Form 10-Q
period 1996-03-31
CONCEPTUS INC
filed 1996-05-15
CIK 896778

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 --------------------

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE FISCAL QUARTER ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Transition period from       to          .
                                                 -----    ---------

                           Commission file number:  0-27596
                                                    -------

                                   CONCEPTUS, INC.
                (Exact name of Registrant as specified in its charter)


              DELAWARE                               97-3170244
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                                  1021 HOWARD AVENUE
                                SAN CARLOS, CA  94070
                       (Address of principal executive offices)
         Registrant's telephone number, including area code:  (415) 802-7240


                                 --------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

    Yes     X      No
         -------       --------
    As of April 30, 1996, 9,109,873 shares of the Registrant's Common Stock were outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                   CONCEPTUS, INC.

                    FORM 10-Q For the Quarter Ended March 31, 1996

                                        INDEX


                                                                         Page
    Facing sheet                                                           1

    Index                                                                  2

Part I.  Financial Information

Item 1.  a)   Balance sheets at March 31, 1996 and December 31, 1995       3

         b)   Statements of operations for the three-month periods
              ended March 31, 1996 and March 31, 1995                      4

         c)   Statements of cash flows for the three-month periods
              ended March 31, 1996 and March 31, 1995                      5

         d)   Notes to financial statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7

Part II. Other Information                                                11

         Signature                                                        12

         Index to Exhibits                                                13

                            PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              MARCH 31, 1996   DECEMBER 31, 1995
                                              --------------   -----------------
ASSETS                                          (UNAUDITED)
Current Assets:
  Cash and cash equivalents                     $  46,666       $    2,848
  Short-term investments                            1,281            2,234
  Accounts receivable                                  51               13
  Inventories                                           8               54
  Other current assets                                256              450
                                              --------------   -----------------
Total current assets                               48,262            5,599

Property and equipment, net                           480              468

Other assets                                           23               25
                                              --------------   -----------------
                                                $  48,765       $    6,092
                                              --------------   -----------------
                                              --------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable                              $     417       $      576
  Accrued compensation                                313              301
  Other accrued liabilities                           391              152
  Current portion of debt and capital
     lease obligations                                167              163
                                              --------------   -----------------
Total current liabilities                           1,288            1,192

Long-term portion of debt and capital
  lease obligations                                   110              153

Commitments

Redeemable convertible preferred stock at
  amount paid in -
  3,853,957 shares issued and outstanding at
  December 31,1995; aggregate liquidation
  preference of $16,704 at December 31,1995             -           16,624

Stockholders' equity (net capital deficiency)
  Preferred stock, $0.003 par value, 4,700,000
   shares authorized, issuable in series -
   Series B, Series C and Series D represent
  redeemable convertible stock shown above:
  Series A, 666,666 convertible shares
     authorized, issued and outstanding;
     aggregate liquidation preference of $500
     at December 31, 1995                               -                -
  Common stock, $0.003 par value,
     25,000,000 shares authorized
     196,248 and 9,102,031 shares issued
     and outstanding at December 31, 1995
     and March 31, 1996, respectively              61,583              931
  Stockholder notes receivable                        (49)             (49)
  Deferred compensation                              (721)            (778)
  Deficit accumulated during the development
     stage                                        (13,446)         (11,981)
                                              --------------   -----------------
Total stockholders' equity (net capital
  deficiency)                                      47,367          (11,877)
                                              --------------   -----------------
                                                $  48,765       $    6,092
                                              --------------   -----------------
                                              --------------   -----------------



                          See notes to financial statements.

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                       THREE MONTHS ENDED            (SEPTEMBER 18,
                                                            MARCH 31,                  1992) TO
                                                   --------------------------          MARCH 31,
                                                      1996           1995                 1996
                                                   -----------    -----------        -------------

Net sales                                         $     82       $     99           $    714
Cost of sales                                          159            292              1,898
                                                  -----------    -----------        -----------
Gross Profit                                           (77)          (193)            (1,184)

Operating expenses:
    Research and development                           788            528              6,392
    Selling, general and administrative                992            532              6,772
                                                  -----------    -----------        -----------
Total operating costs and expenses                   1,780          1,060             13,164
                                                  -----------    -----------        -----------

Operating loss                                      (1,857)        (1,253)           (14,348)

Interest and investment income, net                    400             57                977

Interest expense                                        (8)           (12)               (75)
                                                  -----------    -----------        -----------
Net loss                                          $ (1,465)      $ (1,208)          $(13,446)
                                                  -----------    -----------        -----------
                                                  -----------    -----------        -----------

Historical net loss per share                     $  (0.24)      $  (0.77)
                                                  -----------    -----------
                                                  -----------    -----------

Shares used in computing of historical net
  loss per share                                     6,131          1,577
                                                  -----------    -----------
                                                  -----------    -----------

Supplemental net loss per share                   $  (0.19)      $  (0.33)
                                                  -----------    -----------
                                                  -----------    -----------

Shares used in computing supplemental net
  loss per share                                     7,638          3,678
                                                  -----------    -----------
                                                  -----------    -----------


                          See notes to financial statements.

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (IN THOUSANDS)

                                                                                      PERIOD FROM
                                                                                       INCEPTION
                                                       THREE MONTHS ENDED            (SEPTEMBER 18,
                                                            MARCH 31,                   1992) TO
                                                   --------------------------          MARCH 31,
                                                      1996           1995                1996
                                                   -----------    -----------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $ (1,465)      $ (1,208)          $(13,446)
Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                       63             54                499
    Amortization of deferred compensation               57              -                147
    Changes in operating assets and liabilities
      Accounts receivable                              (38)             1                (51)
      Inventory                                         46            (31)                (8)
      Other current assets                             194             19               (256)
      Accounts Payable                                (159)           (39)               417
      Accrued compensation                              12             26                313
      Other accrued liabilities                        239            (36)               391
                                                  -----------    -----------        -----------
Net cash from operating activities                  (1,051)        (1,214)           (11,994)
                                                  -----------    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                               (953)             -            (14,775)
Maturities of investments                            1,906              -             10,532
Sales of investments                                     -            978              2,962
Capital expenditures                                   (75)           (44)              (638)
Increase in other assets                                 2              1                (38)
                                                  -----------    -----------        -----------
Net cash from investing activities                     880            935             (1,957)
                                                  -----------    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock            -              -             16,624
Proceeds from issuance of common stock              44,028             31             44,042
Proceeds from issuance of debt                           -             33                209
Principal payments on debt and capital lease
  obligations                                          (39)           (32)              (258)
                                                  -----------    -----------        -----------
Net cash from investing activities                  43,989             32             60,617
                                                  -----------    -----------        -----------

Net change in cash and cash equivalents             43,818           (247)            46,666
Cash and cash equivalents at beginning of
  period                                             2,848          2,496                  -
                                                  -----------    -----------        -----------
Cash and cash equivalents at end of period        $ 46,666       $  2,249           $ 46,666
                                                  -----------    -----------        -----------
                                                  -----------    -----------        -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for interest                            $      8       $     11           $     75
                                                  -----------    -----------        -----------
                                                  -----------    -----------        -----------

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING
  ACTIVITIES
Equipment acquired under capital lease
  obligation                                      $      -       $     33           $    327
                                                  -----------    -----------        -----------
                                                  -----------    -----------        -----------

Issuance of common stock in exchange for
  note receivable                                 $      -       $     24           $     49
                                                  -----------    -----------        -----------
                                                  -----------    -----------        -----------

Conversion of preferred stock to common stock     $ 16,624       $      -           $ 16,624
                                                  -----------    -----------        -----------
                                                  -----------    -----------        -----------



                          See notes to financial statements.

                            NOTES TO FINANCIAL STATEMENTS
                                      UNAUDITED

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF PREPARATION

    The accompanying balance sheet as of March 31, 1996 and the statements of operations and cash flows for the quarters ended March 31, 1996 and 1995 have been prepared by Conceptus, Inc. (Conceptus or the Company), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996, and for all periods presented, have been made.

    Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the quarter ended March 31, 1996 may not necessarily be indicative of the operating results for the full 1996 fiscal year.

COMPUTATION OF NET LOSS PER SHARE

    Except as noted below, historic net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletins, common and common equivalent shares (stock options and convertible preferred stock) issued during the 12-month period prior to the initial filing of the proposed offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods through September 30, 1995 (using the treasury stock method for stock options).

    As described above, the antidilutive effect of certain stock options is included in the calculation of loss per share for all periods through September 30, 1995, but is excluded from the calculation after that date. Supplemental loss per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, but excludes the antidilutive effect of common equivalent shares from stock options issued at prices substantially below the public offering price during the 12-month period prior to the initial filing of the public offering, and gives retroactive effect from the date of issuance to the conversion of preferred stock which automatically converted to common shares upon the closing of the Company's initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the factors set forth in the Company's prospectus dated February 1, 1996 under the heading Risk Factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

OVERVIEW

    Since its inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative medical devices that provide minimally invasive access to the female reproductive system. The Company's initial focus is on the development of systems to improve the diagnosis and treatment of fallopian tube diseases and disorders, a primary cause of infertility. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, research and development and expansion of marketing and sales activities.

The Company's primary near-term commercial products, the Transcervical Falloposcopy system and the Transcervical Tubal Access Catheter (T-TAC) have generated limited sales to date. The Company commenced commercial shipments of its Transcervical Falloposcopy System in March 1994 in order to begin a multicenter clinical study of its falloposcopy system in Europe and Australia. Substantially all of the revenues in 1994 were derived from the centers involved in this clinical study. Sales in the United States of the Company's Transcervical Falloposcopy system are paced by Food and Drug Administration
(FDA) approval or clearance to market. As previously reported, the Company filed a 510(k) with the FDA seeking clearance of its falloposcopy system for a limited fallopian tube diagnostic indication in October 1995. The FDA subsequently withdrew the 510(k) and requested that clinical data be provided to support a refiled 510(k). The Company continues to believe that 510(k) clearance for the falloposcopy system for a limited fallopian tube diagnostic indication is the appropriate regulatory pathway, however, there can be no assurance that the FDA will ultimately concur with a 510(k) clearance. Recent conversations with the FDA have indicated that the FDA may reach a conclusion in this matter within the next sixty (60) days.

    The Company currently sells its T-TAC products in international markets through a limited number of distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms. The Company recently made a change in the profile of its distributors, resulting in the replacement of distributors in certain international markets. Although the Company began marketing components of its T-TAC system in the United States in April 1995, general marketing of the system commenced upon the receipt of a 510(k) clearance for diagnosis of proximal tubal occlusion in August 1995. Sales in the United States are currently made through a small direct sales force and are conducted on open credit terms.

    Certain of the Company's products are currently manufactured by contract manufacturers while others are manufactured by Conceptus at its facility in San Carlos, California. If the T-TAC and Transcervical Falloposcopy systems are successful, the Company expects to increase its manufacturing operations in order to better control product costs and increase gross margin. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its international distributor network, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

RESULTS OF OPERATIONS

    Sales decreased to $82,000 for the three months ended March 31, 1996 from $99,000 for the same period in the prior year. The 17 percent decrease is primarily the result of initial stocking orders of falloposcopy products to new international distributors in the prior year period, partially off-set by commercial sales of the Company's 510(k)-cleared T-TAC products in the United Sates in the current-year period. Domestic sales comprised 41 percent of total sales in 1996 compared with four percent in 1995.

    Cost of sales decreased to $159,000 for the three months ended March 31, 1996 from $292,000 for the same period in the prior year. This decrease is primarily due to increased shipments in the current period of the Company's T-TAC products, which carry lower overall manufacturing costs than the Company's falloposcopy products, as well as reduced manufacturing overhead.

    Research and development (R&D) expenses, which include clinical and regulatory expenses increased to $788,000 for the three months ended March 31, 1996 from $528,000 for the same period in the prior year. This increase is primarily due to the increased number of employees and related personnel expenses and increased expenses associated with supporting various R&D and clinical efforts.

    Selling, general and administrative (SG&A) expenses increased to $992,000 for the three months ended March 31, 1996 from $532,000 for the same period in the prior year. This increase is primarily due to growth of the Company's direct sales force in the United States combined with increased costs associated with marketing the Company's T-TAC products in the United States.

    Net interest income increased to $400,000 for the three months ended March 31, 1996 from $57,000 for the same period in the prior year. The increase is due to a higher average invested cash balance from the proceeds of the Company's initial public offering of common stock on February 1, 1996. Interest expense for the three months ended March 31, 1996 and the amount for the same period in the prior year was insignificant.

    As a result of the items discussed above, net loss increased to $1,465,000 for the three months ended March 31, 1996 from $1,208,000 for the three months ended March 31, 1995.

    The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and Transcervical Falloposcopy systems. The Company has generated only limited revenues, primarily from sales in international markets for clinical trials, and does not have experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of March 31, 1996, had an accumulated deficit of $13.4 million. The Company expects its operating losses to continue for at least the next several years as limited product sales will continue to be offset by the substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated from those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or otherwise disposed of. The Company will adopt SFAS 121 and, based on current circumstances, does not believe that the effect of such Statement will be material.

    In October 1995, FASB issues SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which provides an alternative to APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value- based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the Statement, if earlier. It is the Company's intention to continue to account for employee stock options in accordance with APB Opinion No. 25 and to adopt the disclosure only alternative described in SFAS No. 123. As a result, there will be no impact on the Company's financial position upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $13.4 million at March 31, 1996. Prior to the Company's initial public offering, the Company funded its operations primarily through the private placement of $16.6 million of equity securities, as well as through interest income, equipment financing and secured loan arrangements. On February 1, 1996, the Company completed an initial public offering of 3,450,000 shares of its common stock at $14.00 per share for net proceeds of approximately $44 million.

    At March 31, 1996, Conceptus had cash, cash equivalents and short-term investments of $47.9 million compared with $5.1 million at December 31, 1995. The increase is due to approximately $44.0 million of net proceeds from the Company's initial public offering partially offset by approximately $1.2
million used in operating and investing activities.   Capital expenditures in
the first quarter of 1996 increased to $75,000 from $44,000 in the prior year period and is largely due to expenditures necessary to support the growth in employees.

    Conceptus believes that the net proceeds from its initial public offering, together with interest thereon and the Company's existing capital resources, will be sufficient to fund its operation through 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States and internationally, the resources required to expand manufacturing capacity and facility requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Prior to the Company's initial public offering of securities, certain matters were submitted for the written consent of the Company's stockholders in November 1995 and January 1996. These matters and the tabulation of votes thereon are discussed more fully in, and are herein incorporated by reference from, Item 4 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         11.1 Computation of net loss per share (see Note 1 to
              Financial Information in Part I of this Form 10-Q).         14

         27   Financial Data Schedule                                     15


    (b)  Reports on Form 8-K.

         None.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCEPTUS, INC.

                                       By: /s/   SANFORD FITCH
                                           -------------------------------
                                                 Sanford Fitch
                                             Vice President, Finance and
                                            Operations and Chief Financial
                                                Officer
                                             (Duly Authorized and Principal
                                            Financial and  Accounting Officer)

Date:    May 15 , 1996
             --

                                  INDEX TO EXHIBITS



EXHIBIT                                                  SEQUENTIALLY
NUMBER               DESCRIPTION                         NUMBERED PAGE
- - -------              -----------
 11.1    Statement Re Computation of Net Loss Per Share      14
  27     Financial data schedule                             15