Form 10-Q
period 1996-06-30
CONCEPTUS INC
filed 1996-08-13
CIK 896778

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 -------------------

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      FOR THE FISCAL QUARTER ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Transition period from _____ to _________.

                           Commission file number:  0-27596
                                                    -------


                                   CONCEPTUS, INC.
                (Exact name of Registrant as specified in its charter)


              DELAWARE                                     94-3170244
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                                  1021 HOWARD AVENUE
                                SAN CARLOS, CA  94070
                       (Address of principal executive offices)

         Registrant's telephone number, including area code:  (415) 802-7240

                                 -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

    Yes     X      No
          -------       ------

    As of June 30, 1996, 9,139,526 shares of the Registrant's Common Stock were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   CONCEPTUS, INC.

                    FORM 10-Q For the Quarter Ended June 30, 1996

                                        INDEX

                                                                            Page
         Facing sheet                                                          1

         Index                                                                 2

Part I.  Financial Information

Item 1.  a)   Balance sheets at June 30, 1996 and December 31, 1995            3

         b)   Statements of operations for the three and six month periods
              ended June 30, 1996 and June 30, 1995                            4

         c)   Statements of cash flows for the three and six month
              periods ended June 30, 1996 and June 30, 1995                    5

         d)   Notes to financial statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Part II. Other Information                                                    12

         Signature                                                            13

         Index to Exhibits                                                    14

                            PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           JUNE 30,         DECEMBER 31,
                                                                             1996                   1995
                                                                         ------------        ------------
                                                                          (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents                                            $    22,834         $     2,848
    Short-term investments                                                    23,441               2,234
    Accounts receivable                                                           69                  13
    Inventories                                                                   95                  54
    Other current assets                                                         198                 450
                                                                         ------------        ------------
Total current assets                                                          46,637               5,599
Property and equipment, net                                                      517                 468
Other assets                                                                      22                  25
                                                                         ------------        ------------
                                                                         $    47,176         $     6,092
                                                                         ------------        ------------
                                                                         ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
    Accounts payable                                                     $       348         $       576
    Accrued compensation                                                         289                 301
    Other accrued liabilities                                                    466                 152
    Current portion of debt and capital lease obligations                        156                 163
                                                                         ------------        ------------
Total current liabilities                                                      1,259               1,192

Long-term portion of debt and capital lease obligations                           80                 153

Commitments

Redeemable convertible preferred stock at amount paid in
    3,853,957 shares issued and outstanding at
    December 31,1995; aggregate liquidation
    preference of $16,704 at December 31,1995                                      -              16,624

Stockholders' equity (net capital deficiency)
    Preferred stock, $0.003 par value, 4,700,000 shares authorized, issuable in series - Series B, Series C and Series D represent redeemable convertible stock shown above:
    Series A, 666,666 convertible shares authorized, issued and
      outstanding; aggregate liquidation preference of $500 at                     -                  -
      December 31, 1995
    Common stock, $0.003 par value, 25,000,000 shares authorized              61,628                 931
      196,248 and 9,139,526 shares issued and outstanding at
      December 31, 1995 and June 30, 1996, respectively
    Stockholder notes receivable                                                 (49)                (49)
    Deferred compensation                                                       (667)               (778)
    Deficit accumulated during the development stage                         (15,075)            (11,981)
                                                                         ------------        ------------
Total stockholders' equity (net capital deficiency)                           45,837             (11,877)
                                                                         ------------        ------------
                                                                         $    47,176         $     6,092
                                                                         ------------        ------------
                                                                         ------------        ------------

                          See notes to financial statements.

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     Period from
                                                                                                      Inception
                                             Three Months Ended             Six Months Ended       (September 18,
                                                   June 30,                      June 30,             1992) to
                                          ------------------------      ------------------------       June 30,
                                            1996           1995           1996           1995           1996
                                          ---------      ----------     ----------     ----------   -------------
Net sales                                $    105       $     27       $    187       $    126      $     819
Cost of sales                                 235            144            394            436          2,133
                                         --------       --------       --------       --------      ---------
Gross profit                                 (130)          (117)          (207)          (310)        (1,314)

Operating expenses:
    Research and development                  915            627          1,703          1,155          7,307
    Selling, general and administrative     1,200            648          2,192          1,180          7,972
                                         --------       --------       --------       --------      ---------
Total operating costs and expenses          2,115          1,275          3,895          2,335         15,279
                                         --------       --------       --------       --------      ---------

Operating loss                             (2,245)        (1,392)        (4,102)        (2,645)       (16,593)
Interest income and other, net                622             98          1,022            153          1,599
Interest expense                               (6)           (12)           (14)           (22)           (81)
                                         --------       --------       --------       --------      ---------
Net loss                                 $ (1,629)      $ (1,306)      $ (3,094)      $ (2,514)     $ (15,075)
                                         --------       --------       --------       --------      ---------
                                         --------       --------       --------       --------      ---------
Net loss per share                       $  (0.18)      $  (0.83)      $  (0.41)      $  (1.59)
                                         --------       --------       --------       --------
                                         --------       --------       --------       --------
Shares used in computing
    net loss per share                      9,127          1,579          7,629          1,578
                                         --------       --------       --------       --------
                                         --------       --------       --------       --------
Supplemental net loss per share          $  (0.18)      $  (0.30)      $  (0.37)      $  (0.63)
                                         --------       --------       --------       --------
                                         --------       --------       --------       --------
Shares used in computing
    supplemental net loss per share         9,127          4,330          8,382          4,004
                                         --------       --------       --------       --------
                                         --------       --------       --------       --------

                          See notes to financial statements.

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (IN THOUSANDS)


                                                                                                               PERIOD FROM
                                                                                                                INCEPTION
                                                             Three Months Ended        Six Months Ended       (SEPTEMBER 18,
                                                                    June 30,                June 30,             1992) TO
                                                            ---------------------   ---------------------       JUNE 30,
                                                              1996        1995        1996        1995             1996
                                                            ---------   ---------   ---------   ---------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (1,629)   $ (1,306)   $ (3,094)   $ (2,514)     $  (15,075)
Adjustments to reconcile net loss to net cash from
    operating activities:
    Depreciation and amortization                                76          60         139         114             575
    Amortization of deferred compensation                        54           -         111           -             201
    Changes in operating assets and liabilities
      Accounts receivable                                       (18)         76         (56)         77             (69)
      Inventory                                                 (87)        (85)        (41)       (116)            (95)
      Other current assets                                       58         (10)        252           9            (198)
      Accounts payable                                          (69)        105        (228)         66             348
      Accrued compensation                                      (24)         10         (12)         36             289
      Other accrued liabilities                                  75          19         314         (17)            466
                                                            -------     -------    --------    --------       ---------
Net cash from operating activities                           (1,564)     (1,131)     (2,615)     (2,345)        (13,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                     (22,344)          -     (23,297)          -         (37,119)
Maturities of investments                                       184       2,757       2,090       2,757          10,716
Sales of investments                                              -        (978)          -           -           2,962
Capital expenditures                                           (113)        (38)       (188)        (49)           (751)
Increase in other assets                                          1           2           3           3             (37)
                                                            -------     -------    --------    --------       ---------
Net cash from investing activites                           (22,272)      1,743     (21,392)      2,711         (24,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock                     -           -           -           -          16,624
Proceeds from issuance of common stock                           45       5,144      44,073       5,175          44,087
Proceeds from issuance of debt                                    -           -           -           -             209
Principal payments on debt and capital lease obligations        (41)        (35)        (80)        (67)           (299)
                                                            -------     -------    --------    --------       ---------
Net cash from investing activities                                4       5,109      43,993       5,108          60,621

Net change in cash and cash equivalents                     (23,832)      5,721      19,986       5,474          22,834
Cash and cash equivalents at beginning of period             46,666       2,249       2,848       2,496               -
                                                            -------     -------    --------    --------       ---------
Cash and cash equivalents at end of period                 $ 22,834     $ 7,970      22,834       7,970       $  22,834
                                                            -------     -------    --------    --------       ---------
                                                            -------     -------    --------    --------       ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                     $      6     $    12    $     14    $     22       $      81
                                                            -------     -------    --------    --------       ---------
                                                            -------     -------    --------    --------       ---------

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES
Equipment acquired under capital lease obligation          $      -     $    34    $      -    $     67       $     327
                                                            -------     -------    --------    --------       ---------
                                                            -------     -------    --------    --------       ---------

Issuance of common stock in exchange for note receivable   $      -     $     -    $      -    $     24       $      49
                                                            -------     -------    --------    --------       ---------
                                                            -------     -------    --------    --------       ---------

Conversion of preferred stock to common stock              $      -     $     -    $ 16,624    $      -       $  16,624
                                                            -------     -------    --------    --------       ---------
                                                            -------     -------    --------    --------       ---------

                          See notes to financial statements.

                            NOTES TO FINANCIAL STATEMENTS
                                      UNAUDITED

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF PREPARATION

    The accompanying balance sheet as of June 30, 1996 and the statements of operations and cash flows for the quarters ended June 30, 1996 and 1995 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996, and for all periods presented, have been made.

    Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 may not necessarily be indicative of the operating results for the full 1996 fiscal year.

COMPUTATION OF NET LOSS PER SHARE

    Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletins, common and common equivalent shares (stock options and convertible preferred stock) issued during the 12-month period prior to the initial filing of the proposed offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods through September 30, 1995 (using the treasury stock method for stock options).

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

ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated from those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or otherwise disposed of. The Company will adopt SFAS 121 and, based on current circumstances, does not believe that the effect of such Statement will be material.

    In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. The Statement allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value- based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the Statement, if earlier. It is the Company's intention to continue to account for employee stock options in accordance with APB Opinion No. 25 and to adopt the "disclosure only" alternative described in SFAS No. 123. As a result, there will be no impact on the Company's financial position upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the factors set forth in the Company's prospectus dated February 1, 1996 under the heading "Risk Factors", as well as other factors, including those set forth in the following discussion could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

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

    The Company's primary near-term commercial products, the Transcervical Falloposcopy System and the Transcervical Tubal Access Catheter ("TTAC") system have generated limited sales to date. The Company commenced shipments of its Transcervical Falloposcopy System in March 1994 in order to begin a multicenter clinical study of its falloposcopy system in Europe and Australia. Substantially all of the revenues in 1994 and approximately 16% of revenues in 1995, were derived from the centers involved in this clinical study. Sales in the United States of the Company's Transcervical Falloposcopy system are paced by Food and Drug Administration ("FDA") approval or clearance to market. As previously reported, the Company filed a 510(k) with the FDA seeking clearance of its falloposcopy system for a limited fallopian tube diagnostic indication in October 1995. The FDA subsequently withdrew the 510(k) and requested that
additional clinical data be provided to support a refiled 510(k).   In June 1996
the Company refiled this 510(k) with certain updated clinical data. Based on standard FDA procedures, the FDA should respond to the refiled 510(k) within 90 days from the date of filing. While the Company continues to believe that 510(k) clearance for the falloposcopy system for a limited fallopian tube diagnostic indication is the appropriate regulatory pathway, there can be no assurance that the FDA will ultimately concur with a 510(k) clearance or will not require additional clinical data.

    The Company sells its TTAC products in international markets through a limited number of distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms. In June 1996, the Company strengthened its distribution capabilities by entering into a marketing and distribution agreement with Schering Health Care Limited ("Schering"), the U.K. subsidiary of the pharmaceutical company, Schering A.G. Schering will distribute the Company's TTAC and falloposcopy products in the U.K. Although the Company began marketing components of its TTAC system in the United States in April 1995, general marketing of the system in the United States commenced upon the receipt of a 510(k) clearance for diagnosis of proximal tubal occlusion in August 1995. In July 1996, the Company entered into a distribution agreement with Mallinckrodt Medical ("Mallinckrodt"), a distributor of radiological products. Mallinckrodt will distribute the Company's TTAC products to hospitals in North, Central and South America. The Company's direct sales force will continue sell TTAC products to non-hospital based interventional gynocologists, in these regions.

    Certain of the Company's products are manufactured by contract manufacturers while others are manufactured by Conceptus at its facility in San Carlos, California. If the TTAC and Transcervical Falloposcopy systems are successful, the Company expects to increase its manufacturing operations in order to reduce product costs and increase gross margin. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its international and domestic distributor networks, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

RESULTS OF OPERATIONS

    Sales increased to $105,000 and $187,000 for the three and six months ended June 30, 1996, from $27,000 and $126,000 for the same respective periods in the prior year. The increase is primarily due to increased shipments of the Company's TTAC products to a significant U.S. customer and an initial shipment to a new distributor in the U.K. Domestic sales comprised 66% and 54% of sales for the three and six month periods ended June 30, 1996, respectively, compared with 100% and 38% in the prior year periods.

    Cost of sales increased to $235,000 for the three months ended June 30, 1996 from $144,000 for same period in the prior year. This increase is primarily due to an increase in unapplied manufacturing overhead and increased unit shipments in the current period of the Company's TTAC products. For the six month period ended June 30, 1996, cost of sales decreased to $394,000 from $436,000 in the same prior year period. This decrease is due to a higher porportion of unit shipments in 1996 of the Company's TTAC products, which carry lower overall manufacturing costs than the Company's falloposcopy products, in combination with a decrease in manufacturing overhead.

    Research and development ("R&D") expenses, which include clinical and regulatory expenses increased to $915,000 and $1,703,000 for the three and six months ended June 30, 1996 from $627,000 and $1,155,000 for the same respective periods in the prior year. This increase is primarily due to the increased number of employees and related personnel expenses and increased expenses associated with supporting various R&D efforts. The Company believes that its investment in product development is essential in its efforts to establish its competitive position and continue the development of future products. Accordingly, the Company expects to continue to make substantial expenditures on product development and to increase the dollar amount expended for R&D.

    Selling, general and administrative ("SG&A") expenses increased to $1,200,000 and $2,192,000 for the three and six months ended June 30, 1996 from $648,000 and $1,180,00 for the same respective periods in the prior year. This increase is primarily due to growth of the Company's direct sales force in the United States, increased costs associated with marketing the Company's TTAC products in the United States, and increased administrative costs associated with various public reporting requirements. The Company anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to expenses associated with expanding domestic administrative functions, introducing and market the Company's products that require increased physician training, and sales support.

    Net interest and other income increased to $622,000 and $1,022,000 for the three and six months ended June 30, 1996 from $98,000 and $153,000 for the same respective periods in the prior year. The increase is due to a higher average invested cash balance from the proceeds of the Company's initial public offering of common stock on February 1, 1996. Interest expense for the three and six months ended June 30, 1996 and the amount for the same respective periods in the prior year was immaterial.

    As a result of the items discussed above, net loss increased to $1,629,000 and $3,094,000 for the three and six months ended June 30, 1996 from $1,306,000 and $2,514,000 for the same respective periods in 1995.

    The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its TTAC and Transcervical Falloposcopy systems. The Company has generated only limited revenues, primarily from sales in international markets for clinical trials, and does not have experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of June 30, 1996, had an accumulated deficit of $15.1 million. The Company expects its operating losses to continue for at least the next several years as limited product sales will continue to be offset by the substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $15.1 million at June 30, 1996. Prior to the Company's initial public offering, the Company funded its operations primarily through the private placement of $16.6 million of equity securities, as well as through interest income, equipment financing and secured loan arrangements. On February 1, 1996, the Company completed an initial public offering of 3,450,000 shares of its common stock at $14.00 per share for net proceeds of approximately $44.0 million.

    At June 30, 1996, Conceptus had cash, cash equivalents and short-term investments of $46.3 million compared with $5.1 million at December 31, 1995. The increase is due to approximately $44.0 million of net proceeds from the Company's initial public offering partially offset by approximately $2.6 million
used in operating activities.   Capital expenditures in the first half of 1996
increased to $188,000 from $49,000 in the prior year period and is largely due to expenditures necessary to support the growth in employees.

    Conceptus believes that the net proceeds from its initial public offering, together with interest thereon and the Company's existing capital resources, will be sufficient to fund its operation through 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing or acquiring, manufacturing and marketing its products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States and internationally, the resources required to expand manufacturing capacity and facility requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                10.12* Distribution Agreement dated July 1, 1996 between the Registrant and Mallinckrodt Groupt Inc.

                11.1 Computation of net loss per share (see Note 1 to Financial Information in Part I of this Form 10-Q).

                27       Financial Data Schedule

                * Confidential treatment requested as to portions of this
                  exhibit.

         (b)  Reports on Form 8-K.

              None.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONCEPTUS, INC.


                                  By: /s/   SANFORD FITCH
                                       ----------------------------------------
                                            Sanford Fitch
                                       Vice President, Finance and Operations
                                            and Chief Financial Officer
                                       (Duly Authorized and Principal Financial
                                            and Accounting Officer)


Date:  August 14, 1996

                                  INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------

   10.12* Distribution Agreement dated July 1, 1996 between the Registrant and Mallinckrodt Groupt Inc.

   11.1        Statement Re Computation of Net Loss Per Share

   27          Financial data schedule

   * Confidential treatment requested as to portions of this exhibit.