Form 10-Q
period 1996-09-30
CONCEPTUS INC
filed 1996-11-13
CIK 896778

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                 ___________________

                                      FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1996

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

                                 ___________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

    Yes     X                                                 No
        ---------                                                  ----------

    As of October 31, 1996, 9,157,284 shares of the Registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   CONCEPTUS, INC.

                  FORM 10-Q For the Quarter Ended September 30, 1996

                                        INDEX

                                                                            Page

         Facing sheet                                                         1

         Index                                                                2

Part I.  Financial Information

Item 1.  a)   Balance sheets at September 30, 1996 and December 31, 1995      3

         b)   Statements of operations for the three and nine month periods
              ended September 30, 1996 and September 30, 1995                 4

         c)   Statements of cash flows for the three and nine month periods
              ended September 30, 1996 and September 30, 1995                 5

         d)   Notes to financial statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

Part II. Other Information                                                    12

         Signature                                                            13

         Index to Exhibits                                                    14

                           PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1996             1995
                                          -----------      -----------
                                          (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                 $  14,991        $  2,848
  Short-term investments                       29,558           2,234
  Accounts receivable                             229              13
  Inventories                                     199              54
  Other current assets                            379             450
                                           ----------       ---------
Total current assets                           45,356           5,599
Property and equipment, net                       532             468
Other assets                                       10              25
                                           ----------       ---------
                                            $  45,898        $  6,092
                                           ----------       ---------
                                           ----------       ---------

LIABILITIES AND STOCKHOLDERS'
 EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable                             $  508          $  576
  Accrued compensation                            454             301
  Other accrued liabilities                       466             152
  Current portion of debt and
   capital lease obligations                      141             163
                                           ----------       ---------
Total current liabilities                       1,569           1,192

Long-term portion of debt and capital
 lease obligations                                 54             153

Commitments

Redeemable convertible preferred stock at
 amount paid in 3,853,957 shares issued
 and outstanding at December 31,1995;
 aggregate liquidation preference of $16,704
 at December 31,1995                                -          16,624

Stockholders' equity (net capital deficiency)
 Preferred stock, $0.003 par value, 4,700,000
 shares authorized, issuable in series - Series
 B, Series C and Series D represent redeemable
 convertible stock shown above:
 Series A, 666,666 convertible shares
  authorized, issued and outstanding;
  aggregate liquidation preference of $500
  at December 31, 1995                              -               -

 Common stock, $0.003 par value, 25,000,000
  shares authorized 196,248 and 9,148,045
  shares issued and outstanding at December
  31, 1995 and September 30, 1996,
  respectively                                 61,736             931


 Stockholder notes receivable                     (49)            (49)
 Deferred compensation                           (613)           (778)
 Deficit accumulated during the
  development stage                           (16,799)        (11,981)
                                           ----------       ---------
Total stockholders' equity
 (net capital deficiency)                      44,275         (11,877)
                                           ----------       ---------
                                            $  45,898        $  6,092
                                           ----------       ---------
                                           ----------       ---------


                          See notes to financial statements.

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              Period from
                                                                               Inception
                                      Three Months Ended  Nine Months Ended  (September 18,
                                         September 30,       September 30,     1992) to
                                      ------------------  ------------------  September 30,
                                        1996       1995      1996      1995        1996
                                      --------   --------  --------  --------  --------------

Net sales                              $  236   $    67    $   423   $   193     $  1,055
Cost of sales                             374       278        768       714        2,507
                                      --------   --------  --------  --------  --------------
Gross profit                             (138)     (211)      (345)     (521)      (1,452)

Operating expenses:
  Research and development                965       675      2,668     1,830        8,272
  Selling, general and administrative   1,232       825      3,424     2,005        9,204
                                      --------   --------  --------  --------  --------------
Total operating costs and expenses      2,197     1,500      6,092     3,835       17,476
                                      --------   --------  --------  --------  --------------

Operating loss                         (2,335)   (1,711)    (6,437)   (4,356)     (18,928)

Interest income and other, net            618       124      1,640       277        2,217

Interest expense                           (6)      (10)       (20)      (32)         (87)
                                      --------   --------  --------  --------  --------------
Net loss                            $  (1,723)  $(1,597)   $(4,817)  $(4,111)    $(16,798)
                                      --------   --------  --------  --------  --------------

Net loss per share                  $   (0.19)  $ (1.01)   $ (0.59)  $ (2.60)
                                      --------   --------  --------  --------
                                      --------   --------  --------  --------

Shares used in computing
  net loss per share                    9,143     1,589      8,134     1,582
                                      --------   --------  --------  --------
                                      --------   --------  --------  --------

Supplemental net loss per share     $   (0.19)  $ (0.34)   $ (0.56)  $ (0.97)
                                      --------   --------  --------  --------
                                      --------   --------  --------  --------

Shares used in computing
  supplemental net loss per share       9,143     4,707      8,636     4,239
                                      --------   --------  --------  --------
                                      --------   --------  --------  --------



                          See notes to financial statements.

                                   CONCEPTUS, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (IN THOUSANDS)

                                                                                    Period from
                                                                                     Inception
                                                                                   (September 18,
                                         Three Months Ended   Nine Months Ended       1992) to
                                            September 30,        September 30,      September 30,
                                           1996      1995       1996       1995         1996
                                        ---------  ---------  ---------  ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $ (1,724)  $ (1,306)  $ (4,818)  $ (2,514)     $ (15,075)
Adjustments to reconcile net loss to
  net cash from operating activities:
  Depreciation and amortization               80         60        219        114            575
  Amortization of deferred compensation       54          -        165          -            201
  Changes in operating assets and
   liabilities
     Accounts receivable                    (160)        76       (216)        77            (69)
     Inventory                              (104)       (85)      (145)      (116)           (95)
     Other current assets                   (181)       (10)        71          9           (198)
     Accounts payable                        160        105        (68)        66            348
     Accrued compensation                    165         10        153         36            289
     Other accrued liabilities                 0         19        314        (17)           466
                                        ---------  ---------  ---------  ---------  -------------
Net cash from operating activities        (1,710)    (1,131)    (4,325)    (2,345)       (13,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                   (6,117)         -    (29,414)         -        (37,119)
Maturities of investments                      0      2,757      2,090      2,757         10,716
Sales of investments                           -       (978)         -          -          2,962
Capital expenditures                         (95)       (38)      (283)       (49)          (751)
Increase in other assets                      12          2         15          3            (37)
                                        ---------  ---------  ---------  ---------  -------------
Net cash from investing activites         (6,200)     1,743    (27,592)     2,711        (24,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of
 preferred stock                               -          -           -         -         16,624
Proceeds from issuance of common stock       108      5,144      44,181     5,175         44,087
Proceeds from issuance of debt                 -          -           -         -            209
Principal payments on debt and
 capital lease obligations                   (41)       (35)       (121)      (67)          (299)
                                        ---------  ---------  ---------  ---------  -------------
Net cash from financing activities            67      5,109      44,060     5,108         60,621

Net change in cash and cash
 equivalents                              (7,843)     5,721      12,143     5,474         22,834
Cash and cash equivalents at
 beginning of period                      22,834      2,249       2,848     2,496              -
                                        ---------  ---------  ---------  ---------  -------------
Cash and cash equivalents at
 end of period                          $ 14,991   $  7,970      14,991     7,970      $  22,834
                                        ---------  ---------  ---------  ---------  -------------
                                        ---------  ---------  ---------  ---------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
Cash paid for interest                  $      6   $     10   $      20  $     32      $      87
                                        ---------  ---------  ---------  ---------  -------------
                                        ---------  ---------  ---------  ---------  -------------

SUPPLEMENTAL SCHEDULE OF NON CASH
 FINANCING ACTIVITIES
Equipment acquired under capital
 lease obligation                       $      -   $      -   $       -  $     67      $     327
                                        ---------  ---------  ---------  ---------  -------------
                                        ---------  ---------  ---------  ---------  -------------

Issuance of common stock in exchange
 for note receivable                    $      -   $      -   $       -  $     24      $      49
                                        ---------  ---------  ---------  ---------  -------------
                                        ---------  ---------  ---------  ---------  -------------

Conversion of preferred stock to
 common stock                           $      -   $      -   $  16,624  $      -      $  16,624
                                        ---------  ---------  ---------  ---------  -------------
                                        ---------  ---------  ---------  ---------  -------------


                          See notes to financial statements.

                             NOTES TO FINANCIAL STATEMENTS

                                      UNAUDITED

ITEM 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF PREPARATION

     The accompanying balance sheet as of September 30, 1996 and the statements of operations and cash flows for the three and nine months ended September 30, 1996 and 1995 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996, and for all periods presented, have been made.

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 may not necessarily be indicative of the operating results for the full 1996 fiscal year.

COMPUTATION OF NET LOSS PER SHARE

     Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletins, common and common equivalent shares (stock options and convertible preferred stock) issued during the 12-month period prior to the initial offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods through September 30, 1995 (using the treasury stock method for stock options).

     As described above, the antidilutive effect of certain stock options is included in the calculation of loss per share for all periods through September 30, 1995, but is excluded from the calculation after that date. Supplemental loss per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, but excludes the antidilutive effect of common equivalent shares from stock options issued at prices substantially below the public offering price during the 12-month period prior to the public offering, and gives retroactive effect from the date of issuance to the conversion of preferred stock which automatically converted to common shares upon the closing of the Company's initial public offering.

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

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. The Statement allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value- based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the Statement, if earlier. It is the Company's intention to continue to account for employee stock options in accordance with APB Opinion No. 25 and to adopt the "disclosure only" alternative described in SFAS No. 123. As a result, there has been no impact on the Company's financial position following adoption of SFAS No. 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion consists of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the factors set forth in the Company's prospectus dated February 1, 1996 under the heading "Risk Factors", as well as other factors, including those set forth in the following discussion, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

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

     The Company's primary near-term commercial products, the Transcervical Falloposcopy System and the Transcervical Tubal Access Catheter ("TTAC") system have generated limited sales to date. The Company commenced shipments of its Transcervical Falloposcopy System in March 1994 in order to begin a multicenter clinical study of its falloposcopy system in Europe and Australia. Substantially all of the revenues in 1994 and approximately 16% of revenues in 1995, were derived from the centers involved in this clinical study. Sales in the United States of the Company's Transcervical Falloposcopy system are paced by Food and Drug Administration ("FDA") approval or clearance to market. As previously reported, the Company refiled a 510(k) with the FDA seeking clearance of its falloposcopy system for a limited fallopian tube diagnostic indication in June 1996. On September 5, 1996, the Company received notification from the FDA that falloposcopy devices used to evaluate proximal tubal occlusion will be reviewed through
the 510(k) regulatory pathway.   On September 25, 1996, the Company received
a request from the FDA for additional data regarding the refiled 510(k) and the Company filed the additional data on November 1, 1996. Based on standard FDA procedures, the Company expects the FDA to respond to the additional data within 90 days from the date of filing. There can be no assurance, however, that the FDA will not require additional information beyond that submitted.

     The Company sells its TTAC products in international markets through a limited number of distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms. In June 1996, the Company strengthened its distribution capabilities by entering into a marketing and distribution agreement with Schering Health Care Limited ("Schering"), the U.K. subsidiary of the pharmaceutical company, Schering A.G. Schering will distribute the Company's TTAC and falloposcopy products in the U.K. Although the Company began marketing components of its TTAC system in the United States in April 1995, general marketing of the system in the

United States commenced upon the receipt of a 510(k) clearance for diagnosis of proximal tubal occlusion in August 1995. In July 1996, the Company entered into a distribution agreement with Mallinckrodt Medical ("Mallinckrodt"), a distributor of radiological products. Mallinckrodt will distribute the Company's TTAC products to hospitals in North, Central and South America. Shipments to Mallinckrodt under this agreement commenced in September 1996. The Company's direct sales force will continue to sell TTAC products to non-hospital based interventional gynecologists, in these regions.

     On October 29, 1996, the Company entered into an agreement to acquire Microgyn, Inc., a privately held medical device company based in Andover, Massachusetts for a combination of cash and stock. Microgyn is focused on developing products to increase the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. This acquisition will be accounted for using the purchase method and is expected to be completed in the fourth quarter of 1996, subject to certain closing conditions.

     Certain of the Company's products are manufactured by contract manufacturers while others are manufactured by Conceptus at its facility in San Carlos, California. If the TTAC and Transcervical Falloposcopy systems are commercially successful, the Company expects to increase its manufacturing operations in order to reduce product costs and increase gross margin. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its international and domestic distributor networks, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

RESULTS OF OPERATIONS

     Sales increased to $236,000 and $423,000 for the three and nine months ended September 30, 1996, from $67,000 and $193,000 for the respective periods in the prior year. The increase is primarily due to increased shipments of the Company's TTAC products to new distributors in the U.S. and U.K. Domestic sales comprised 81% and 70% of sales for the three and nine month periods ended September 30, 1996, respectively, compared with 62% and 47% in the prior year periods.

     Cost of sales increased to $374,000 and $768,000 for the three and nine month periods ended September 30, 1996 from $278,000 and $714,000 for same periods in the prior year. This increase is due to increased unit shipments of the Company's TTAC products in the current year periods.

     Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased to $965,000 and $2,668,000 for the three and nine months ended September 30, 1996 from $675,000 and $1,830,000 for the respective periods in the prior year. This increase is primarily due to the increased R&D employees and related personnel expenses as well as increased expenses associated with supporting various R&D efforts. The Company believes that its investment in product development is an essential element of its efforts to establish its competitive position and continue the development of future products. Accordingly, the Company expects to continue to make substantial expenditures on product development and to increase the dollar amount expended for R&D.

     Selling, general and administrative ("SG&A") expenses increased to $1,232,000 and $3,424,000 for the three and nine months ended September 30, 1996 from $825,000 and $2,005,000 for the respective periods in the prior year. This increase is primarily due to growth of the Company's direct sales force in the United States, increased costs associated with marketing the Company's TTAC products in the United States, and increased administrative costs associated with being a publicly held company. The Company anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to expenses associated with expanding domestic administrative functions, introducing and marketing the Company's products, which will require increased physician training, and sales support.

     Net interest and other income increased to $618,000 and $1,640,000 for the three and nine months ended September 30, 1996 from $124,000 and $277,000 for the respective periods in the prior year. The increase is due to a higher average invested cash balance from the proceeds of the Company's initial public offering of common stock on February 1, 1996. Interest expense for the three and nine months ended September 30, 1996 and 1995 were immaterial.

     As a result of the items discussed above, net loss increased to $1,723,000 and $4,817,000 for the three and nine months ended September 30, 1996 from $1,597,000 and $4,111,000 for the respective periods in 1995.

     The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its TTAC, Transcervical Falloposcopy, and tubal sterilization products. The Company has generated only limited revenues, primarily from sales in international markets for clinical trials and new distributors, and does not have experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of September 30, 1996, had an accumulated deficit of $16,799,000. The Company expects its operating losses to continue for at least the next several years as limited product sales will continue to be offset by the substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $16.8 million at September 30, 1996. Prior to the Company's initial public offering, the Company funded its operations primarily through the private placement of $16.6 million of equity securities, as well as through interest income, equipment financing and secured loan arrangements. On February 1, 1996, the Company completed an initial public offering of 3,450,000 shares of its common stock at $14.00 per share for net proceeds of approximately $44.0 million.

     At September 30, 1996, Conceptus had cash, cash equivalents and short-term investments of $44.5 million compared with $5.1 million at December 31, 1995. The increase is due to approximately $44.0 million of net proceeds from the Company's initial public offering, partially offset by approximately $4.6 million used in operating and investing activities. Capital expenditures in the first nine months of 1996 increased to $283,000 from $49,000 in the prior year period, largely due to expenditures necessary to support the growth in employees and growth of operations.

     Conceptus believes that the net proceeds from its initial public offering, together with interest thereon and the Company's existing capital resources, will be sufficient to fund its operations through 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing or acquiring, manufacturing and marketing its products.
 The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States and internationally, the resources required to expand manufacturing capacity and facility requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

                             PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

       None.

ITEM 2.  CHANGES IN SECURITIES

       None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibits
              10.13  Lease agreement with Dani Investment Partners

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


                                       CONCEPTUS, INC.

                                       By:     /s/   SANFORD FITCH
                                          ------------------------------------
                                                     Sanford Fitch
                                         Vice President, Finance and Operations
                                            and Chief Financial Officer
                                        (Duly Authorized and Principal Financial
                                                  and Accounting Officer)


Date: November 15, 1996

                                  INDEX TO EXHIBITS


        EXHIBIT
         NUMBER                        DESCRIPTION
        -------                        -----------
         10.13            Lease agreement with Dani Investment Partners

         11.1             Statement Re Computation of Net Loss Per Share

         27               Financial data schedule