Form 10-K
period 1996-12-31
CONCEPTUS INC
filed 1997-03-28
CIK 896778

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996, or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from       to       .

                        Commission file number: 0-27596

                                CONCEPTUS, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                           97-3170244
  (State or other jurisdiction of incorporation                      (I.R.S. Employer
                 or organization)                                  Identification No.)

                            ------------------------

                               1021 HOWARD AVENUE
                              SAN CARLOS, CA 94070
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 802-7240
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.003 PAR VALUE PER SHARE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _/X/
_  NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 28, 1997 was approximately $77,866.583 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 9,227,613 shares of Registrant's Common Stock issued and outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Conceptus, Inc. ("Conceptus" or the "Company") designs, develops and markets minimally invasive devices for reproductive medical applications. The Company's initial focus is on improving the diagnosis and treatment of fallopian tube diseases and disorders, primary causes of infertility, and on providing a non-surgical approach to fallopian tube sterilization, the most commonly performed contraceptive procedure worldwide. Conceptus has developed proprietary micro-catheter and guidewire systems that allow physicians to transcervically (through the cervix) access and navigate the full length of the fallopian tubes in a nonsurgical approach. The Company believes that its fallopian tube access systems will facilitate more rapid and accurate diagnosis of fallopian tube diseases and disorders than conventional diagnostic methods, which are known to be inaccurate, leading to more appropriate selection of therapies, and ultimately, improved reproductive outcomes. The Company also believes that its systems will allow many tubal therapies for both infertility and permanent contraception that are currently performed surgically to be performed transcervically, thereby reducing the cost, trauma and recovery time associated with those therapies. The Company's systems are based on technology initially developed by Target Therapeutics, Inc. ("Target") and licensed exclusively to Conceptus in the field of reproductive physiology. Conceptus commenced marketing of its catheter systems internationally for a number of applications in September 1995 and, to date, has received six 510(k) clearances to market applications of its T-TAC-TM- (Transcervical Tubal Access Catheter) systems, one 510(k) clearance for falloposcopy for proximal tubal occlusion ("PTO") and one 510(k) clearance for resectoscopy in the United States.

    Human reproductive diseases and disorders are increasingly common medical problems in most developed countries. Infertility is one of the most common and emotionally traumatic of reproductive disorders. In most countries, female infertility appears to be increasing, both because of the increase in diseases which damage the fallopian tubes, such as sexually transmitted diseases, and because of the increasing tendency of women to defer childbearing until later in life, when fertility begins to decline naturally. Studies indicate that five to eight million couples in the United States (or up to 15% of couples of child-bearing age (20-44)) are clinically infertile, and many studies indicate that increasing numbers of patients are seeking medical treatment for infertility. Fallopian tube infertility disorders are estimated to affect 35% of the couples seeking treatment. It is currently estimated that annual expenditures in the United States for the diagnosis and treatment of infertility exceed $2 billion.

    Conceptus is developing a broad range of procedure-specific systems based on its platform transcervical tubal access technology. The Company's T-TAC system assists physicians in accessing and navigating the fallopian tubes and is designed to facilitate more accurate detection, and improved treatment, of tubal disorders. The Company received five 510(k) clearances of its T-TAC system in 1995 and commenced marketing of the system for diagnosis of PTO in the United States. Internationally, the Company is marketing its T-TAC system for diagnosis of PTO, and for an additional therapeutic application, tubal recanalization. Published journal articles have shown that fallopian tube catheter recanalization, when performed on patients previously diagnosed with PTO, results in an average pregnancy rate that is more than twice that of a single cycle of IN VITRO fertilization ("IVF").

    The Conceptus STARRT-TM- (Selective Tubal Assessment to Refine Reproductive Therapy) Falloposcopy system combines the Company's proprietary micro-catheter and guidewire tubal access technology with a specialized fallopian tube microendoscope. This system permits direct visual examination of fallopian tube endoluminal pathology for the first time without the need for surgery. The Company's system has been used in over 375 patients in the International Multicenter Study of Falloposcopy ("IMSF"). In February 1997, the Company received United States Food and Drug Administration ("FDA") clearance to market its STARRT Falloposcopy system for diagnosis of proximal tubal occlusion. Conceptus plans to develop a complete product line based on the STARRT technology, including expanded diagnostic indications for the system and products for endoscopically-guided tubal therapies. The Company believes that its STARRT Falloposcopy system will allow physicians to make more informed and accurate diagnoses of tubal functionality than current approaches, leading to the selection of more effective courses of therapy.

    Conceptus is also developing its S/TOP-TM- (Selective Tubal Occlusion Procedure) system to provide a nonsurgical approach to fallopian tube sterilization, the most common method of contraception worldwide. Due to the limitations of other methods of contraception, almost half of the married women in the United States age 35 or older have undergone a surgical fallopian tube sterilization (tubal ligation), and, worldwide, surgical fallopian tube sterilization is the most common contraceptive procedure among women who have completed their families. The Company estimates that over 5,000,000 procedures are performed annually worldwide. The S/TOP system utilizes the Company's transcervical tubal access technology to deliver a proprietary micro-coil device to the lumen of the fallopian tube. Conceptus believes that the S/TOP system will allow physicians to perform fallopian tube sterilization in an office setting without general anesthesia. The Company also believes that the elimination of the requirement of surgery to perform the procedure will increase both patient demand for the procedure and the availability of tubal sterilization in developing countries, where surgical facilities may be limited. The United States accounts for less than 20% of annual worldwide fallopian tube sterilization procedures, and the Company estimates that the United States market for such procedures exceeds $1.5 billion annually. Conceptus recently successfully completed the initial part of a Phase I clinical study of its S/TOP system and has received FDA clearance to begin the second part of the Phase I study.

    On November 26, 1996, Conceptus acquired Microgyn, Inc. ("Microgyn"), a private medical device company, for $3 million paid upon the date of acquisition and $1 million payable six months after the date of acquisition. The $1 million is payable, at the option of the Company, in either cash or stock. Additional contingent consideration (cash or stock) is payable to the shareholders of Microgyn based upon the meeting of certain future milestones.

    Microgyn is focused on developing products to increase the safety and performance of resectoscope procedures, including therapeutic hysteroscopy procedures, which utilize an endoscope to guide the selective excision of abnormal uterine tissue. These procedures, including endometrial or fibroid resection and endometrial ablation, are growing in clinical acceptance because they are less invasive, non-incisional alternatives to the over 600,000 hysterectomies performed in the United States annually. Microgyn's first product, the Resectosope Safety Sheath, is part of a system of products designed to permit the use of isotonic, or physiologic, fluids during theraupeutic hysteroscopic procedures. Currently, these procedures require the use of hypotonic fluids, the absorption of which can lead to a number of clinical complications, including death. Conceptus plans to file a 510(k) submission with FDA for marketing clearance of the device in therapeutic hysteroscopy and has received FDA clearance for urological use of the device. Conceptus plans to pursue marketing the urology application of the Resectoscope Safety Sheath device for use in transurethral resection through appropriate distribution arrangements.

    The Company's goal is to become a global leader in reproductive healthcare with an initial focus on women's reproductive health. The Company is directing its marketing efforts, both domestically and internationally, toward those interventional gynecologists who maintain high volume practices in infertility, pre- and peri-menopausal conditions and gynecological endoscopy. Conceptus intends to expand its product development and marketing efforts to address new clinical applications in reproductive physiology, such as assisted reproductive techniques and male reproductive disorders, in which the Company's technologies may satisfy clinical needs or achieve cost reductions. In addition, the Microgyn products have urologic applications and the Company intends to address this market through appropriate partnership or distribution arrangements.

    Conceptus has an exclusive, worldwide, royalty-free license to the reproductive applications of technology developed by Target Therapeutics, Inc., a manufacturer of minimally invasive medical devices for neurovascular applications. Conceptus was formed in 1992 in response to reports by physicians of the successful use of Target's products to access the fallopian tubes. Target owns approximately 15% of the Company's Common Stock. In addition, Target currently has a representative on the Company's Board of Directors, as it has since the Company's inception. Accordingly, Target may be able to exercise influence over the business and financial affairs of the Company. On January 20, 1997, Target and Boston Scientific Corporation ("BSC") announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. Target will become a separate business unit of BSC. The merger is expected to close during the second calendar quarter of 1997.

HUMAN REPRODUCTION

    Human reproduction has been the focus of increased scientific and medical attention over the last twenty years. Contemporary lifestyle choices, such as deferred childbearing, have led to an increased demand for certain reproductive medical services, including the treatment of infertility and improved methods of contraception. As a result, increasing numbers of OB/GYN specialists in the United States treat infertility as well as other reproductive disorders, and the number of family planning/reproductive health units in community hospitals in the United States increased by over 300% between 1985 and 1991. Increasing attention has been focused on the study of the fallopian tubes because of their importance in the reproductive process, both in fertility and contraception. The fallopian tubes are now recognized as not just a passive conduit between the uterus and the ovaries, but as an essential organ in the reproductive process.

ROLE OF THE FALLOPIAN TUBES IN REPRODUCTION

    The fallopian tubes are the organs in which conception occurs and thus, at least one fallopian tube must be open to permit the passage of sperm. The finger-like ciliated cells that line the tubal lumen must be healthy in order to assist sperm in their migration toward the ovum, and, if conception occurs, to reverse the direction of movement to propel the newly-fertilized ovum toward the uterus. In addition, the tubal secretory cells must be functioning to create the chemical environment necessary to achieve fertilization. The fallopian tubes serve a critical function in the reproductive process and are often the focus of treatment when the objective is either to increase a woman's reproductive potential, such as in the treatment of infertility, or to decrease her reproductive potential, such as in the performance of sterilization procedures.

    The fallopian tubes are very narrow and tortuous, convoluted in shape, with many folds, and are delicate and difficult to access. As a result, they do not lend themselves to easy study and treatment. Because of the difficulty in accessing the fallopian tubes, current non-surgical techniques for diagnosing fallopian tube diseases and disorders often do not adequately or accurately delineate the nature, extent and location of tubal pathology. Therapeutic choices for the treatment of infertility are equally constrained by the difficulty in accessing the fallopian tubes, and therefore, most fallopian tube therapies must be performed surgically. In addition, although mechanical occlusion of the fallopian tubes is a highly effective means of achieving female sterilization, the difficulty in accessing the fallopian tubes has made it necessary to perform surgery in order to accomplish fallopian tube sterilization.

INFERTILITY OVERVIEW

    Infertility is one of the most common and emotionally traumatic of reproductive disorders. The incidence of infertility appears to be increasing in most developed countries due to both sociological and epidemiological factors. Women in developed countries are increasingly deferring childbearing and studies indicate that a 35-year old woman is almost three times as likely to be infertile as a woman of 25. Studies also indicate that five to eight million couples in the United States (or up to 15% of couples of childbearing age (20-44)) are clinically infertile, which has been defined as the failure to conceive after one year of unprotected intercourse. Although the numbers of couples seeking treatment have been steadily increasing, according to a study by the National Center for Health Statistics (the "NCHS Study"), in 1988 only 1.4 million couples sought treatment for infertility. The Company believes that the remaining couples did not seek medical treatment due to the cost, trauma and poor outcomes associated with current diagnostic and therapeutic infertility options. Despite the low percentage of infertile couples who seek care, current estimates of the United States market for diagnosis and treatment of infertility are in excess of $2 billion annually.

    The cause of a couple's infertility is often very difficult to identify. Frequently, both male and female factors exist in a couple having difficulty conceiving. In addition, both hormonal and physical factors, such as fallopian tube disorders or testicular abnormalities, commonly play a role. Finally, the limitations of current diagnostic techniques often result in the underdiagnosis and misdiagnosis of certain infertility factors. As a result, infertile couples typically undergo a series of diagnostic evaluations to isolate the most probable cause of their infertility.

    Many factors that contribute to infertility, such as ovulatory disorders and certain male factors, are well understood. However, fallopian tube diseases and disorders, which are major causes of female infertility, remain poorly diagnosed and treated today due to the difficulty in accessing the fallopian tubes in order to perform diagnostic and therapeutic procedures. Despite both the difficulty in diagnosing fallopian tube disorders and the limited number of couples seeking infertility treatment, the Company estimates that over 490,000 couples each year (over one-third of those couples who seek infertility medical care) are diagnosed with a fallopian tube factor as the sole or contributing cause of infertility. This suggests that of the up to 8 million couples experiencing infertility in the United States, fallopian tube infertility may affect as many as 2.8 million. The Company believes the actual incidence of fallopian tube infertility may be even higher than 2.8 million women, both because the rate of diagnosis of tubal factors was established by current diagnostic techniques, which are known to be inaccurate, and because of the increasing incidence of diseases which can profoundly damage the fallopian tubes, such as sexually transmitted diseases and other pelvic inflammatory diseases.

    The fallopian tubes are also very vulnerable to disease, especially to the microorganisms that cause inflammatory diseases, such as chlamydia and tuberculosis, which are reaching near epidemic levels in the United States. Studies indicate that for each episode of pelvic inflammatory disease, there is at least a 10% chance of subsequent infertility, irrespective of the type of microorganism causing the infection. The fibrotic lesions, or scar tissue, that can occur in the fallopian tubes as a consequence of infection, can cause infertility by damaging several important tubal functions, including transport of the egg and sperm and regulation of the chemical environment for conception. These fibrotic lesions can also completely occlude the tubal lumen preventing the passage of sperm to achieve fertilization.

    Fallopian tubes are also often occluded by the natural build up of cellular debris and mucous. This type of occlusion is often misdiagnosed as pathological (a "false-positive" diagnosis) and may lead to inappropriate invasive therapeutic interventions such as tubal surgery. As a result, due to the inaccuracy of current, non-surgical tubal diagnostic methods, many physicians have resorted to surgical approaches to diagnose tubal diseases and disorders.

CONTRACEPTION OVERVIEW

    Throughout the world, there is a need for a safe, nonsurgical, permanent contraceptive method. In the United States, approximately 46% of married women over 35 years of age have undergone surgical fallopian tube sterilization (tubal ligation) in part due to concerns about the safety and reliability of those birth control methods they readily accepted at an earlier age. Consequently, despite recent favorable clinical study data, patient concerns about the long-term effects of oral contraceptives have limited their acceptance among women over 40 in the United States, where only 3% of women age 40-44 use oral contraceptives. Use of intrauterine devices ("IUD") in the United States has declined in women of all age groups. Due to concerns that use of IUDs results in increased incidence of pain and heavy menstrual bleeding which could mask the symptoms of serious uterine disease, use of IUDs among women in the United States age 40-44 is only 4%. For these reasons, women are seeking new methods of permanent contraception. Increasingly, women are turning to surgical tubal sterilization, representing the contraceptive method of choice in 51% of women age 40-44 in the United States. In developing countries, where there are concerns about population growth, 23% of all women have undergone surgical tubal sterilization.

LIMITATIONS OF CURRENT APPROACHES TO FALLOPIAN TUBE INFERTILITY AND TUBAL
  STERILIZATION

DIAGNOSTIC APPROACHES TO TUBAL INFERTILITY

    The physician attempting to diagnose female infertility will nearly always order or perform a procedure to determine whether the fallopian tubes are patent
(open) or occluded. The current diagnostic procedure of choice is hysterosalpingography ("HSG"), which involves the injection of an x-ray contrast medium (or dye) transcervically into the uterus to allow the physician to observe and evaluate the flow of dye through the fallopian tubes under fluoroscopy (x-ray). This procedure is often painful and is also known to be highly inaccurate, with false-positive results in as many as 40% of HSG-diagnosed cases of proximal tubal occlusion ("PTO"). Various factors are believed to be responsible for these false indications of tubal occlusion, including tubal spasm (a natural function of the tubes) and a build-up in the tube of natural cellular debris and mucous. The Company estimates that HSG is performed 600,000 times annually in the United States, and costs approximately $100-$300 per procedure, half of which is typically reimbursed.

    Because of its high rate of inaccuracy, when HSG indicates PTO, the physician will likely perform a surgical confirmatory procedure, laparoscopic chromopertubation (commonly called "lap and dye"). This procedure is similar to HSG, but involves transcervical injection of a colored dye, the flow of which through the fallopian tubes is observed through an endoscope surgically positioned in the abdomen. This procedure has a lower, but still unacceptably high, rate (20-40%) of false-positive diagnosis of PTO, and also involves the potential complications associated with the more invasive laparoscopic surgical procedure. In any event, HSG and lap and dye are used primarily to determine whether the tube is patent or occluded and not whether any other tubal function is impaired. Lap and dye is performed an estimated 280,000 times annually in the United States, and typically costs in excess of $2,000 per procedure. Most insurers will reimburse a single diagnostic laparoscopy procedure per patient.

    Because of the inability to access the fallopian tubes easily and non-surgically in order to effect an accurate diagnosis of tubal health, it is often difficult for physicians to select the most appropriate therapeutic option for each patient. The difficulties in accessing the fallopian tubes also result in current therapies for tubal infertility being far more invasive than necessary.

THERAPEUTIC APPROACHES TO TUBAL INFERTILITY

    Many patients with tubal infertility can be treated effectively with corrective tubal surgery. However, pregnancy rates vary because of the limitations of current tubal diagnostic techniques, which make it extremely difficult to identify the patients for whom tubal surgery is appropriate therapy. Thus, many patients undergo surgery whereupon either no pathology is found or the tubes are so diffusely diseased as to preclude surgical repair. Conversely, in many cases, other less appropriate therapies are often prescribed for patients for whom surgery would be the optimal approach.

    Because of the invasiveness of tubal surgery, which generally involves either laparotomy, an open, abdominal surgery requiring general anesthesia and multi-week recovery, or endoscopic surgery using a laparoscope, tubal surgery should be restricted to those patients who can benefit from it. Both types of surgery involve the risk of infection and the risks associated with use of general anesthesia. In addition, the surgical procedure itself often leads to collateral damage to the fallopian tube, usually in the form of post-surgical adhesions, which may further decrease the patient's chances of conception. In either an open or laparoscopic surgery, a direct view of the fallopian tube lumen should allow for an accurate diagnosis of the nature, location and extent of tubal disease, enabling the physician to choose the appropriate therapy, if treatment is indicated. However, peer review journal articles indicate that the pregnancy rate subsequent to tubal surgery is only 30-35% and further suggest that outcomes could be improved substantially if better diagnostic procedures were available to identify appropriate surgical candidates and to determine the type and extent of surgery required. Although most insurers will reimburse a single tubal surgical procedure for a patient, due to disappointing surgical outcomes, the frequency of tubal surgery in the United States has declined over the last ten years, and the Company estimates that the procedure is currently performed 20,000 times annually. A procedure typically costs between $2,000-$10,000, depending on the degree of invasiveness.

    In the United States, tubal infertility patients are increasingly being referred to assisted reproductive techniques, primarily IVF. As with tubal surgery, IVF is optimal therapy for certain tubal infertility patients, particularly when both fallopian tubes are severely damaged or missing, or when a combination of infertility factors in a couple makes it impractical to attempt to correct each cause. IVF typically involves hyperovulation induced by fertility drugs, and the harvesting of multiple eggs by way of a needle aspiration through the abdominal wall directly to the ovary. Semen from the male partner is then combined with the harvested eggs in a laboratory test-tube fertilization procedure. Generally, after up to 72 hours, several embryos are transferred by a transcervical catheter into the uterus for implantation.

    The limitations of IVF have been well documented. Recent studies question the safety of high dosages of fertility drugs. These drugs are generally self-administered intramuscularly, which is not only painful, but often has a powerful impact on emotional well-being. The IVF procedure is costly, with a single harvest and transfer (a "cycle") costing up to $10,000 in the United States. Many patients undergo multiple cycles in a course of therapy increasing the cost to an amount up to $50,000 for a complete course of therapy, and IVF is rarely reimbursed. In addition to the high cost of treatment, due to the increased incidence of multiple births and delivery complications that can accompany IVF, the total overall cost of IVF therapy can be substantial. Finally, the success rate of IVF is disappointing, reported to be 19% live births per cycle in the latest survey of the Society for Assisted Reproductive Techniques (the "SART"). As a consequence of the emotional and physical trauma, drug risks, and the high cost associated with IVF, fewer than 35,000 procedures were performed in the United States in 1993.

    The inability to access the fallopian tubes non-surgically has also constrained the acceptance of the gamete intrafallopian transfer ("GIFT") procedure, another assisted reproductive technique. This procedure is more like natural conception because fertilization occurs in the fallopian tube rather than in a test tube as in IVF. It is generally believed that this contributes to the higher rates of live births following GIFT procedures compared to IVF (26% versus 16% in one SART study). However, due to the inability to non-surgically access the fallopian tube, the GIFT procedure requires laparoscopic surgical placement of a mixture of eggs and sperm ("gametes") in the distal tubal segment. In addition, diagnostic inaccuracy may result in inadvertent placement of gametes in damaged tubes, with increased risk of ectopic (tubal) pregnancy. Since GIFT does not require an expensive laboratory fertilization process, this procedure has the potential to be less costly than IVF, but the surgical transfer currently required frequently increases the cost of a GIFT procedure to approximately $11,000 per cycle. These factors contributed to the limited number of GIFT procedures (less than 5,000) that were performed in the United States in 1993.

    Another factor that can not be overlooked in the treatment of infertility is time; therapies that are inappropriate take time to administer, and additional time is often required to assess outcomes before another therapeutic option is explored. For many patients with fertility status already compromised by age, time may be the most significant cost associated with the selection of inappropriate therapy.

APPROACHES TO CONTRACEPTION

    Surgical fallopian tube sterilization has become the fastest growing method of contraception worldwide, especially among women over 35, because of its reliability, and the absence of chronic side effects associated with the procedure. Typically, fallopian tubes are ligated by cutting or cauterizing the tubes, or by mechanical occlusion of the tubal lumen using clips or rings in a surgical procedure such as a laparoscopy or laparotomy. The requirement of surgery, however, is an obvious limitation of the procedure. The risks associated with surgery, including the risk of general anesthesia, infection and other complications, combined with concerns about cost and recovery time, make the procedure less than ideal. In addition, in many developing countries, where the need for permanent contraception is critical, there is a shortage of community surgical facilities. In the United States, over 1,300,000 surgical tubal sterilization procedures are performed annually. The average cost of these procedures ranges from approximately $2,500 to approximately $8,000, depending on the degree of invasiveness of the surgery.

CONCEPTUS' FIRST PLATFORM TECHNOLOGY: TRANSCERVICAL TUBAL ACCESS TECHNOLOGY

    Conceptus has developed its minimally invasive transcervical tubal access technology to address the clinical problems and technological limitations presented by current fallopian tube infertility and tubal sterilization approaches. The Company believes that the ability to directly and nonsurgically access the fallopian tubes will lead to better reproductive outcomes by:

    - Improving the accuracy of conventional diagnostic procedures performed to assess tubal patency.

    - Facilitating the performance of a new endoscopic tubal diagnostic procedure, which will permit the diagnosis of several key aspects of tubal functionality not adequately assessed today.

    - Enabling physicians to select more appropriate tubal therapies, thereby eliminating many unnecessary therapies.

    - Allowing more tubal therapies to be performed nonsurgically, thus avoiding the risks and costs of surgery and the potential for further surgery-induced damage to the fallopian tubes.

    - Accelerating the selection of appropriate infertility treatment, an important consideration for women whose infertility status has already been compromised by age.

    - Providing a nonsurgical approach to fallopian tube sterilization, thereby increasing patient demand for tubal sterilization and expanding its availability in developing countries where surgical facilities may be limited.

INFERTILITY PRODUCTS

    The Company's proprietary transcervical tubal access technology consists of specially designed, micro-catheters and guidewires, designed to be atraumatic, that provide non-surgical access through the cervix and uterus and into the fallopian tubes. These components are combined with the Company's other procedure-specific products to produce the T-TAC system, the STARRT Falloposcopy system, and the
S/TOP system, as well as certain other systems in development.

    The following table sets forth the clinical indications and regulatory status of each of the Company's principal infertility products:

      PRODUCT SYSTEMS           CLINICAL INDICATIONS              U.S. STATUS             INTERNATIONAL STATUS
---------------------------  ---------------------------  ---------------------------  ---------------------------
T-TAC SYSTEM
VS (Variable Softness)       Diagnostic tubal             510(k) clearance for:        Marketed since 9/95 in 14
  Catheter                   catheterization;             diagnosis of PTO; HSG; lap   countries.
Guidewires                   therapeutic tubal            and dye; and intrauterine
Soft Torque Uterine          catheterization; HSG; lap    insemination. System
  Catheter                   and dye; and intrauterine    marketed since 8/95,
Soft Seal Cervical Catheter  insemination.                certain components marketed
Minicerv Cervical Catheter                                since 4/95.

STARRT SYSTEM
VS Catheter                  Operative fallopian tube     510(k) clearance for         Operative system marketed
Robust Guidewire             endoscopy; in- office        falloposcopy for PTO;        in Australia since 9/95;
Coaxess Uterine Catheter     fallopian tube endoscopy.    full-length falloposcopy     general market introduction
Vision Falloposcope                                       510(k) filed 3/97.           of operative system
Gyne-Flex Stabilizing Arm                                                              expected in 1997.

Access Hysteroscope          Diagnostic hysteroscopy.     510(k) clearance for         Marketed since 9/95 in 14
                                                          diagnostic hysteroscopy.     countries.

Stargate Catheter            Second generation VS         510(k) expected to be filed               -
                             Catheter.                    in 1997.

S/TOP SYSTEM
Tubal Access Catheter        Non-surgical tubal           Successful peri-                          -
Intratubal Micro-Coil        sterilization.               hysterectomy testing.
  Device                                                  Pre-hysterectomy testing
Delivery Wire                                             began 3/97.

OTHER SYSTEMS IN
  DEVELOPMENT
Transcervical GIFT           Falloposcope-guided GIFT.    Prototype development                     -
                                                          planned for 1997.

Transcervical Ectopic        Catheter-based treatment of  Prototype development                     -
  Pregnancy Treatment        ectopic pregnancy.           planned for 1997.

------------------------

    T-TAC-TM-, STARRT-TM-, S/TOP-TM-, VS-TM-, Soft Torque-TM-, Soft Seal-TM-, Minicerv-TM-, Robust-TM-, Coaxess-TM- and Stargate-TM- are trademarks of the Company. All other tradenames and trademarks appearing in this report are the property of their respective holders.

TRANSCERVICAL TUBAL ACCESS TECHNOLOGY

    VARIABLE SOFTNESS CATHETERS. The Company's Variable Softness Catheters ("VS Catheters") are designed to enable the physician to atraumatically negotiate the entire length of the intricate anatomy of the fallopian tubes. The over-the-wire, co-axial design provides a conduit for guidewires, falloposcopes, therapeutic devices, and fluids such as dyes, to the tubal lumen. The column strength of the catheter gradually decreases from the relatively stiff proximal section to a highly flexible distal portion. Its diameter tapers from 1.0 mm at the proximal section to 0.8 mm at the distal tip. Proprietary design and blended polymer materials are combined to create this transition in column strength that facilitates the transmission of forward motion from the physician's hand (push), while atraumatically negotiating (tracking) the tortuous anatomy of the tubes more effectively than existing single-stiffness catheters. A radiopaque tip facilitates visualization of the tip's path under fluoroscopy.

    GUIDEWIRES. The Company's guidewires are soft, highly tactile devices used for atraumatic navigation of the tortuous anatomy of the fallopian tubes. Like the VS Catheter, these devices are characterized by a high column-strength proximal end that gradually transitions to a highly flexible distal tip. The guidewire is used by the physician to guide a VS Catheter to the intended site at the ostium (the junction of the uterus and the fallopian tube) or in the fallopian tube. The physician can then use the guidewire to recanalize (reopen) the tube or can remove the guidewire from the catheter so that other instruments or therapies can be delivered through the catheter to the intended site. The guidewires offer a range of flexibility to accommodate a variety of patient anatomies and physician preferences by utilizing variances in the tapering and stiffness of the guidewires and other proprietary design features. The Company's most popular guidewire, the Robust, is designed to optimize the physician's ability to push the guidewire. Radiopaque tips permit visualization of the guidewires' progress through the fallopian tube under fluoroscopy, and identification of occluded sites.

T-TAC SYSTEM

    The Company's T-TAC system assists physicians in accessing and navigating the fallopian tubes and is designed to facilitate more accurate detection and treatment of tubal disorders. This system is frequently used in selective injection during HSG, a procedure in which dye is injected sequentially into each fallopian tube. Compared to standard HSG, selective injection is more accurate and may be less painful for the patient. The T-TAC system can also be used in selective salpingography ("SSG"), an enhancement to HSG, or during laparoscopy as an enhancement to lap and dye. In addition, the system can be used to recanalize occluded tubes and to deliver sperm accurately to an area near the ostium in assisted reproductive techniques.

    PROCEDURE-SPECIFIC PRODUCTS. The Company's T-TAC system consists of its proprietary VS Catheter and guidewires, the Soft Torque Uterine Catheter, and two different cervical catheters (the Soft Seal and the Minicerv).

    The Soft Torque Uterine Catheter is introduced into the uterus through the inner lumen of the Soft Seal Cervical Catheter. This 2.0 mm outer-diameter catheter has a curved distal end and a soft atraumatic distal tip, which is used to facilitate accurate placement of the tip near the tubal ostium. After placement of the distal tip of the Soft Torque Uterine Catheter near the tubal ostium, a guidewire and a VS Catheter can then be inserted through the inner lumen of the Soft Torque Uterine catheter to gain access to the fallopian tube. Multiple curve options of the catheter's design accommodate a variety of patient anatomies. The tip and shaft are radiopaque to permit visualization of the catheter under fluoroscopy to assist in the placement of the catheter. The Soft Torque Catheter's 1.4 mm inner-diameter facilitates the injection of contrast dye to help diagnose fallopian tube diseases and disorders in procedures such as HSG or to deposit sperm near the ostium to facilitate artificial insemination.

    The Soft Seal Cervical Catheter is designed to provide an atraumatic mechanism for gaining access to and manipulating the uterus, for performing standard HSG and as a platform for performing other uterine diagnostic procedures. This 4.5 mm catheter provides access to the uterus without cervical dilatation while a latex balloon at the tip is used to seal the cervical canal. The catheter is made of polymers and incorporates a unique malleable stiffening wire to add column strength during introduction to the uterus. Its 2.3 mm inner diameter permits easy passage of other devices, such as another catheter.

    The Minicerv Catheter is a miniature hysterosalpingography (HSG) catheter designed for maximal patient comfort. The tiny 5 French shaft with a tip is designed to be atraumatic and slide easily across the cervix for access to the uterus. The shapeable mandrel provides column strength for insertion and can be shaped to match patient anatomy. A polyurethane balloon avoids the latex allergies which can be an issue with other hysterosalpingography catheters. Because the polyurethane balloon material is non-compliant, it maintains its shape once inflated and will not dislodge when manipulating the uterus.

    CLINICAL AND REGULATORY STATUS. In July 1995, the Company received 510(k) clearance for the use of the Company's T-TAC products for fallopian tube catheterization to diagnose PTO under fluoroscopic, hysteroscopic or laparoscopic guidance. The Company has also received 510(k) clearance for some of the products in its T-TAC system for use during HSG, selective injection during HSG, intrauterine insemination and in conjunction with laparoscopic procedures.

    The Company has received all regulatory approvals necessary to sell its T-TAC system for both diagnostic and therapeutic fallopian tube catheterization indications in Austria, France, Germany, the Netherlands, Sweden, Switzerland, the United Kingdom, Canada, Australia and South Africa, and is seeking approval to market these products in Italy, Spain and Israel.

STARRT FALLOPOSCOPY SYSTEM

    The Company's STARRT Falloposcopy system is designed to enable the physician to view the full length of the fallopian tube using a flexible, fiberoptic endoscope to diagnose tubal diseases and disorders more effectively and accurately, and thereby to prescribe more appropriate therapeutic measures. The Company is developing two configurations of its STARRT system. The operative system is being designed to be used to diagnose the fallopian tubes adjunctively with a laparoscopic abdominal diagnostic evaluation. The in-office system is being designed to facilitate the performance of falloposcopy in an office setting by a physician working without assistance on a mildly sedated patient.

    PROCEDURE-SPECIFIC PRODUCTS. The STARRT system consists of the Stargate Catheter (a modified version of the VS Catheter), the Robust guidewire, the Coaxess Uterine Catheter, the Vision Falloposcope, and two additional products which may also be used independently: the Access Hysteroscope and the Gyne-Flex stabilization system.

    The Access Hysteroscope is a fiberoptic, articulating tip endoscope that provides the physician with visual access to the uterus in diagnostic hysteroscopy or for use in conjunction with the remainder of the system as an integral tool in tubal catheterization and falloposcopy. The hysteroscope is passed through the cervix into the uterus to provide the physician with a view of the interior of the uterus. When used as a part of the falloposcopy system, the physician aligns the distal end of the scope with the tubal ostium. The hysteroscope's deflectable tip permits visualization of and access to the tubal ostium. The hysteroscope's imaging fibers provide high resolution imaging, and its working channel can accommodate the Stargate catheter as well as other devices for tubal diagnosis, endometrial biopsy and therapeutic indications.

    The Company's Gyne-Flex stabilization system can be used to affix the hysteroscope to the examining table to facilitate precise and secure positioning of the hysteroscope in the uterus. The Company's STARRT Falloposcopy system can also be used with rigid operative hysteroscopes from other suppliers, since many physicians prefer to use their existing operative hysteroscopes to evaluate the uterus at the time that a falloposcopy procedure is performed. Conceptus has designed the Gyne-Flex to be compatible with the most commonly used rigid hysteroscopes. In addition, the Gyne-Flex stabilization system can also be used by itself to provide assistance in securing instruments during laparoscopy.

    After alignment of the hysteroscope with the ostium in the uterus, the physician advances a specially designed Stargate Catheter and a guidewire through the working channel of the hysteroscope to catheterize the fallopian tube. When the guidewire and catheter reach the fimbrial end of the fallopian tube or a point of resistance, the guidewire is removed and the Vision Falloposcope is inserted into the catheter and advanced until it is aligned with the distal tip of the catheter. This 0.45 mm diameter flexible fiberscope has 3,000 imaging fibers to provide quality imaging. The physician is then able to view the entire length of the lumen of the fallopian tube in a retrograde manner by gently withdrawing the catheter and falloposcope. Special design characteristics of the Stargate Catheter permit good irrigation around the falloposcope resulting in tubal distension, thereby enhancing visualization of the tubal lumen.

    Conceptus believes that a unique variation of its falloposcopy system may allow the Company to offer a system which makes in-office falloposcopy possible. Presently, falloposcopy is performed in conjunction with laparoscopy. While this may continue to be a preferred method for many physicians, the Company believes that the ability to perform falloposcopy in an in-office, non-surgical procedure without concurrent laparoscopy may appeal to physicians, especially those who do not typically perform laparoscopy or other surgical procedures.

    CLINICAL AND REGULATORY STATUS. 510(k) clearance for the STARRT system was obtained in January 1997 for the diagnosis of PTO. This application was supported by a United States safety and feasibility study and the International Multicenter Study of Falloposcopy (the "IMSF"). The United States safety and feasibility study, completed in August 1995, was conducted in five centers in the United States and Australia under an FDA-approved Investigational Device Exemption ("IDE"). Of fallopian tubes studied that had a prior diagnosis of PTO from conventional diagnostic methods, 61% were found to be patent on falloposcopic evaluation. Two cases of tubal dissection (5%) were reported with no clinical sequelae noted in either case. The PTO cases from the IMSF were also reviewed by FDA as part of the 510(k) filing. Of the 51 tubes diagnosed with PTO by HSG, falloposcopic evaluation revealed patency in 37 tubes (72%). Of 47 tubes diagnosed with PTO by lap and dye, falloposcopic evaluation revealed patency in 38 tubes (81%).

    In 1994, a 21-center clinical study of the STARRT Falloposcopy system was initiated in Europe and Australia by the core center for the IMSF at the University of Heidelberg. Not limited to the diagnosis of PTO, over 375 patients have been enrolled in this study which compares the diagnosis of infertility by falloposcopy to conventional methods of diagnosis, HSG and laparoscopic chromopertubation, or lap and dye. Study results from the first 315 patients enrolled indicate that in approximately 64% of the cases, falloposcopy provided diagnostic information that was unobtainable by HSG, and in approximately 58% of the cases, fallopscopy provided diagnostic information not obtainable by lap and dye. The catheterization success rate in this trial was 84% and the visualization success rate was 82%. A 3.7% rate of complications has been reported in this study, involving uterine and tubal perforation and tubal dissections, with no serious complications.

    Prior to the initiation of the IMSF, the Company's falloposcopy system was used in a 122 patient single-center study in South Australia conducted by Dr. John Kerin, a pioneer in falloposcopy. In the study, Dr. Kerin was able to identify endolumenal tubal pathology, categorize patients by pathological findings and demonstrate statistically significant differences in pregnancy outcomes in patients.

    In March 1996, the Company received 510(k) clearance for its hysteroscopy device as a stand-alone device for the diagnosis of uterine (as opposed to tubal) disorders.

    The Company has obtained all necessary regulatory approvals for sale of its STARRT system in certain foreign countries including Austria, France, Germany, the Netherlands, Sweden, Switzerland, the United Kingdom, Canada, Australia and South Africa and is seeking approvals to sell its products in Italy, Spain and Israel. The Company may seek approvals to market its products in other countries.

    The Company's primary near-term commercial products, the T-TAC and STARRT systems, have been developed for limited indications to date. Current applications for those systems include accessing, diagnosing and treating diseases and disorders of the fallopian tubes. Expanding the number of applications for these products will require additional development and, in certain cases, clinical trials and regulatory approvals. The Company would experience a material adverse effect on its business, financial condition and results of operations if these products are not successfully commercialized for existing or future applications.

S/TOP SYSTEM

    The Company is developing a non-surgical procedure for female sterilization using the Company's proprietary transcervical tubal access system and a unique tubal micro-coil device and delivery wire.

    PROCEDURE-SPECIFIC PRODUCT. The Company is developing a proprietary micro-coil sterilization device to be deployed permanently into each fallopian tube using the Company's minimally invasive tubal access and delivery system and the Company's unique delivery wire. The micro-coil device has been designed to effectively occlude the lumen of the fallopian tube and be physically incorporated into the tubal wall to prevent expulsion. The Company believes that this device and procedure should reduce the clinical risks and costs associated with most current tubal sterilization procedures while delivering a reliable, safe method of sterilization.

    CLINICAL AND REGULATORY STATUS. In 1995, the Company completed IN VITRO feasibility studies and a successful animal study that demonstrated 100% pregnancy prevention in the 20 animals in which the device remained correctly placed.

    In September 1995, Conceptus commenced a Phase I clinical study of the S/TOP device under an Institutional Review Board ("IRB") approval with a non-significant risk determination. This study involved the placement of the S/TOP device in patients at the time of hysterectomy in order to assess the ability to access the fallopian tube and place the device properly, and the acute retention of the device. As of February 1997, the device had been implanted in 29 patients. IDE approval has been obtained for an expanded Phase I clinical study in 20 patients who are scheduled for a hysterectomy 6-12 weeks after hysteroscopic placement of the S/TOP device. This study is designed to evaluate histologically any adjacent tissue reaction and patient recovery from the device placement procedure, in addition to the Phase I trial objectives. Two patients have been enrolled in this study and have undergone the S/TOP device placement procedure in an office setting. Two additional Phase I studies are being conducted to evaluate feasibility of placing the device under fluoroscopic and sonographic visualization. Ten patients will be enrolled in each of the studies. As of February 1997, four patients have been enrolled in the fluoroscopic study and one patient has been enrolled in the sonographic study.

    The Company has submitted an application to begin a Phase II clinical study in Australia. Approval has been granted by the reviewing Ethics Committee to commence the study. Conceptus expects this study will involve ten patients scheduled for tubal sterilization and will assess long-term device retention, effectiveness and safety. The Company expects to follow this study with an expanded Phase II study, which will likely involve 50 patients. A Phase III study, which will involve a larger patient population and long-term follow up in support of a Pre-Market Approval ("PMA") application, will follow.

    The Company is in the process of determining the final material composition of the S/TOP device. The Company may choose to include copper as an element in the device since it has been shown to have clinical activity as a contraceptive. In the event copper is used in the S/TOP device, it will be evaluated by the FDA as a drug rather than as a device, and thus the FDA's Investigational New Drug ("IND") and New Drug Application ("NDA") regulations would be applicable to the clinical study and eventual commercialization of the device. If copper is not incorporated, the S/TOP device will be treated as a medical device and require a PMA. In November 1995, the Company met with the appropriate sections of both the Office of Device Evaluation and the Office of Drug Evaluation of the FDA to discuss their respective new product approval processes and requirements for this device. Based upon the information obtained during these meetings, the Company does not believe that there would be a material difference in the regulatory requirements nor the product approval review cycle times between the drug and device regulatory groups within the FDA.

OTHER APPLICATIONS OF TRANSCERVICAL TUBAL ACCESS TECHNOLOGY

    The Company is also leveraging its proprietary transcervical tubal access technology to create the following procedure-based product systems. These will address additional diagnostic and therapeutic needs in the field of reproductive health in which transcervical, non-surgical methods can improve clinical outcomes or achieve cost reductions.

    TRANSCERVICAL GIFT. The Company is planning to develop a falloposcope-guided transcervical GIFT delivery system. Under current GIFT procedures, a mixture of gametes is passed through a laparoscope into the fallopian tube. Although the Company believes that physicians would prefer a non-surgical transcervical approach to GIFT, to date transcervical GIFT procedures have been limited by the inability of physicians to access the fallopian tubes routinely and to confirm delivery and retention of the gametes in the proper section of the tubes. The Company's transcervical GIFT system would use the T-TAC fallopian tube access system and a falloposcope-guided delivery system to atraumatically deliver the gametes under controlled conditions to the ampulla of the fallopian tube. The Company believes that such a procedure would improve the clinical efficacy of GIFT procedures and avoid the patient health risks and cost associated with the more invasive laparoscopic procedures currently utilized in GIFT.

    The FDA has stated its intention to downgrade the classification of catheters used in GIFT procedures from the current Class III classification, which requires a PMA approval prior to commercialization, to a Class II or even Class I status, which require only 510(k) clearance. The Company believes some clinical data may still be required prior to commercialization of GIFT catheters, even if classified as Class I or Class II devices. The Company intends to review its regulatory approach to transcervical GIFT at the time new FDA regulations regarding assisted reproductive techniques are published.

    TRANSCERVICAL ECTOPIC PREGNANCY TREATMENT. An ectopic pregnancy occurs when the fertilized egg fails to migrate through the fallopian tube to the uterus. Unless properly treated, the developing embryo in the fallopian tube can be life-threatening to the mother. This condition is currently treated through an invasive, surgical laparotomy under general anesthesia requiring termination of the pregnancy and surgical repair of the tube. Approximately 100,000 ectopic pregnancies are treated annually in the United States, a procedure which typically is reimbursed by third-party payors. The Company believes physicians would prefer a non-surgical method of treating ectopic pregnancies and have attempted in investigational studies to terminate ectopic pregnancies through systemic administration of abortive drugs. Systemic delivery of abortive drugs, however, may cause adverse side effects by exposing organs remote from the targeted area to toxic effects of the drugs. This generally requires that dosages be small, which limits the efficacy of the drugs. The Company believes that use of its transcervical fallopian tube access system to provide visually guided, site-specific delivery of abortive agents, such as methotrexate or saline solution, should improve patient outcomes while reducing the systemic exposure to dangerous drugs, the likelihood of tubal damage and the cost of the procedure.

CONCEPTUS' SECOND PLATFORM TECHNOLOGY: RESECTOSCOPY

    The Company's acquisition of Microgyn in November 1996 provides another significant platform technology and product portfolio to more effectively meet the needs of the interventional gynecologist.

    Therapeutic hysteroscopy is one of the most rapidly growing procedures in gynecology to treat uterine disorders, which may result in recurrent pregnancy loss, dysfunctional uterine bleeding, and pelvic pain. This procedure can often provide a less invasive alternative to hysterectomy, the removal of the uterus, which is an invasive surgical procedure performed more than 600,000 times each year in the United States.

    In performing uterine therapy using a hysteroscope, the uterus must be distended and the visibility maintained by use of an optically clear fluid. Using a continuous flow of non-viscous media into and out of the uterine cavity, the surgeon is provided a bloodless operative field in which tissue removal or ablation can be carefully guided under direct visualization. Using monopolar
(RF) electrosurgical energy to cut or ablate adds a restriction on the type of fluid that can be used: a non-conductive, hypotonic, non-physiologic distention medium must be employed. Fluids such as mannitol, sorbitol, and glycine are adequate for this purpose but present a risk to the patient. Non-conductive fluids are electrolyte-free (hypotonic) substances and therefore can change levels of vital electrolytes such as sodium, potassium, and chloride in the patient.

    In therapeutic hysteroscopy, both small and large blood vessels are cut as tissue is removed. Since the hypotonic fluids must be infused into the uterus under pressures as high as 60-80 mmHg in order to distend the uterine cavity, a large amount of fluid can be forced into venous channels, which normally maintain a pressure of about 20 mmHg. During the procedure, fluid loss into the patient is carefully monitored by a nurse, via fluid deficit calculations, comparing fluid used versus fluid recovered. The surgeon is kept apprised of the patient's fluid status, because there are complications associated with the absorption of large amounts of hypotonic solutions, including serious heart, lung, and brain disorders, sometimes leading to coma and death.

RESECTOSCOPY SYSTEM PRODUCTS

    The Company's hysteroscopy system consists of the following products: a simple, disposable Resectoscope Safety Sheath, cutting loops, coagulating roller balls, and other devices under development. The Resectoscope Safety Sheath, when installed on the standard hysteroscope, changes the flow of electrosurgical energy delivered during cutting. This innovative approach permits the use of isotonic solutions, such as normal saline, which are physiologically compatible. The ability to effectively use isotonic solutions during hysteroscopic procedures should eliminate the risk of serious electrolyte disturbances and their associated complications. The system is easy to use since it is designed for total mechanical compatibility with existing hysteroscopic instrumentation and power sources.

    The following table sets forth the clinical indications and regulatory status of the Company's Hysteroscopy system:

                                     CLINICAL
       PRODUCT SYSTEMS             INDICATIONS               U.S. STATUS                 INTERNATIONAL STATUS
------------------------------  ------------------  ------------------------------  ------------------------------
Resectoscope Safety Sheath      Therapeutic         510(k) clearance for urology;   Product release to select
Cutting loops                   hysteroscopy.       510(k) for gynecology planned   countries planned for 1997.
                                                    for 1997.

Coagulating roller balls        Therapeutic         510(k) for gynecology planned   Product release to select
                                hysteroscopy.       for 1997.                       countries planned for 1997.

    CLINICAL AND REGULATORY STATUS. As of March 1, 1997, the Resectoscope Safety Sheath has been clinically studied in 9 patients under a non-significant risk trial in the United States. No device-related adverse events were reported in these patients, and the safety sheath was reported to perform effectively. A 510(k) for transcervical resection and ablation of the uterus is planned to be filed in 1997. In addition to its application for therapeutic hysteroscopy, this technology has urologic applications. 510(k) clearance has been obtained for use in transurethral resection and ablation in the urethra, prostate and bladder.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are performed internally by its 14-person research and development staff. The Company intends to expand utilization of its proprietary technologies in a broad range of applications to enhance the diagnosis and treatment of reproductive disorders, including male reproductive disorders. Several physician-sponsored clinical studies have been performed which the Company believes demonstrate the potential utility of the Company's catheter, guidewire and micro-coil technologies for the treatment of male reproductive disorders. Research and development expense for the years ended 1996, 1995 and 1994 were $3.8 million, $2.6 million and $1.8 million, respectively.

MANUFACTURING

    The Company manufactures its proprietary catheters in environmentally controlled areas at its facility in San Carlos, California. The Company has recently been inspected by the FDA, and is in substantial compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") for medical devices. The Company has been inspected by the California Department of Health Services ("CDHS") and is registered with the State of California to manufacture its medical devices and drugs. The State of California Food and Drug Branch conducted a two day inspection of the San Carlos facility in February 1997 and as a result of that inspection, recommended that Conceptus be issued a Drug License.

    Raw materials are purchased from various qualified vendors, subjected to stringent quality specifications and assembled by the Company into the final products. The Company routinely conducts quality audits of suppliers and has adopted a vendor qualification program. The Company obtains certain products from sole source suppliers, such as endoscopes from Mitsubishi Cable America, Inc. and cervical catheters from Applied Medical Resources and Infinity Extrusion and Engineering, Inc. The Company does not have formal supply contracts with several key vendors and, accordingly, no assurance can be made that such firms will continue to supply the Company with such raw materials or finished goods in sufficient quantities, or at all. The Company believes that alternative suppliers are available for its raw materials and other product components and plans to qualify additional suppliers when sales volumes warrant. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the scale-up of manufacturing, there can be no assurance that the Company will be able to manufacture and supply sufficient products to meet potential demand. Delays associated with any future raw materials or finished goods shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities in support of international and United States commercial sales.

    The Company utilizes a facility to receive imports of certain inventory materials in order to avoid or delay the payment of duties until the product is used in the United States, or shipped to a distributor outside of the United States.

    The Company has limited experience in manufacturing its products in commercial quantities. The Company currently manufactures products in small quantities for United States clinical trials, international clinical trials and limited commercial sales. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. There can be no assurance that the Company will not encounter manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations.

MARKETING AND DISTRIBUTION

    The Company's marketing strategy is designed to promote awareness of the clinical efficacy and cost-effectiveness of the minimally invasive interventional gynecology procedures in which the Company's products are used. The Company implements this strategy by providing clinical and technical information that encourages the physician to perform procedures utilizing the Company's products. In the infertility area, a key component of the Company's marketing strategy is a public relations campaign designed to use the mass media to increase patient awareness of the benefits of less invasive and more accurate diagnosis of fallopian tube diseases and disorders and improved tubal therapies provided by transcervical access procedures. The Company also intends to work closely with patient education, support and advocacy organizations. The Company believes that it is critical to develop and maintain close working relationships with patient organizations as well as physicians, as infertility patients are increasingly involved in the selection of their therapy. In the therapeutic hysteroscopy area, the Company plans to promote the benefits of this less invasive alternative to hysterectomy and the significant safety and cost advantages afforded by its Hysteroscopy system products. The Company's marketing strategy will include developing influential product champions, publishing and presenting on the safety and cost effectiveness of its products, conducting workshops, exhibiting a strong presence at key gynecologic endoscopy meetings, and selectively utilizing advertising, direct mail and telemarketing.

    The Company is focusing its United States marketing efforts primarily on what it estimates to be the approximately 7,500 interventional gynecologists who maintain a high-volume practice in gynecological endoscopy, and as a result, primarily treat infertility and pre- and peri-menopausal symptoms. A key element of the Company's marketing strategy is to develop relationships with prominent physicians who are particularly active in interventional gynecology, and to involve these physicians in the Company's clinical and product development activities. The Company intends to continue to build these relationships through sales efforts, workshops and meetings to discuss clinical issues and treatments.

    Interventional gynecology is an emerging market for which there is no proven distribution channel in the United States. Accordingly, during the initial phase of commercializing the Company's products, the Company's marketing and sales strategy involves the use of a combination of sales specialists directly employed by the Company and contract sales representatives who have significant experience in physician detailing of gynecological products. The role of the sales specialists and contract sales representatives will be to demonstrate the use of the Company's products, while educating physicians as to the intended clinical benefits of transcervical fallopian tube access and the safety and cost effectiveness of performing therapeutic hysteroscopy using isotonic solutions, using detailing techniques similar to those commonly employed in the medical device industry. The Company believes that this combination of direct sales specialists, employed in territories with concentrated numbers of interventional gynecologists, and contract sales representatives in other territories, will provide the highest quality, most rapid and cost-effective means for introducing its initial products. If the Company's product systems are successful, Conceptus intends to expand its focused distribution channel in the United States interventional gynecology market by increasing the number of sales representatives that are directly employed by the Company.

    The Company believes that there are a number of small firms with products that are complementary to the Company's but which to date have been unable to establish an effective distribution channel for such products. As part of its distribution strategy, the Company will seek to acquire or license the rights to market complementary products from other companies which can be marketed to the interventional gynecologist.

    There can be no assurance that the Company's sales or products available for sale will require a sales organization of direct sales specialists and contract sales representatives, that the Company will be able to attract and retain the necessary qualified sales personnel, that the Company will be successful in creating an effective distribution channel for its products or that the Company will be able to acquire the rights to market additional products.

    Although the Company is fully dedicated to meeting the needs of the interventional gynecologist, some of its products have applications in two other specialty areas, radiology and urology. To capitalize on the opportunities available in these other areas, the Company's distribution strategy also includes entering into partnerships with leading companies in both radiology and urology, allowing the Company to focus its internal marketing and sales efforts on interventional gynecology. In July 1996, the Company announced the signing of an agreement with Mallinckrodt Group, Inc. ("Mallinckrodt"), a major supplier of radiological contrast media, which grants Mallinckrodt exclusive marketing rights for radiology applications in North, Central and South America. The Company retained all marketing rights for its T-TAC system in the gynecology market segment. The Company is currently engaged in discussions with potential distribution partners to market the Hysteroscopy system product line for the urologic applications. There can be no assurance that the Company will enter into a distribution arrangement for urologic applications of its Hysteroscopy system. In addition, there can be no assurance that any of the Company's distribution partners will successfully market the Company's products for applications in radiology or urology. The failure to establish and maintain effective distribution partnerships for the Company's products for these applications would have a material adverse effect on the Company's business financial condition and results of operations.

    The Company has only limited experience marketing and selling its products, and does not have experience marketing and selling its products in commercial quantities. The Company intends to substantially increase its United States marketing efforts by increasing the sales coverage throughout the United States during 1997. Establishing marketing and sales capability sufficient to support sales in commercial quantities will require significant resources, and there can be no assurance that the Company will be able to recruit and retain qualified marketing personnel, direct sales personnel or contract sales representatives or that future sales efforts of the Company will be successful. While the Company is committed to establishing an effective distribution channel for its products, there can be no assurance that the Company will be successful in doing so. The failure to establish and maintain an effective distribution channel for the Company's products, or to retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

    Outside of the Mallinckrodt partnership, the Company currently markets its products internationally primarily through established distributors of specialty gynecological products. The only exception is that in June 1996, the Company appointed Schering Health Care, Ltd., a major supplier of reproductive pharmaceuticals to this market, as its exclusive distributor in the United Kingdom to the interventional gynecology market. The Company has two sales managers located in Europe and expects to expand its international sales and marketing organization 1997. The Company's products are currently marketed through specialty distributors in the Netherlands, Spain, Sweden, Switzerland, Australia, Israel and South Africa. The Company is negotiating with distributors to cover the remaining countries in Europe, the Pacific Rim (including Japan) and Latin America. The Company generally operates under written distribution agreements with its distributors which grant the exclusive right to sell the Company's products within a defined territory. These distributors also typically market other medical products, although the Company seeks to obtain covenants from its distributors prohibiting them from marketing medical devices that compete directly with the Company's products. The Company's distributors typically purchase the Company's products at a discount from list price and resell the products to hospitals, clinics and physicians. Sales to international distributors are usually denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country.

    The Company's international sales are dependent upon the marketing efforts of, and sales by, a limited network of distributors. The Company relies on these distributors to assist it in obtaining product registration and reimbursement approvals in certain international markets. The Company's current strategy is to operate internationally through distributors with an established franchise in the field of gynecology. If a distributor were to fail to invest adequate capital promoting the Company's products and training physicians in the proper techniques for utilizing the Company's products, or were to cease operations, the Company would likely be unable to achieve significant sales in the subject territory. In addition, because the Company has strategically replaced several of its international distributors, it has only limited sell-through experience with its current distributors. Furthermore, the Company does not currently have distributors in a number of international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors in these markets in a timely manner, if at all. The failure to engage such distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

    A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, changes in regulatory requirements or interpretations thereof, export license requirements, political instability, trade restrictions, changes in tariffs, and difficulties in staffing, coordinating and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. There can be no assurance that the Company will be able to successfully commercialize its current or future products in any international market.

    A substantial portion of the Company's revenues to date have been derived from products sold for use in clinical studies. Of the Company's sales for the fiscal year ended December 31, 1996, 68% were derived from domestic sales and 32% were derived from international sales. Sales to the Company's distributor in the Americas (Mallinckrodt Group, Inc.), the Company's distributor in the United Kingdom (Schering Health Care, Ltd.) and a domestic customer (Gleicher & Associates, M.D.) accounted for approximately 46%, 19% and 11%, respectively, of total sales for the year ended December 31, 1996.

    The Company's products have generated limited revenue to date. There can be no assurance that any of the Company's existing or future products will gain any significant degree of market acceptance among physicians, patients and healthcare payors, even if reimbursement and necessary international and United States regulatory approvals are obtained. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of the Company's products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company believes that physicians will not use the Company's products unless they determine, based on clinical data and other factors, that these systems are an attractive alternative to other means of diagnosing and treating diseases and disorders of the female reproductive system, and that the products offer clinical utility in a cost-effective manner. Acceptance among physicians will also depend upon the Company's ability to train interventional gynecologists and other potential users of the Company's products in new interventional techniques, and the willingness of such users to learn these new techniques. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS, TRADE SECRETS AND LICENSES

    Conceptus's policy is to aggressively protect its proprietary position by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company's strategy includes extending the patent protection of its in-licensed technology (from Target) by filing procedure-specific method patents wherever possible for the use of the Company's products in new clinical applications, as well as aggressively pursuing patents for all its other inventions and developments.

    As of March 1, 1997, Conceptus had applied for 15 United States patents, three of which have been issued to the Company, and has filed 10 foreign patents. The Company's issued patents contain claims regarding guidewire manipulation, a novel guidewire design and a delivery mechanism for a tubal occlusion device. The pending applications cover various aspects of the Company's proprietary tubal access platform technology, including certain claims specific to falloposcopy, as well as the Company's S/TOP device, products allowing the use of physiologic solution during operative hysteroscopy and other products that are currently, or in the future may be, used in conjunction with the Company's product systems. Conceptus is also the licensee (from Target) for exclusive use in the field of reproductive physiology, of substantial technology developed by Target as described below, and has granted to Target an exclusive license in certain fields of interventional medicine outside of the field of reproductive physiology to certain

Conceptus technology. Conceptus's exclusive license of Target's technology is applicable to all technology available as of February 1, 1996. Conceptus does not have any preferential rights for Target technology developed following that date. As of March 1, 1997, Target held, and Conceptus exclusively licensed from Target within the field of reproductive physiology, 44 issued United States patents, 76 United States patent applications and numerous foreign patents issued and applications pending covering various aspects of its products and core technology. Target's issued patents relate to the design of Target's micro-catheters, the initial patent for which expires in June 2006, certain aspects of guidewire design and other important aspects of Target's micro-catheter, guidewire and micro-coil technologies. In the event that such Target patents are at any time invalidated, the Company's proprietary position in the marketplace would be severely compromised. In addition, should the Target technology licensed to the Company be found to infringe upon a third party's technology, the Company's sale of products based on such infringing Target technology could be limited. Finally, in the event that the Company materially breaches the terms of its license from Target, Target will have the right to terminate the license. Any such termination of this license would deprive the Company of the right to develop or sell products based on the licensed technology, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's ability to compete effectively will depend substantially on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that the Company's three issued patents, any future patents that may be issued as a result of the Company's United States or foreign patent applications, or the patents under which the Company has license rights, will offer any degree of protection to the Company's products against competitive products. There can be no assurance that any patents that may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

    Any litigation or interference proceedings involving the Company will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    A patent issued to Target and subject to Target's license to the Company, which contains claims relating to the design of the Company's Variable Softness Catheters (the "Target patent"), has been the subject of four reexamination proceedings in the United States Patent and Trademark Office ("USPTO").

Following the completion of the first such proceeding, the USPTO issued a reexamination certificate and confirmed the patentability of the patent claims set forth in the certificate. Requests for second, third and fourth reexaminations of the patent were initiated by one of Target's competitors, SciMed Life Systems, Inc. ("SciMed"), a subsidiary of BSC, and after the USPTO's review of such petitions Target received notice from the USPTO that it had reaffirmed the patentability of the claims of the Target patent. Notwithstanding this result, no assurance can be given that SciMed will not mount a legal challenge to the validity of the Target patent or that Target would prevail in any such action. In November 1994, Target filed a lawsuit in United States District Court against SciMed and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson Inc., alleging infringement of a Target patent relating to variable stiffness in microcatheters, and seeking damages and preliminary and permanent injunctive relief. The defendants responded, challenging the validity of the patent, denying infringement, and raising other defenses. In May 1996, the District Court granted Target's motion for an injunction prohibiting the defendants from continuing to sell the products alleged to infringe the patent. In July 1996, the United States Court of Appeals for the Federal Circuit stayed the injunction pending an appeal by the defendants, and the Court of Appeals heard oral argument on the appeal in January 1997. Any invalidation of the Target patent could have a material adverse effect on the Company's business, financial condition and results of operations.

    On January 20, 1997, Target and BSC announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. As a result of the merger, which is expected to close during the second calendar quarter of 1997, Target will become a separate business unit of BSC. Following the consummation of the merger, it is anticipated that Target will continue the litigation of Cordis.

    Conceptus also relies upon trade secrets and technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will not be breached or that Conceptus will have adequate remedies for any such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that Conceptus can meaningfully protect its rights in unpatented proprietary technology.

GOVERNMENT REGULATION

UNITED STATES

    The research, development, manufacture, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and most require clearance or approval by the FDA prior to commercialization. In addition, material changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The testing for, preparation of and subsequent review of applications by the FDA and foreign regulatory authorities is expensive, lengthy and uncertain. The failure by the Company to comply with FDA requirements could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant premarket clearance or premarket approval for devices, and criminal prosecution. Accordingly, the Company has invested in building an experienced team of regulatory professionals. For example, the Company's Senior Vice President, Clinical Research, Regulatory Affairs and Quality Assurance was appointed by the FDA to its OB/GYN Advisory Panel.

    The FDA also has the authority to require clinical testing of certain medical devices. If clinical testing of a device is required and if the device presents a "significant risk," an IDE application must be approved prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an IRB pursuant to FDA regulations.

    Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a premarket approval ("PMA"). In addition, material changes to medical devices are also subject to FDA review and clearance or approval. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to certain legally marketed devices, for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). Though generally believed to be a shorter, less costly regulatory path than a PMA, the 510(k) may need to be supported by appropriate data establishing to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In addition, the FDA may require review by an advisory panel as a condition for 510(k) clearances, which can further lengthen the regulatory process. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence.

    Following submission of the 510(k), the manufacturer or distributor may not place the device into commercial distribution unless and until an order is issued by the FDA finding the product to be substantially equivalent. In response to a 510(k), the FDA may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may require further information, including clinical data, to make a determination regarding substantial equivalence, or may determine that the proposed device is not substantially equivalent and require a PMA. Such a request for additional information or determination that the device is not substantially equivalent would delay market introduction of the products that are the subject of the 510(k).

    If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including, laboratory, preclinical and clinical trial data to prove the safety and effectiveness of the device as well as extensive manufacturing information. Following receipt of a PMA, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. The PMA approval process can be lengthy, expensive and uncertain. FDA review of a PMA generally takes approximately two years or more from the date of filing to complete. If granted, the approval of the PMA may include significant limitations on the indicated uses for which a product may be marketed. The PMA process can take several years from initial filing and requires the submission of extensive supporting data and clinical information. No assurance can be given that any future products or applications developed by the Company will not require approval under the more lengthy and expensive PMA process. If the Company is required to obtain approval for any products pursuant to the PMA procedure or, if the 510(k) process with respect to any products is extended for a considerable length of time, the commencement of commercial sales of the Company's products will be delayed substantially.

    To date, the Company has received five 510(k) clearances for certain diagnostic and therapeutic indications of its T-TAC system. In addition, the Company received 510(k) clearance in January 1997 for its STARRT Falloposcopy system, for diagnosis of PTO. The Company received 510(k) clearance in March 1996 for its hysteroscopy device as a stand-alone device for the diagnosis of uterine (as opposed to tubal) disorders. In February 1997, Conceptus received 510(k) clearance for its Resectoscope Safety Sheath in urology applications.

    The Company is in the process of finalizing the material composition of its S/TOP device. The use of certain materials may require that the device be evaluated as a drug rather than as a device, and thus the FDA's IND and NDA regulations would be applicable to the clinical study and commercialization of the product. Otherwise the product will be treated as a medical device and require an IDE and a PMA. The steps required before a drug may be marketed in the United States include preclinical and laboratory tests, the submission to the FDA of an application for an IND which must become effective before clinical trials may commence, adequate and well controlled clinical trials to establish the safety and efficacy of the drug, the submission to the FDA of an NDA, and FDA approval of the NDA prior to any commercial sale or shipment of the product. In November 1995, the Company met with the appropriate sections of both the Office of Device Evaluation and the Office of Drug Evaluation of the FDA to discuss their respective new product approval requirements. Based upon the information obtained during these meetings, the Company does not believe that there would be a material difference in the regulatory requirements nor the product approval review cycle times between the drug and device regulatory groups within the FDA.

    There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA or NDA approvals to market its products for the intended uses on a timely basis, if at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, regulatory clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

    The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the CDHS and to list its products with the FDA. As such, the Company will be periodically inspected by both the FDA and CDHS for compliance with GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. In July 1994, the Company's San Carlos facility was inspected by the CDHS with no observations, and the Company was subsequently granted a California medical device manufacturing license. In February 1997, the Company's San Carlos facility was inspected by the CDHS with only one observation, and has been recommended for a California drug manufacturing license. In March 1997, the Company was inspected by the FDA, and is in substantial compliance with all FDA requirements including FDA GMP for medical devices.

    The Company is required to provide information to the FDA on death or serious injuries that its medical devices have allegedly caused or contributed to, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA strictly prohibits the marketing of approved devices for uses other than those specifically cleared for marketing by the FDA. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    The promotion of most products regulated by the FDA is subject to both FDA and Federal Trade Commission jurisdiction. The Company is also subject to regulation by the Occupational Safety and Health Administration and by other government entities.

    Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.

    Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, in order for companies to obtain such approvals, the FDA and certain foreign regulatory authorities impose numerous additional requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those specifically cleared for marketing by the FDA. The Company will be required to adhere to applicable FDA regulations regarding GMP and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the CDHS, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new government regulations or policies could prevent or delay regulatory approval of the Company's products.

INTERNATIONAL

    Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in others.

    The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union after mid-1998. The Company is in the process of developing and implementing policies and procedures that are intended to allow the Company to receive ISO 9000 qualification of its processes in 1997. There can be no assurance that the Company will be successful in meeting certification requirements. Many countries in which the Company currently operates or intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could adversely affect the Company's ability to market its products. In addition, significant costs and requests by regulators for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally.

    Export sales of investigational PMA devices or devices not cleared for commercial distribution in the United States to certain countries are subject to FDA export permit requirements. In order to obtain such a permit, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not a violation of that country's medical device laws. Recent regulations eliminate export approval requirements for investigational devices subject to an approved IDE which are being imported into certain countries.

THIRD-PARTY REIMBURSEMENT

    In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients.

    The Company's success will depend upon, among other things, its ability to obtain satisfactory reimbursement from healthcare payors for its products. It is also anticipated that the Company's Hysteroscopy system products will be covered within the hysteroscopy procedure reimbursement codes. Reimbursement in the United States for the Company's tubal catheterization products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing procedure codes. Although reimbursement for catheterization procedures has generally been available in the United States, there can be no assurance that this will continue to be the case. The Company does not expect that third-party reimbursement in the United States will be available for use of its other products unless and until FDA clearance or approval is received. There can be no assurance, even if the Company's products are cleared by the FDA for new clinical applications, that full reimbursement will be available for such procedures. If FDA clearance or approval is received, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors. However, the Company believes that procedures using its STARRT system may be reimbursed in the United States under existing procedure codes for diagnosis and re-establishment of patency of the fallopian tubes and, if applicable, for related interpretation of such procedures. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability. The Company could also be adversely affected by changes in reimbursement policies of government or private healthcare payors, particularly to the extent that any such changes affect reimbursement for therapeutic or diagnostic catheterization procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the Company's products are used, or adverse changes in government and private third party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Market acceptance of the Company's products in international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. As in the United States, the Company expects that Hysteroscopy system products will be covered within the hysteroscopy procedure reimbursement framework. Large-scale market acceptance of the Company's tubal catheterization, falloposcopy, sterilization and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Company has been informed by its international distributors that the tubal catheterization system has been approved for reimbursement in countries in which the Company markets its products. The Company's falloposcopy system has been approved for reimbursement only in Australia. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which the Company is seeking approvals and could have a material adverse effect on the Company's sales, business, financial condition and results of operations.

    Regardless of the type of reimbursement system, the Company believes that physician advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's systems. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company's systems for all indications intended by the Company. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    In the infertility area, the Company believes its primary current competition to be existing methods for diagnosing and treating diseases and disorders of the fallopian tubes. Accordingly, the Company competes with manufacturers of products that are used in other methods for diagnosing and treating tubal diseases and disorders, such as manufacturers of laparoscopic and hysteroscopic devices and other products that provide more invasive access to the fallopian tubes. The Company also competes with certain other companies that manufacture catheters and guidewires for tubal catheterization, and falloposcopic devices. Additionally, certain smaller companies are developing alternative catheter-based systems for the diagnosis and treatment of female reproductive disorders that may compete directly with the Company's systems.

    In the therapeutic hysteroscopy area, there are four major endoscope companies (Storz, Olympus, Circon, and Wolf) that account for the majority of sales of the equipment and instruments used to perform these procedures. Although the Company has what it believes to be significant intellectual property protection for its products, there can be no assurance that these companies or others (e.g. electrosurgical generator manufacturers) will not develop technology to enable electrosurgical therapeutic hysteroscopy to be performed with isotonic solution. The major endoscope companies and others also market cutting loops and coagulating roller balls which would be directly competitive with those manufactured and marketed by the Company. There are also a number of companies developing devices to perform endometrial ablation using different energy sources. There are also a number of companies developing and selling devices to perform fibroid resections using a variety of energy sources, which would be competitive with the Company's morcellator device.

    The Company believes that its products have distinct advantages over those of its competitors based on the Company's advanced proprietary micro-catheter and guidewire technologies and its proprietary resectoscope safety sheath technology. However, many of the Company's competitors have substantially greater name recognition and financial resources than the Company and have greater resources and expertise in research and development, obtaining regulatory approvals, manufacturing and marketing. Certain of these companies are developing and marketing devices for the diagnosis and treatment of disorders of the female reproductive system and others may choose to enter this market at a later date.

    There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than those developed by the Company or that would render the Company's products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its abilities to manufacture, market and sell its products.

    The Company expects competition to increase in the emerging market for devices designed to diagnose and treat reproductive disorders. As the Company commercializes its S/TOP system, it expects to compete against surgical procedures for permanent contraception, mechanical devices and other contraceptive methods. The Company also competes with other companies for clinical sites to conduct trials. The Company believes that the primary competitive factors in the market for tubal catheterization, falloposcopy and hysteroscopy products are safety, efficacy, ease of use, reliability, cost-effectiveness, degree of invasiveness, patient recovery time, absence of significant side effects, availability of third-party reimbursement, and physician and public awareness of the existence and efficacy of products. The medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. Consequently, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and commercialization of new products. Product development involves a high degree of risk and there can be no assurance that the Company's research and development efforts will result in commercially successful products. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so and that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND INSURANCE

    The Company's business involves an inherent risk of exposure to product liability claims and product recalls. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company currently maintains product liability insurance with coverage limits of $4,000,000 per occurrence and an annual aggregate maximum of $4,000,000, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims in connection with clinical trials or sale of the Company's products will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of March 1, 1997, the Company employed 62 individuals, 24 of whom were engaged directly in research, development, regulatory and quality assurance affairs, 9 in manufacturing and 29 in marketing, sales and administrative positions. The Company also contracts with outside consultants. None of the Company's employees is covered by a collective bargaining agreement. Conceptus believes that it maintains good relations with its employees. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company's business financial condition and results of operations. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. Furthermore, the Company relies on the services of several medical and scientific consultants, all of whom are employed on a full-time basis by hospitals or academic or research institutions. Such consultants are therefore not available to devote their full time or attention to the Company's affairs.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, and their ages as of February 28, 1997, are as follows:

NAME                                                  AGE                          POSITION
------------------------------------------------      ---      ------------------------------------------------
Kathryn A. Tunstall.............................          46   President, Chief Executive Officer and Director

Lee A. Blumenfeld, M.D. ........................          36   Vice President, Worldwide Sales and Marketing

Cynthia M. Domecus..............................          37   Senior Vice President, Clinical Research,
                                                                 Regulatory Affairs and Quality Assurance

Sanford Fitch...................................          56   Senior Vice President, Chief Financial Officer
                                                                 and Director

James J. Messemer...............................          38   Vice President, Business Development

Julian N. Nikolchev.............................          42   Chief Technology Officer

    MS. TUNSTALL joined Conceptus in July 1993 as President, Chief Executive Officer and a director. Prior to joining Conceptus, Ms. Tunstall spent seven years as an executive officer and in senior marketing positions of the Edwards Less Invasive Surgery Division of Baxter International ("Baxter"), a division engaged in the research and development, manufacturing, and marketing of cardiovascular catheters, serving as President from June 1990 to June 1993 and serving as Vice President and Director of Worldwide Sales and Marketing from November 1986 to June 1990. From 1980 to 1986, Ms. Tunstall held various positions in manufacturing and marketing of McGaw Laboratories, a pharmaceutical and medical device company, serving most recently as Vice President of Marketing. Ms. Tunstall holds a B.A. in Economics from the University of California and has also completed graduate level studies in Business and Healthcare Administration. She serves as a director of RESOLVE, a non-profit infertility support, education and advocacy organization.

    DR. BLUMENFELD joined Conceptus in September 1995 as Vice President, Worldwide Marketing and Marketing Development. In November 1996 Dr. Blumenfeld was promoted to Vice President, Worldwide Sales and Marketing. From November 1994 to September 1995, he served as Director of Marketing for Baxter's Vascular Graft Business Unit. From July 1993 to November 1994, Dr. Blumenfeld served as Director of Marketing for all of Baxter's cardiovascular businesses in Japan. From October 1992 to July 1993 he served as Director of Market and Business Development for the Edwards Critical-Care Division of Baxter, and from August 1990 to October 1992, as Manager of Business Development. Dr. Blumenfeld holds an M.B.A. from the Stanford University Graduate School of Business. He received his M.D. from University of Illinois at Chicago and completed a two-year residency in OB/GYN.

    MS. DOMECUS served as Vice President, Clinical Research, Regulatory Affairs and Quality Assurance of Conceptus from May 1994 until November 1996, when she was promoted to Senior Vice President. From March 1992 to May 1994 she served as Senior Director and Director of Regulatory and Quality Affairs for Systemix, a biotechnology firm. From 1986 to 1992, Ms. Domecus served in varying regulatory affairs capacities with Collagen Corporation, a biomedical device manufacturer, serving most recently as Director of Regulatory Affairs from January 1991 to March 1992. Ms. Domecus has been certified by the

Regulatory Affairs Certification Board of the Regulatory Affairs Professional Society. In 1995, Ms. Domecus was appointed by the FDA to its OB/GYN Advisory Panel as the industry representative. Ms. Domecus holds a B.A. in Psychology from the University of the Pacific.

    MR. FITCH joined Conceptus as Vice President, Finance and Operations, Chief Financial Officer and a director in December 1994 and was promoted to Senior Vice President in February 1997. From January 1994 to December 1994, Mr. Fitch served as Vice President, Finance and Operations and Chief Financial Officer of Voyant Corporation, a video technology company. From December 1990 to January 1994, Mr. Fitch served as Chief Financial Officer of SanDisk Corp., a manufacturer of flash memory devices. From November 1989 to August 1990, Mr. Fitch served as Vice President, Finance and Operations and Chief Financial Officer of Personics Corporation, an audio consumer products company. From 1983 through 1989, Mr. Fitch was the Chief Financial Officer of Komag Inc., a manufacturer of rigid media for the disk drive industry. Mr. Fitch holds an M.B.A. from the Stanford University Graduate School of Business.

    MR. MESSEMER served as Vice President, Sales of Conceptus since joining the Company in February 1993 until November 1996, when he was promoted to Vice President, Business Development. From 1987 to February 1993, Mr. Messemer held a variety of sales and sales management positions with SciMed Life Systems, a medical device manufacturer and distributor, serving most recently as Area Sales Director for the Northeast and Canada from January 1990 to January 1993. From 1984 to 1987, Mr. Messemer worked in sales in the Coronary Angioplasty and Extracorporeal divisions of C.R. Bard, Inc. ("Bard"), a medical products company. Prior to joining Bard, Mr. Messemer served as a sales representative for Ciba Pharmaceutical Company, a pharmaceutical manufacturer. Mr. Messemer holds a B.S. in Business Administration and Pre-Law from Texas Tech University.

    MR. NIKOLCHEV, a founder of Conceptus, served as Vice President, Research and Development and Business Development from December 1992 to November 1996, when he was promoted to Chief Technology Officer. Mr. Nikolchev also served as a director of the Company from December 1992 to January 1995. Prior to joining Conceptus, he served as Manager of the New Ventures Group at Target from October 1991 to December 1992. From 1986 to 1992, Mr. Nikolchev served as Engineering Manager and Vice President, Market and Business Development of MicroBionics, a venture funded company he co-founded to develop silicon-based blood gas sensors for critical care patient monitoring. From 1982 to 1986, he was Manager of the Technology Management Program at SRI International. Mr. Nikolchev holds an M.S. in Mechanical Engineering from Stanford University and an M.S. in Management of Technology from the Massachusetts Institute of Technology.

FACTORS AFFECTING STOCK PRICE

    The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market prices of the common stock of many publicly held medical device companies have in the past been, and can in the future be expected to be, especially volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, changes in reimbursement levels, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in healthcare policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, its competitors or the medical device industry generally, and changes in general market conditions may have a significant impact on the market price of the Company's Common Stock.

    Sales of substantial amounts of Common Stock of the Company (including shares issued upon the exercise of outstanding options) in the public market could materially adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

    In addition, certain holders of shares of Common Stock have the right, under certain conditions, to participate in future Company registrations of the Company's Common Stock. These registrations could prevent or limit the ability of the Company to sell shares for its own account, could adversely affect the market price of the Common Stock and could require the Company to incur significant expenses.

ITEM 2. PROPERTIES

    The Company occupies approximately 14,000 square feet in San Carlos, California. The facility is subject to a lease which expires in August 1997. The Company is in the process of negotiating for additional leased space and believes that it will be able to lease additional space or renew its existing lease as necessary. The current monthly rent is approximately $14,000. The Company believes its current space is adequate for its immediate needs, but anticipates doubling the leased square footage in 1997.

ITEM 3. LEGAL PROCEEDINGS

    There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       SHAREHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol CPTS since the effective date of the Company's initial public offering on February 1, 1996. Prior to the initial public offering, no public market existed for the Common Stock. The following table presents the high and low closing sale prices for the Company's Common Stock as reported in the Nasdaq National Market for the period indicated.

                                                                                         HIGH        LOW
                                                                                       ---------  ---------
Period from February 1, 1996 through March 31, 1996..................................  $   22.25  $   19.25
Period from April 1, 1996 through June 30, 1996......................................  $   22.75  $   16.50
Period from July 1, 1996 through September 30, 1996..................................  $   16.75  $    8.25
Period from October 1, 1996 through December 31, 1996................................  $   13.50  $    9.00

    As of February 28, 1997, the Company had approximately 148 stockholders of record and approximately 900 beneficial owners of its Common Stock. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in reveneue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Finally, the Company participates in a highly dynamic industry, which often results in significant stock price volatility.

    The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain future savings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K.

                                                         PERIOD FROM
                                                          INCEPTION
                                                        (SEPTEMBER 18,
                                                           1992) TO      YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                             1993           1994          1995          1996
                                                        --------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
Net sales.............................................    $        -     $      389    $      243    $      664
Cost of sales.........................................             -            718         1,021         1,208
                                                             -------    ------------  ------------  ------------
Gross profit..........................................             -           (329)         (778)         (544)
Operating costs and expenses:
  Research & development..............................         1,237          1,778         2,589         8,509
  Selling, general & administrative...................         1,081          1,894         2,805         4,824
                                                             -------    ------------  ------------  ------------
    Total operating expenses..........................         2,318          3,672         5,394        13,333
                                                             -------    ------------  ------------  ------------
Loss from operations..................................        (2,318)        (4,001)       (6,172)      (13,877)
Interest and investment income, net...................            62            125           323         2,185
                                                             -------    ------------  ------------  ------------
    Net loss..........................................    $   (2,256)    $   (3,876)   $   (5,849)   $  (11,692)
                                                             -------    ------------  ------------  ------------
                                                             -------    ------------  ------------  ------------
Net loss per share....................................                                               $    (1.39)
                                                                                                    ------------
                                                                                                    ------------
Shares used in computing net loss per share...........                                                    8,396
                                                                                                    ------------
                                                                                                    ------------
Pro forma net loss per share (1)......................                                      (1.15)
                                                                                      ------------
                                                                                      ------------
Shares used in computing pro forma net loss per share
  (1).................................................                                      5,091
                                                                                      ------------
                                                                                      ------------

                                                                                       DECEMBER 31,
                                                                       --------------------------------------------
                                                                         1993       1994        1995        1996
                                                                       ---------  ---------  ----------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments....................  $   1,260  $   5,253  $    5,082  $   35,225
Working capital......................................................        976      5,089       4,407      33,282
Total assets.........................................................      1,610      6,221       6,092      40,093
Long-term portion of debt and capital lease obligations..............         22        264         153          34
Redeemable convertible preferred stock...............................      3,465     11,453      16,624           -
Deficit accumulated during development stage.........................     (2,256)    (6,132)    (11,981)    (23,673)
Total stockholders' equity (net capital deficiency)..................     (2,254)    (6,125)    (11,877)     37,595

------------------------

(1) See Note 1 to Notes to Consolidated Financial Statements for information concerning calculation of pro forma net loss per share

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of minimally invasive devices for reproductive medical applications. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, conduct research and development, and expand marketing and sales activities.

    The Company's primary near-term commercial products, the T-TAC and STARRT Falloposcopy systems have generated limited sales to date. The Company commenced commercial shipments of an earlier version of its STARRT Falloposcopy system in March 1994 in order to begin a multicenter clinical study of the system in Europe and Australia. Substantially all of the revenues in 1994 were derived from the centers involved in this clinical study. The Company currently sells its products to international markets through a limited number of distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms and may include purchase discounts. In 1995 and 1996, the Company made adjustments to the profile of its distributors, resulting in replacement and addition of new distributors in domestic and international markets. Although the Company began marketing components of its T-TAC system in April 1995, general marketing of the system commenced upon the receipt of a 510(k) clearance for diagnosis of proximal tubal occlusion in August 1995. Sales in 1996 were through a small direct sales force and two new significant distributors on open credit terms and consisted primarily of commercial shipments of T-TAC products.

    In the fourth quarter of 1996 the Company presented results from the IMSF study of its STARRT Falloposcopy system. Study data showed that use of the STARRT system altered infertility diagnosis in the majority of cases versus conventional infertility diagnosis. The Company is developing a second generation STARRT catheter designed to improve the ergonomics and performance of the STARRT system. The Company is currently formulating its regulatory strategy to obtain clearance or approval of this second generation catheter.

    On November 26, 1996, the Company completed the acquisition of Microgyn, a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn in exchange for $3.0 million in cash on the acquisition date and $1.0 million in cash or stock (at the option of Conceptus) payable six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones.

    The acquisition was accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the aggregate acquisition cost is allocated to the acquiree's assets, liabilities, and intangibles, if any, based upon the fair market values on the date of acquisition. An independent valuation, utilizing accepted valuation techniques, was obtained which allocated the $4,752,000 aggregate acquisition cost as purchase of in-process research and development. Consequently, the $4,752,000 was charged to research and development expense in the month of acquisition. Based on the valuation, the Company concluded that technological feasibility has not been reached and there was no alternative use of the technology.

    Certain of the Company's products are currently manufactured by certain original equipment manufacturers while others are manufactured by Conceptus at its location in San Carlos, California. If the

T-TAC, STARRT, and Hysteroscopy products are successful, the Company expects to increase its manufacturing operations in order to better control product costs and increase gross margin. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its domestic and international distributor network, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

    This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of operations could differ materially from those projected in the forward-looking statements as a result of various factors including those noted below, elsewhere in this report and in the Company's prospectus dated February 1, 1996 under the heading "Risk Factors."

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    Sales increased 173% to $664,000 in 1996 from $243,000 in 1995. This increase was due to increased commercial shipments of the Company's T-TAC products to a significant domestic distributor and increased sales to international distributors. Sales decreased 38% in 1995 to $243,000 from $389,000 in 1994. This decrease was primarily the result of sales to distributors in 1994 for commencement of clinical trials by the Company in Europe and Australia, which were not repeated in 1995. Sales to clinical trial customers in 1996 were not significant. In 1995 and 1994, the Company estimated that the proportion of sales for use in clinical trials were approximately 16% and 81%, respectively. Sales to domestic customers represented 68% of sales in 1996 and 48% of sales in 1995. All of the Company's sales in 1994 were to international customers.

    Cost of sales increased 18% to $1.2 million in 1996 from $1.0 million in 1995. This increase was primarily due to increased unit shipments of T-TAC products. In 1995, cost of sales increased 42%, or $303,000, from $718,000 in 1994 due to costs associated with increased personnel required to manufacture the Company's products.

    Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased to $3.8 million in 1996 from $2.6 million in 1995 and $1.8 million in 1994. The increase of $1.2 million in 1996 and the prior year increases were primarily attributable to the increased number of R&D employees and related use of supplies, prototype materials and inventory, and increased expenses associated with supporting various clinical trials.

    As discussed in the "Overview", the Company expensed $4.8 million of acquired in-processes research and development in connection with the acquisition of Microgyn.

    Selling, general and administrative ("SG&A") expenses increased to $4.8 million in 1996 from $2.8 million in 1995 and $1.9 million in 1994. The $2.0 million increase in 1996 was primarily due to the growth in the number of United States and European sales and marketing personnel, marketing expenses associated with promoting the Company's products, increased administrative costs required to support expanding operations, and increased administrative costs of being a public company. The $900,000 increase in 1995 was primarily due to the growth in the number of sales and marketing personnel and related expenses in Europe.

    Net interest and investment income increased to $2.2 million in 1996 from $323,000 in 1995 and $125,000 in 1994. The increases in 1996 and 1995 were due to higher average cash balances from proceeds of the initial public offering in February 1996 and a private placement of common stock in 1995. Proceeds from these financing activities were invested in high grade short-term investments. Interest expense for all periods was insignificant.

    As a result of the items discussed above, net loss increased to $11.7 million in 1996 from $5.8 million in 1995 and $3.9 million in 1994.

    At December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18.6 million and $7.5 million, respectively. In addition, at December 31, 1996, the Company had research credit carryforwards of approximately $375,000. The net operating loss and credit carryforwards described above will expire, if not utilized, at various dates beginning in the years 1998 through 2011. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the change of ownership provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC, STARRT and S/TOP systems. The Company has generated only limited revenues, primarily from sales in international markets for clinical trials, and does not have experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of December 31, 1996, had an accumulated deficit of $23.7 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which provides an alternative to APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for stock-based compensation issued to employees. SFAS 123 allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under APB Opinion No. 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value-based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of SFAS 123, if earlier. It is the Company's intention to continue to account for employee stock options in accordance with APB Opinion No. 25 and to adopt the "disclosure only" alternative described in SFAS No. 123. As a result, impact on the Company's financial position and operations in 1995 and 1996 was not material.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $23.7 million at December 31, 1996. On February 1, 1996, the Company completed an initial public offering of 3,450,000 shares of the Company's common stock at $14.00 per share for net proceeds of $44.1 million. Prior to the initial public offering, the Company funded its operations since incorporation primarily through the private placement of equity securities, as well as through interest income, equipment financing and secured loan arrangements. Through December 31, 1995, the Company raised approximately $16.6 million from the private placement of equity securities.

    At December 31, 1996, Conceptus had cash, cash equivalents, and investments of $39.0 million compared with $5.1 million at December 31, 1995. The increase in 1996 was due to $44.3 million of proceeds from the Company's initial public offering and other stock issuances offset by $10.4 million used in 1996 operations. Of the $10.4 million used in 1996, approximately $3.8 million was related to the acquisition of Microgyn. The remainder of the $6.6 million used in 1996 and $5.4 million used in 1995 was primarily to fund increasing levels of research and development of the Company's products, international clinical trials, the initial marketing of the Company's falloposcopy products internationally and in the United States, and general and administrative expenses to support increased operations.

    Capital expenditures during 1996 were $375,000 compared with $170,000 in 1995. This increase was primarily to support increased headcount, acquire equipment and tooling necessary to conduct research and development, and increase the Company's manufacturing capacity. The Company plans to finance its capital needs principally from its existing capital resources, and to the extent available, bank and lease financing.

    Conceptus believes that its existing capital resources will be sufficient to fund its operations through 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing it products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States and internationally, the resources required to expand manufacturing capacity and facilities requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements are set forth in this Annual Report on Form 10-K beginning on page 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

    Certain information required by Part III is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its annual meeting of stockholders to be held May 13, 1997, which Proxy Statement will be filed within 120 days after the end of its fiscal year pursuant to Regulation 14A, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item as to the Company's executive officers is set forth in "Item 1-- Business--Executive Officers of the Company" in this Form 10-K. The information required by this item as to the Company's directors is incorporated by reference from the information under the caption "Proposal No.1 Election of Directors" in the Proxy Statement. The information required by this item as to compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    (1) Consolidated Financial Statements and Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets at December 31, 1996 and 1995

        Consolidated Statements of Operations Years Ended December 31, 1996, 1995 and 1994 and for the period from inception (September 18, 1992) to December 31, 1996

        Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Shareholders' Equity (Net Capital Deficiency) for the period from inception (September 18, 1992) to December 31, 1996

        Consolidated Statements of Cash Flows Years Ended December 31, 1996, 1995, and 1994 and for the period from inception (September 18, 1992) to December 31, 1996

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

        Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    EXHIBIT
    NUMBER                                                   DESCRIPTION
---------------  ----------------------------------------------------------------------------------------------------
      3.1(1)     Amended and Restated Certificate of Incorporation of Registrant.
      3.2(1)     Bylaws of Registrant.
     10.1(1)     Form of Indemnification Agreement for directors and officers.
     10.2(2)     1993 Stock Plan and forms of agreements thereunder.
     10.3(1)(2)  1995 Employee Stock Purchase Plan and form of subscription agreement.
     10.4(2)(4)  1995 Directors' Stock Option Plan and form of stock option agreement.
     10.6(1)(3)  Supplier Agreement dated March 29, 1995 between the Registrant and Advanced Cardiovascular Systems,
                   Inc.
     10.7(1)(3)  License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics, Inc.

    EXHIBIT
    NUMBER                                                   DESCRIPTION
---------------  ----------------------------------------------------------------------------------------------------
     10.8(1)     Secured Note Purchase Agreement dated March 30, 1994 between the Registrant and Target Therapeutics,
                   Inc.
     10.9(1)     Master Lease Agreement dated March 30, 1994 between the Registrant and Target Therapeutics, Inc.
    10.10(1)     Second Amended and Restated Rights Agreement dated May 26, 1995.
    10.11(1)(2)  Sun Life Assurance Company of Canada Standardized 401(K) Profit Sharing Plan and Trust, as amended.
    10.12(3)(5)  Distribution Agreement dated July 1, 1996 between the Registrant and Mallinckrodt Group, Inc.
    10.13(6)     Lease Agreement with Dani Investment Partners.
    10.14(7)     Agreement and Plan of Reorganization dated October 29, 1996 between the Registrant, Microgyn, Inc.
                   and CPTS Acquisition Corporation (a wholly-owned subsidiary of the Registrant), as amended
                   November 7, 1996.
    10.15(8)     Preferred Shares Rights Agreement, dated as of February 27, 1997, between the Registrant and
                   ChaseMellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights,
                   Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights
                   Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
     11.1        Statement of computation of net loss per share.
     23.1        Consent of Ernst & Young LLP.
     24.1        Power of Attorney (See Page 58 of this Report).
     27.1        Financial Data Schedule.

------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.

(2) Management contract or compensatory plan or arrangement.

(3) Confidential treatment has been granted with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

(4) Incorporated by reference to an identically numbered exhibit filed in response to Item 14(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(6) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7) Incorporated by reference to Exhibit 2.1 filed in response to Item 7(c) of the Registrant's Report on Form 8-K filed on December 10, 1996.

(8) Incorporated by reference to Exhibit 1 filed in response to Item 2 of the Registrant's Form 8-A filed on February 28, 1997.

(b) REPORTS ON FORM 8-K

    One Report on Form 8-K was filed on December 10, 1996 reporting the acquisition of Microgyn, Inc. under Item 2 of Form 8-K. A Form 8-K/A was filed on February 7, 1997 to file under Item 7 the financial statements of Microgyn and the pro forma financial statements of Conceptus.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...............................................................................         40

Audited Financial Statements

Consolidated Balance Sheets..................................................................................         41

Consolidated Statements of Operations........................................................................         42

Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Net
  Capital Deficiency)........................................................................................         43

Consolidated Statements of Cash Flows........................................................................         45

Notes to Consolidated Financial Statements...................................................................         46

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conceptus, Inc.

We have audited the accompanying consolidated balance sheets of Conceptus, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, consolidated changes in redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and consolidated cash flows for the years ended December 31, 1996, 1995 and 1994, and the period from inception (September 18, 1992) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conceptus, Inc. (a development stage company) at December 31, 1996 and 1995, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 1996, 1995 and 1994, and the period from inception (September 18,
1992) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 3, 1997

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   16,939  $    2,848
  Short-term investments..................................................................      18,286       2,234
  Accounts receivable, net of allowance for doubtful accounts of $178 and $42 at December
    31, 1996 and 1995, respectively.......................................................         105          13
  Inventories.............................................................................         182          54
  Other current assets....................................................................         234         450
                                                                                            ----------  ----------
Total current assets......................................................................      35,746       5,599

Property and equipment, net...............................................................         543         468
Long-term investments.....................................................................       3,796          --
Other assets..............................................................................           8          25
                                                                                            ----------  ----------
                                                                                            $   40,093  $    6,092
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable........................................................................  $      588  $      576
  Accrued compensation....................................................................         455         301
  Accrued acquisition costs...............................................................       1,000          --
  Other accrued liabilities...............................................................         302         152
  Current portion of debt and capital lease obligations...................................         119         163
                                                                                            ----------  ----------
Total current liabilities.................................................................       2,464       1,192

Long-term portion of debt and capital lease obligations...................................          34         153

Commitments

Redeemable convertible preferred stock at amount paid in 3,853,957 shares issued and outstanding at December 31, 1995, aggregate liquidation preference of $16,704 at
  December 31, 1995.......................................................................          --      16,624

Stockholders' equity (net capital deficiency):
  Preferred stock, $0.003 par value, 3,000,000 shares authorized, issuable in series -
    Series B, Series C and Series D represent redeemable convertible preferred stock shown above:
    Series A, 666,666 convertible shares authorized, issued and outstanding; aggregate
      liquidation preference of $500 at December 31, 1995.................................          --          --
  Common stock, $0.003 par value, 30,000,000 shares authorized; 9,206,795 and 196,248
    shares issued and outstanding at December 31, 1996 and 1995, respectively.............      61,876         931
  Stockholder notes receivable............................................................         (49)        (49)
  Deferred compensation...................................................................        (559)       (778)
  Deficit accumulated during the development stage........................................     (23,673)    (11,981)
                                                                                            ----------  ----------
Total stockholders' equity (net capital deficiency).......................................      37,595     (11,877)
                                                                                            ----------  ----------
                                                                                            $   40,093  $    6,092
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      PERIOD FROM
                                                                                                       INCEPTION
                                                                                                     (SEPTEMBER 18,
                                                                       YEARS ENDED DECEMBER 31,         1992) TO
                                                                   --------------------------------   DECEMBER 31,
                                                                      1996       1995       1994          1996
                                                                   ----------  ---------  ---------  --------------
Net sales........................................................  $      664  $     243  $     389    $    1,296
Cost of sales....................................................       1,208      1,021        718         2,947
                                                                   ----------  ---------  ---------  --------------
Gross profit.....................................................        (544)      (778)      (329)       (1,651)

Operating expenses:
  Research and development.......................................       3,757      2,589      1,778         9,361
  Selling, general and administrative............................       4,824      2,805      1,894        10,604
  Acquired in-process research and development...................       4,752          -          -         4,752
                                                                   ----------  ---------  ---------  --------------
Total operating costs and expenses...............................      13,333      5,394      3,672        24,717
                                                                   ----------  ---------  ---------  --------------
Operating loss...................................................     (13,877)    (6,172)    (4,001)      (26,368)
Interest and investment income, net..............................       2,211        361        153         2,788
Interest expense.................................................         (26)       (38)       (28)          (93)
                                                                   ----------  ---------  ---------  --------------
Net loss.........................................................  $  (11,692) $  (5,849) $  (3,876)   $  (23,673)
                                                                   ----------  ---------  ---------  --------------
                                                                   ----------  ---------  ---------  --------------
Net loss per share...............................................  $    (1.39)
                                                                   ----------
                                                                   ----------
Shares used in computing net loss per share......................       8,396
                                                                   ----------
                                                                   ----------
Pro forma net loss per share.....................................              $   (1.15)
                                                                               ---------
                                                                               ---------
Shares used in computing pro forma net loss per share............                  5,091
                                                                               ---------
                                                                               ---------

                            See accompanying notes.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                 STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               STOCKHOLDERS' EQUITY
                                                                                 ------------------------------------------------
                                                         REDEEMABLE CONVERTIBLE    SERIES A CONVERTIBLE
                                                            PREFERRED STOCK          PREFERRED STOCK            COMMON STOCK
                                                         ----------------------  ------------------------  ----------------------
                                                          SHARES      AMOUNT      SHARES       AMOUNT       SHARES      AMOUNT
                                                         ---------  -----------  ---------  -------------  ---------  -----------
Issuance of common stock to founder at $0.09 per share
  in December 1992 for cash............................          -   $       -           -    $       -       25,000   $       2
Issuance of Series A convertible preferred stock in
  December 1992 for technology.........................          -           -     666,666            -            -           -
Issuance of Series B redeemable convertible preferred
  stock at $3.00 per share in December 1992 for cash,
  net of issuance costs of $35.........................  1,166,663       3,465           -            -            -           -
Net loss from inception (September 18, 1992) to
  December 31, 1993....................................          -           -           -            -            -           -
                                                                                                     --
                                                         ---------  -----------  ---------                 ---------         ---
Balances at December 31, 1993..........................  1,166,663       3,465     666,666            -       25,000           2
Issuance of Series C redeemable preferred stock at
  $4.80 per share in March and June 1994 for cash, net
  of issuance costs of $33.............................  1,671,037       7,988           -            -            -           -
Issuance of common stock at $0.30-$0.48 per share in
  August and December 1994, pursuant to option
  activity.............................................          -           -           -            -        2,723           1
Issuance of common stock at $0.30-$0.48 per share in
  March and November 1994, pursuant to restricted stock
  purchase plan........................................          -           -           -            -       11,416           4
Issuance of common stock for $0.30 per share in March
  1994, in exchange for note receivable................          -           -           -            -       83,333          25
Net loss...............................................          -           -           -            -            -           -
                                                                                                     --
                                                         ---------  -----------  ---------                 ---------         ---
Balances at December 31, 1994 (carried forward)........  2,837,700   $  11,453     666,666    $       -      122,472   $      32



                                                                                                  DEFICIT         TOTAL

                                                                                                ACCUMULATED   STOCKHOLDERS'

                                                           STOCKHOLDER                          DURING THE     EQUITY (NET

                                                              NOTE             DEFERRED         DEVELOPMENT      CAPITAL

                                                           RECEIVABLE        COMPENSATION          STAGE       DEFICIENCY)

                                                         ---------------  -------------------  -------------  -------------

Issuance of common stock to founder at $0.09 per share
  in December 1992 for cash............................     $       -          $       -         $       -      $       2

Issuance of Series A convertible preferred stock in
  December 1992 for technology.........................             -                  -                 -              -

Issuance of Series B redeemable convertible preferred
  stock at $3.00 per share in December 1992 for cash,
  net of issuance costs of $35.........................             -                  -                 -              -

Net loss from inception (September 18, 1992) to
  December 31, 1993....................................             -                  -            (2,256)        (2,256)

                                                                                      --
                                                                  ---                          -------------  -------------

Balances at December 31, 1993..........................             -                  -            (2,256)        (2,254)

Issuance of Series C redeemable preferred stock at
  $4.80 per share in March and June 1994 for cash, net
  of issuance costs of $33.............................             -                  -                                -

Issuance of common stock at $0.30-$0.48 per share in
  August and December 1994, pursuant to option
  activity.............................................             -                  -                                1

Issuance of common stock at $0.30-$0.48 per share in
  March and November 1994, pursuant to restricted stock
  purchase plan........................................             -                  -                                4

Issuance of common stock for $0.30 per share in March
  1994, in exchange for note receivable................           (25)                 -                                -

Net loss...............................................             -                  -            (3,876)        (3,876)

                                                                                      --
                                                                  ---                          -------------  -------------

Balances at December 31, 1994 (carried forward)........     $     (25)         $       -         $  (6,132)     $  (6,125)


                            See accompanying notes.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
           STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        STOCKHOLDERS' EQUITY
                                                                           ----------------------------------------------
                                                          REDEEMABLE         SERIES A CONVERTIBLE
                                                         CONVERTIBLE
                                                       PREFERRED STOCK         PREFERRED STOCK           COMMON STOCK
                                                     --------------------  ------------------------  --------------------
                                                      SHARES     AMOUNT     SHARES       AMOUNT       SHARES     AMOUNT
                                                     ---------  ---------  ---------  -------------  ---------  ---------
Balances at December 31, 1994 (brought forward)....  2,837,700  $  11,453    666,666    $       -      122,472  $      32
Issuance of Series D redeemable preferred stock at
  $5.10 per share in May and June 1995 for cash,
  net of issuance costs of $12.....................  1,016,257      5,171          -            -            -          -
Issuance of common stock for $0.48 per share in
  January 1995, in exchange for note receivable....          -          -          -            -       50,000         24
Issuance of common stock for cash in February
  through November 1995 at $0.48 to $0.51 per
  share............................................          -          -          -            -       23,776          7
Deferred compensation related to grant of stock
  options..........................................          -          -          -            -            -        868
Amortization of deferred compensation..............          -          -          -            -            -          -
Net loss...........................................          -          -          -            -            -          -
                                                                                               --
                                                     ---------  ---------  ---------                 ---------  ---------
Balances at December 31, 1995......................  3,853,957     16,624    666,666            -      196,248        931
Conversion of redeemable preferred stock exercised
  to common stock..................................  (3,853,957)   (16,624)         -           -    3,853,957     16,624
Series A convertible preferred stock converted to
  common stock.....................................          -          -   (666,666)           -      666,666          -
Initial Public Offering common stock shares issued
  in February at $14.00 per share, net of issuance
  costs of $4.3 million............................          -          -          -            -    3,450,000     43,992
Issuance of common stock for cash in 1996 at $0.30
  to $9.15 per share...............................          -          -          -            -      116,543         98
Issuance of common stock for cash in 1996 at
  $8.7125 and $11.90 per share, pursuant to the
  employee stock purchase plan.....................          -          -          -            -       18,524        182
Issuance of common stock for cash in 1996 at $3.00
  and $4.80 per share, pursuant to exercisable
  warrants.........................................          -          -          -            -       12,000         49
Net exercise of warrants...........................          -          -          -            -      892,857          -
Amortization of deferred compensation..............          -          -          -            -            -          -
Net loss...........................................          -          -          -            -            -          -
                                                                                               --
                                                     ---------  ---------  ---------                 ---------  ---------
Balances at December 31, 1996......................          -  $       -          -    $       -    9,206,795  $  61,876
                                                                                               --
                                                                                               --
                                                     ---------  ---------  ---------                 ---------  ---------
                                                     ---------  ---------  ---------                 ---------  ---------



                                                                                         DEFICIT         TOTAL
                                                                                       ACCUMULATED   STOCKHOLDERS'
                                                       STOCKHOLDER                      DURING THE    EQUITY (NET
                                                          NOTE           DEFERRED      DEVELOPMENT      CAPITAL
                                                       RECEIVABLE      COMPENSATION       STAGE       DEFICIENCY)
                                                     ---------------  ---------------  ------------  -------------
Balances at December 31, 1994 (brought forward)....     $     (25)       $       -      $   (6,132)    $  (6,125)
Issuance of Series D redeemable preferred stock at
  $5.10 per share in May and June 1995 for cash,
  net of issuance costs of $12.....................             -                -               -             -
Issuance of common stock for $0.48 per share in
  January 1995, in exchange for note receivable....           (24)               -               -             -
Issuance of common stock for cash in February
  through November 1995 at $0.48 to $0.51 per
  share............................................             -                -               -             7
Deferred compensation related to grant of stock
  options..........................................             -             (868)              -             -
Amortization of deferred compensation..............             -               90               -            90
Net loss...........................................             -                -          (5,849)       (5,849)

                                                              ---            -----     ------------  -------------
Balances at December 31, 1995......................           (49)            (778)        (11,981)      (11,877)
Conversion of redeemable preferred stock exercised
  to common stock..................................             -                -               -        16,624
Series A convertible preferred stock converted to
  common stock.....................................             -                -               -             -
Initial Public Offering common stock shares issued
  in February at $14.00 per share, net of issuance
  costs of $4.3 million............................             -                -               -        43,992
Issuance of common stock for cash in 1996 at $0.30
  to $9.15 per share...............................             -                -               -            98
Issuance of common stock for cash in 1996 at
  $8.7125 and $11.90 per share, pursuant to the
  employee stock purchase plan.....................             -                -               -           182
Issuance of common stock for cash in 1996 at $3.00
  and $4.80 per share, pursuant to exercisable
  warrants.........................................             -                -               -            49
Net exercise of warrants...........................             -                -               -             -
Amortization of deferred compensation..............             -              219               -           219
Net loss...........................................             -                -         (11,692)      (11,692)

                                                              ---            -----     ------------  -------------
Balances at December 31, 1996......................     ($     49)       ($    559)     ($  23,673)    $  37,595

                                                              ---            -----     ------------  -------------
                                                              ---            -----     ------------  -------------

                            See accompanying notes.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                      (SEPTEMBER 18,
                                                                        YEARS ENDED DECEMBER 31,         1992) TO
                                                                     -------------------------------   DECEMBER 31,
                                                                       1996       1995       1994          1996
                                                                     ---------  ---------  ---------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss...........................................................  $ (11,692) $  (5,849) $  (3,876)   $  (23,673)
Adjustments to reconcile net loss to net cash used in operating activities:
  Charge for acquired in-process research and development..........      4,752     --         --             4,752
  Depreciation and amortization....................................        305        240        167           741
  Amortization of deferred compensation............................        219         90          -           309
  Changes in operating assets and liabilities:
    Accounts receivable............................................        (92)       113       (126)         (105)
    Inventories....................................................       (128)       170       (224)         (182)
    Other current assets...........................................        216       (335)       (22)         (234)
    Accounts payable...............................................       (397)       364        (24)          179
    Accrued compensation...........................................        154        100         74           455
    Other accrued liabilities......................................      1,150         66         74         1,302
                                                                     ---------  ---------  ---------  --------------
Net cash used in operating activities..............................     (5,513)    (5,041)    (3,957)      (16,456)
                                                                     ---------  ---------  ---------  --------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of investments............................................    (34,469)    (8,731)    (5,091)      (48,291)
Maturities of investments..........................................     14,621      7,759        867        23,247
Sales of investments...............................................          -      1,495      1,467         2,962
Purchase of Microgyn net of cash acquired..........................     (4,343)    --         --            (4,343)
Capital expenditures...............................................       (375)      (170)      (172)         (938)
Increase in other assets...........................................         12          9         (8)          (28)
                                                                     ---------  ---------  ---------  --------------
Net cash provided by (used in) investing activities................    (24,554)       362     (2,937)      (27,391)
                                                                     ---------  ---------  ---------  --------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock......................          -      5,171      7,988        16,624
Proceeds from issuance of common stock.............................     44,321          7          5        44,335
Proceeds from issuance of debt.....................................          -          -        209           209
Principal payments on debt and capital lease obligations...........       (163)      (147)       (72)         (382)
                                                                     ---------  ---------  ---------  --------------
Net cash provided by financing activities..........................     44,158      5,031      8,130        60,786
                                                                     ---------  ---------  ---------  --------------
Net increase in cash and cash equivalents..........................     14,091        352      1,236        16,939
Cash and cash equivalents at beginning of period...................      2,848      2,496      1,260             -
                                                                     ---------  ---------  ---------  --------------
Cash and cash equivalents at end of period.........................  $  16,939  $   2,848  $   2,496    $   16,939
                                                                     ---------  ---------  ---------  --------------
                                                                     ---------  ---------  ---------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.............................................  $      26  $      38  $      28    $       93
                                                                     ---------  ---------  ---------  --------------
                                                                     ---------  ---------  ---------  --------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Equipment acquired under capital lease obligations.................  $       -  $      69  $     233    $      327
                                                                     ---------  ---------  ---------  --------------
                                                                     ---------  ---------  ---------  --------------
Issuance of common stock in exchange for note receivable...........  $       -  $      24  $      25    $       49
                                                                     ---------  ---------  ---------  --------------
                                                                     ---------  ---------  ---------  --------------

                            See accompanying notes.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, OWNERSHIP AND BUSINESS

    Conceptus, Inc. ("Conceptus" or the "Company") was incorporated in the State of Delaware on September 18, 1992 to design, develop, manufacture and market innovative medical devices that provide minimally invasive access to the female reproductive system. The Company's core technology, a line of catheters, coils, and guide wires, is licensed for use in reproductive health applications from Target Therapeutics, Inc. ("Target"). The technology was initially developed and used by Target and is being modified and enhanced by Conceptus to develop products for use in providing minimally invasive access to the female reproductive system. Conceptus will market its products in the United States and internationally.

    The Company's activities since incorporation have primarily consisted of establishing its facilities, recruiting personnel, conducting research and development, applying for various regulatory approvals, performing clinical and marketing studies, developing business and financial planning, raising capital and commencement of minimal initial sales of products. Accordingly, the Company is considered to be in the development stage.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Microgyn, Inc ("Microgyn"). All intercompany accounts and transactions have been eliminated.

PUBLIC OFFERING

    On February 1, 1996, the Company completed an offering of 3,000,000 shares of its common stock at $14.00 per share for net proceeds of $38,260,000. Subsequently, the underwriters exercised their overallotment of 450,000 shares of common stock for net proceeds of $5,859,000. In connection with the offering, all of the currently outstanding preferred stock converted to 4,520,623 shares of common stock. In addition, Target exercised its option to net exercise its 1,000,000 share warrant, resulting in the net issuance of 892,857 shares of common stock. Target also exercised its warrant for the purchase of 12,000 shares of common stock at an aggregate price of $48,600.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company recognizes revenue at the time products are shipped. In 1996 and 1995, net sales include direct sales within the United States, as well as through international and domestic distributors. In 1994, all of the Company's net sales were to various distributors. These customers have no contractual right of return or stock rotation privileges.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options and preferred stock) issued during the 12-month period prior to the public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options).

    Pro forma net loss per share has been computed as described above and also gives effect, pursuant to SEC staff policy, to common equivalent shares from convertible preferred shares issued more than 12 months from the initial public offering that will automatically convert upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which provides an alternative to Accounting Principles Board's Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. SFAS 123 allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value-based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 31, 1995, or upon initial adoption of SFAS 123, if earlier. It is the Company's intention to continue to account for employee stock options in accordance with APB 25 and to adopt the "disclosure only" alternative described in SFAS 123. As a result, there was no impact on the Company's financial position upon adoption.

CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with a financial institution in the U.S. and invests its excess cash in U.S. government obligations and U.S. corporate notes which bear minimal risk.

    Management determines the appropriate classification of debt securities in accordance with Statement 115 at the time of purchase. At December 31, 1996 and 1995, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The fair values for marketable debt securities are based on quoted market prices. At December 31, 1996 and 1995, the fair value of investments approximates cost. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income.

CONCENTRATION OF CREDIT RISK

    The Company invests cash which is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government backed securities, is limited. These investments are not collateralized and mature within two years. The Company has not experienced significant losses on these investments.

    The Company's revenues to date consist of product revenues from distributors located in Europe, Australia and the United States, and direct sales within the United States. The Company does not require collateral and provides for estimated credit losses at the time of sale. Such losses have not been significant to date. One customer accounted for 11% and 26% of revenues, and 3% and 9% of the accounts receivable balance at December 31, 1996 and 1995, respectively. During 1996, two additional customers accounted for 46%, and 19% of revenues, and 75% and 13% of the accounts receivable balance, respectively. One additional customer accounted for 23% of revenues, and 13% of accounts receivable during 1995. Export sales were $188,000 and $126,000 during the years ended December 31, 1996 and 1995, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

2. ACQUISITIONS

    On November 26, 1996, the Company completed the acquisition of Microgyn, a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn in exchange for $3.0 million in cash on the acquisition date and $1.0 million in cash or stock (at the option of Conceptus) payable six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones.

    The acquisition was accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)
the aggregate acquisition cost is allocated to the acquiree's assets, liabilities, and intangibles, if any, based upon the fair market values on the date of acquisition. An independent valuation, utilizing accepted valuation techniques, was obtained which allocated the $4,752,000 aggregate acquisition cost as purchase of in-process research and development. Consequently, the $4,752,000 was charged to research and development expense in the month of acquisition. Based on the valuation, the Company concluded that technological feasibility has not been reached and there was no alternative use of the technology.

    The following unaudited pro forma financial summary is presented as if the operations of the Company and Microgyn were combined as of January 1, 1996. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the write-off of approximately $4.8 million of acquired in-process research and development, are not reflected in the following pro forma financial summary.

    UNAUDITED PRO FORMA FINANCIAL SUMMARY

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                                  1996
                                                                                       ---------------------------
                                                                                        (IN THOUSANDS, EXCEPT PER
                                                                                             SHARE AMOUNTS)
Net sales............................................................................           $     623
Net loss.............................................................................              (7,794)
Net loss per share...................................................................           $   (0.93)

3. RELATED PARTY TRANSACTIONS

LICENSE AGREEMENT

    In December 1992, the Company entered into an agreement with Target under which the Company received an exclusive, royalty-free license to use Target's technology in the reproductive health applications field to make, use and sell or otherwise distribute the Company's products, provided the Company's products represent a substantial improvement, as defined in the agreement. As part of the same agreement, the Company granted to Target an exclusive, royalty-free license to use the Company's technology in a defined field of use. In exchange for the Target license, the Company issued 666,666 shares of Series A preferred stock and warrants to purchase 1,000,000 shares of common stock to Target at an exercise price of $1.50 per share. The warrants expire on the earlier of December 1996, an underwritten public offering of the Company's common stock in which the aggregate proceeds are at least $7,500,000 and the price per share is at least $5.00 per share, or the sale of substantially all the Company's assets. In connection with the Company's initial public offering, Target exercised its option to net exercise its 1,000,000 share warrant, resulting in the net issuance of 892,857 shares of common stock.

FINANCING ARRANGEMENT

    In March 1994, the Company entered into an equipment lease line (see Note 6) and secured loan agreement with Target, which allows for borrowings of $300,000 and $209,000, respectively. The borrowings are secured by capital equipment and bear interest at 8.5% per year. At December 31, 1996 and 1995,

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. RELATED PARTY TRANSACTIONS (CONTINUED) the Company had two notes payable for a total of $40,000 and $106,000, respectively, outstanding under the secured loan agreement. The notes are payable over a 36-month and 48-month period. The annual amounts payable, including interest, in 1997 to 1998 are $36,000 and $6,000, respectively. In connection with these agreements, Target was issued a warrant to purchase 12,000 shares of the Company's common stock. The exercise price for 5,000 of these shares is $3.00 per share and the remaining 7,000 shares have an exercise price of $4.80 per share. As a result of the Company's initial public offering, Target exercised its warrant at an aggregate price of $48,600.

OPERATIONS AND FACILITIES

    In December 1992, the Company entered into a supply agreement with Target whereby Target agreed to supply to and/or manufacture products and components necessary for the Company to proceed with its research and development activity under the license agreement described above. In 1996, 1995 and 1994, $15,000, $49,000 and $123,000, respectively, was paid to Target under this supply agreement. There were no amounts payable under this agreement at December 31, 1996 and 1995.

    In addition, the Company pays certain employee benefits incurred by Target on the Company's behalf. In 1996, approximately $177,000 ($237,000 and $256,000 in 1995 and 1994, respectively) was paid and at December 31, 1996 there were no amounts payable ($35,000 at December 31, 1995). This agreement was discontinued at December 31, 1996.

SERIES C FINANCING

    In May 1994, Target purchased 52,083 shares of the Company's Series C preferred stock at $4.80 per share. In connection with the Company's initial public offering on February 1, 1996, the Series C preferred stock was converted to common stock at a 1:1 ratio.

SERIES D FINANCING

    In May 1995, Target purchased 49,019 shares of the Company's Series D preferred stock at $5.10 per share. In connection with the Company's initial public offering on February 1, 1996, the Series D preferred stock was converted to common stock at a 1:1 ratio.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. BALANCE SHEET INFORMATION

                                                                                            DECEMBER 31,
                                                                                        --------------------
                                                                                          1996       1995
                                                                                        ---------  ---------
                                                                                           (IN THOUSANDS)
Inventories:
  Raw materials.......................................................................  $     134  $      32
  Finished goods and work-in-process..................................................         48         22
                                                                                        ---------  ---------
                                                                                        $     182  $      54
                                                                                        ---------  ---------
                                                                                        ---------  ---------
Property and equipment, net:
  Machinery and equipment                                                               $     356  $     268
  Office equipment and furniture and fixtures.........................................        855        568
  Leasehold improvements..............................................................         54         54
                                                                                        ---------  ---------
                                                                                            1,265        890

  Less accumulated depreciation and amortization......................................       (722)      (422)
                                                                                        ---------  ---------
  Property and equipment, net.........................................................  $     543  $     468
                                                                                        ---------  ---------
                                                                                        ---------  ---------

5. INVESTMENTS

    The following is a summary of cash and available-for-sale securities as of:

                                                                                               ESTIMATED FAIR VALUE
                                                                                               --------------------
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1996       1995
                                                                                               ---------  ---------
                                                                                                  (IN THOUSANDS)
Cash.........................................................................................  $      95  $       6
Cash equivalents:
  Money market funds.........................................................................      7,847         58
  Commercial paper...........................................................................      2,020         --
  Certificates of deposit....................................................................         --         --
  U.S. government obligations................................................................      6,977      2,784
                                                                                               ---------  ---------
                                                                                               $  16,939  $   2,848
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Short-term investments:
  U.S. government obligations................................................................  $  11,033  $   2,234
  Corporate notes............................................................................      7,253         --
                                                                                               ---------  ---------
                                                                                               $  18,286  $   2,234
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Long-term investments:
Corporate notes..............................................................................  $   3,796  $      --
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)
    The contractual maturities of the investments are as follows:

                                                                                               ESTIMATED FAIR VALUE
                                                                                               --------------------
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1996       1995
                                                                                               ---------  ---------
                                                                                                  (IN THOUSANDS)
Due in one year or less......................................................................  $  35,225  $   5,082
Due after one year through two years.........................................................      3,796         --
                                                                                               ---------  ---------
                                                                                               $  39,021  $   5,082
                                                                                               ---------  ---------
                                                                                               ---------  ---------

6. COMMITMENTS

    The Company leases its facility under an operating lease which expires in August 1997. The total minimum annual rental commitment under the lease is $112,000 in 1997. Rent expense for the years ended December 31, 1996, 1995 and 1994 and the period from inception (September 18, 1992) to December 31, 1996 was $129,000, $110,000, $107,000 and $435,000, respectively.

    At December 31, 1996 and 1995, assets acquired under noncancelable capital leases with Target consist of office equipment with an aggregate cost of $327,000, and accumulated amortization of $229,000 and $143,000, respectively.

    Minimum future lease payments under the capital lease obligations with Target as of December 31, 1996 are as follows:

                                                                                                     (IN THOUSANDS)
Year ending December 31,

  1997............................................................................................      $      94
  1998............................................................................................             30
  1999............................................................................................              1
                                                                                                            -----
Total minimum lease payments......................................................................            125
Less amount representing interest.................................................................            (11)
                                                                                                            -----
Present value of net minimum lease payments.......................................................            114
Less current portion..............................................................................            (85)
                                                                                                            -----
Long-term portion.................................................................................      $      29
                                                                                                            -----
                                                                                                            -----

7. STOCKHOLDERS' EQUITY

1993 STOCK PLAN

    The 1993 Stock Plan ("1993 Plan") was adopted in July 1993 and allows the granting of options and restricted stock purchases for up to 1,575,000 shares of common stock to employees, distributors,

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (CONTINUED)
consultants and directors. The Company has reserved 1,064,415 shares of its common stock which may be issued with respect to outstanding options at December 31, 1996 under the 1993 Plan.

    Stock options granted under the 1993 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and nonqualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the board of directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by the Company at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted.

    Activity under the plan is as follows:

                                                                                OPTIONS OUTSTANDING
                                                                  OPTIONS    --------------------------
                                                                 AVAILABLE   NUMBER OF       PRICE
                                                                 FOR GRANT     SHARES      PER SHARE
                                                                 ----------  ----------  --------------
Balance at inception (September 18, 1992)......................          --          --              --
Authorized.....................................................     475,000          --              --
Options granted................................................    (223,995)    223,995  $         0.30
                                                                 ----------  ----------  --------------
Balance at December 31, 1993...................................     251,005     223,995  $         0.30
Additional authorized..........................................     333,333          --              --
Options granted................................................    (280,358)    280,358  $   0.30-$0.48
Options exercised..............................................          --     (97,472) $   0.30-$0.48
Options forfeited..............................................       4,653      (4,653) $   0.30-$0.48
                                                                 ----------  ----------  --------------
Balance at December 31, 1994...................................     308,633     402,228  $   0.30-$0.48
Additional authorized..........................................     766,667          --              --
Options granted................................................    (617,794)    617,794  $   0.48-$9.15
Options exercised..............................................          --     (73,777) $   0.30-$0.51
Options forfeited..............................................      39,679     (39,679) $   0.30-$9.15
                                                                 ----------  ----------  --------------
Balance at December 31, 1995...................................     497,185     906,566  $   0.30-$9.15
Options granted................................................    (453,338)    453,338  $  9.25-$19.75
Options exercised..............................................          --    (116,543) $   0.30-$9.15
Options forfeited..............................................     166,946    (166,946) $  0.30-$10.50
                                                                 ----------  ----------  --------------
Balance at December 31, 1996...................................     210,793   1,076,415  $  0.30-$19.75
                                                                 ----------  ----------  --------------
                                                                 ----------  ----------  --------------

                                CONCEPTUS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY

    At December 31, 1996 and 1995, options to purchase 447,953 and 265,583 common shares, respectively, were exercisable. Included in the options granted and exercised in 1995 are 50,000 shares of restricted common stock issued under the 1993 Plan for cash and notes to directors, officers, and consultants. There were no restricted stock issuances in 1996. At December 31, 1996, 37,153 common shares are subject to repurchase by the Company (70,468 shares subject to repurchase at December 31, 1995).

    On August 1, 1996, all non-employee officer grants of stock options under the 1993 Plan issued between the date of the public offering (February 1, 1996) and June 3, 1996 were repriced (a total of 93,666 options) to reflect an exercise price of $10.50. Any option holder who elected to reprice an option was not permitted to exercise the repriced option, even if vested, for 90 days. The repriced options are reflected as both granted and forfeited options in the 1993 Plan table.

    At December 31, 1996 and 1995, the Company recorded deferred compensation expense of $219,000 and $90,000, respectively, for the difference between the exercise price and the deemed value for fair value for financial statement presentation purposes of the Company's common stock, as determined by the board of directors, for options granted in 1995. Such options were granted at prices ranging from $0.48 to $9.15 per share with a deemed fair value ranging from $0.48 to $9.15 per share. This compensation expense aggregates to a maximum of $868,000, which will be amortized over the vesting period of the options, generally four years.

1995 DIRECTORS' STOCK OPTION PLAN

    On November 29, 1995, the board approved the 1995 Directors' Stock Option Plan, ("Directors' Plan") which allows the granting of options for up to 100,000 shares of common stock to outside directors. Stock options may be granted to outside directors with exercise prices of no less than fair market value. The options expire no more than 10 years after the date of grant. Options granted under the Directors' Plan will vest over one or three years. The options are only exercisable while the outside director remains a director. During 1996, 12,000 options were granted under the Directors' Plan. No options were granted in 1995.

PRO FORMA VALUATION OF OPTIONS

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans (See Note 1). Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

    Pro forma information regarding net loss and net less per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of zero, expected volatility of 60%, risk-free interest rate of 6% and an expected life of 5 years. The effects of applying FAS 123 for recognizing compensation expense and providing pro forma disclosures in 1996 and 1995 are not likely to be representative of the effects on reported net income in future years.

                                CONCEPTUS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (CONTINUED)
    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for the earnings per share information):

                                                                             1996
                                                                          ----------
Pro forma net loss......................................................  $  (12,396)
Pro forma net loss per share............................................  $    (1.48)

    The effect upon 1995 is immaterial for financial statement purposes.

    A summary of the status of the Company's two stock option plans as of December 31, 1996 and changes during the year is presented below:

                                                                              1996
                                                                    -------------------------
                                                                                WEIGHTED-AVG
                                                                                  EXERCISE
FIXED OPTIONS                                                         SHARES        PRICE
------------------------------------------------------------------  ----------  -------------
Outstanding at beginning of year..................................     906,566    $    2.46
Granted...........................................................     453,338    $   15.06
Exercised.........................................................    (116,543)   $    0.84
Forfeited.........................................................    (166,946)   $   12.83
                                                                    ----------       ------
Outstanding at end of year........................................   1,076,415    $    5.72

Options exercisable at year-end...................................     447,953
Weighted-average fair value of options
  granted during 1996.............................................  $     5.99

    The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                CONCEPTUS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (CONTINUED)
                    OPTIONS OUTSTANDING OPTIONS EXERCISABLE

                                WEIGHTED-
                                  AVG.        WEIGHTED-                 WEIGHTED-
                   NUMBER       REMAINING       AVG.        NUMBER        AVG.
   RANGE OF      OUTSTANDING   CONTRACTUAL    EXERCISE    EXERCISABLE   EXERCISE
EXERCISE PRICES  AT 12/31/96  LIFE (YEARS)      PRICE     AT 12/31/96     PRICE
---------------  -----------  -------------  -----------  -----------  -----------
$0.30-$0.48         354,730          7.07     $    0.39      253,866    $    0.37
$0.51-$9.15         385,069          8.70     $    4.72      127,720    $    4.19
$9.25-$10.50        216,434          8.44     $   10.26       40,453    $   10.37
$11.13-$19.25        85,183          9.59     $   15.13        8,520    $   19.25
$19.75-$19.75        34,999          9.16     $   19.75       17,394    $   19.75
                 -----------                                           -----------

$0.30-$19.75      1,076,415          8.20     $    5.72      447,953    $    3.47

1995 EMPLOYEE STOCK PURCHASE PLAN

    On November 29, 1995, the board approved the 1995 Employee Stock Purchase Plan ("Plan"), under which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value at the beginning or end of a six-month purchase period. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. Approximately 65 to 70% of eligible employees have participated in the Plan since February 1996. During 1996, 18,524 shares were issued. The Company has reserved 200,000 shares for issuance under the Plan. (During 1995, no shares were issued).

    Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996: dividend yield of zero, an expected life of one year, expected volatility of 40% and risk-free interest rate of 5%. The weighted average fair value of those purchase rights granted in 1996 was $4.32.

8. INCOME TAXES

    As of December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18,600,000 and $7,500,000, respectively. In addition, the Company had research credit carryforwards of approximately $375,000. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 1998 through 2011, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                                CONCEPTUS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets as of December 31, 1996 and
December 31, 1995 are as follows:

                                                                             1996       1995
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Net operating loss carryforwards.........................................  $   6,700  $   4,000
Research credits (expiring 2006-2011)....................................        375        300
Capitalized R&D..........................................................        250        200
Other - net..............................................................        240        200
                                                                           ---------  ---------
Total deferred tax assets................................................      7,565      4,700
Valuation allowance for deferred tax assets..............................     (7,565)    (4,700)
                                                                           ---------  ---------
Net deferred tax assets..................................................  $      --  $      --
                                                                           ---------  ---------
                                                                           ---------  ---------

    Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $2,200,000 during 1995.

9. SUBSEQUENT EVENTS

    In February 1997, the Board of Directors of the Company adopted a Preferred Shares Purchase Rights Plan, providing for the distribution of a preferred stock purchase right (a "Right") as a dividend for each share of the Company's common stock held of record at the close of business on March 26, 1997. The Preferred Shares Purchase Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights may entitle stockholders to purchase stock in the Company or in an acquirer of the Company. The Rights have no voting privileges and expire in February 2007.

    In addition, the Board of Directors authorized, subject to stockholder approval, an additional 1,000,000 shares of common stock to be issued pursuant to the 1993 Stock Plan.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 27th day of March 1997.

                                                   CONCEPTUS, INC

                                By:           /s/ KATHRYN A. TUNSTALL
                                     -----------------------------------------
                                                Kathryn A. Tunstall
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathryn A. Tunstall and Sanford Fitch, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President, Chief Executive
    /s/  Kathryn A. Tunstall      Officer and Director
------------------------------    (Principal Executive         March 27, 1997
    (Kathryn A. Tunstall)         Officer)

                                Senior Vice President,
       /s/  Sanford Fitch         Chief Financial Officer,
------------------------------    and Director (Principal      March 27, 1997
       (Sanford Fitch)            Financial and Accounting
                                  Officer)

     /s/  Robert F. Kuhling
------------------------------  Director                       March 27, 1997
     (Robert F. Kuhling)

    /s/  Thomas C. McConnell
------------------------------  Director                       March 27, 1997
    (Thomas C. McConnell)

      /s/  Nancy S. Olson
------------------------------  Director                       March 27, 1997
       (Nancy S. Olson)

    /s/  Richard D. Randall
------------------------------  Director                       March 27, 1997
     (Richard D. Randall)