Form 10-K/A
period 1996-12-31
CONCEPTUS INC
filed 1997-04-03
CIK 896778

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ________ to _________.

                       Commission file number:  0-27596

                                CONCEPTUS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                              97-3170244
(State or other jurisdiction of incorporation or              (I.R.S. Employer
              organization)                                  Identification No.)

                                1021 HOWARD AVENUE
                               SAN CARLOS, CA  94070
                       (Address of principal executive offices)

         Registrant's telephone number, including area code:  (415) 802-7240

                           ---------------------------------

          Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, $0.003 PAR VALUE PER SHARE

                           ---------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 28, 1997 was approximately $77,866,583 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 9,227,613 shares of Registrant's Common Stock issued and outstanding as of February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

   The undersigned Registrant hereby amends the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth below:

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 28, 1997 was approximately $77,866,583 as of such date.

                                    SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 3rd day of April 1997.

                                       CONCEPTUS, INC.

                                       By: /s/ Kathryn A. Tunstall
                                          --------------------------------------
                                          Kathryn A. Tunstall
                                          President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


        Signature                         Title                                       Date
        ---------                         -----                                       ----

/s/  Kathryn A. Tunstall         President, Chief Executive Officer and           April 3, 1997
-----------------------------    Director (Principal Executive Officer)
(Kathryn A. Tunstall)

/s/  Sanford Fitch*              Senior Vice President, Chief Financial           April 3, 1997
-----------------------------    Officer, and Director (Principal Financial
(Sanford Fitch)                  and Accounting Officer)

/s/  Robert F. Kuhling*          Director                                         April 3, 1997
-----------------------------
(Robert F. Kuhling)

/s/  Thomas C. McConnell*        Director                                         April 3, 1997
-----------------------------
(Thomas C. McConnell)

/s/  Nancy S. Olson*             Director                                         April 3, 1997
-----------------------------
(Nancy S. Olson)

/s/  Richard D. Randall*        Director                                          April 3, 1997
-----------------------------
(Richard D. Randall)


*By: /s/ Kathryn A. Tunstall                                                      April 3, 1997
    -------------------------
    (Kathryn A. Tunstall)
    (Attorney-in-fact)
