Form 10-Q
period 1997-03-31
CONCEPTUS INC
filed 1997-05-13
CIK 896778

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                 ___________________

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL QUARTER ENDED MARCH 31, 1997

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

        Yes     X                                          No
           ------------                                      ----------

      As of April 30, 1997, 9,241,534 shares of the Registrant's
      Common Stock were outstanding.

                                    CONCEPTUS, INC.

                    FORM 10-Q For the Quarter Ended March 31, 1997

                                        INDEX

                                                                    Page
               Facing sheet                                           1

               Index                                                  2

Part I.        Financial Information

Item 1.        a)   Consolidated balance sheets at March 31, 1997
                    and December 31,1996                              3

               b)   Consolidated statements of operations for
                    the three-month periods ended March 31, 1997
                    and March 31, 1996                                4

               c)   Consolidated statements of cash flows for
                    the three-month periods ended March 31, 1997
                    and March 31, 1996                                5

               d)   Notes to consolidated financial statements        6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                           10

Part II.       Other Information                                     11
               Signature                                             12
               Index to Exhibits                                     13

                            PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                             CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                March 31, 1997    December 31, 1996
                                                                --------------    -----------------
ASSETS                                                           (Unaudited)
  Current assets:
    Cash and cash equivalents                                      $  13,949      $  16,939
    Short-term investments                                            14,043         18,286
    Accounts receivable, net                                             175            105
    Inventories                                                          376            182
    Other current assets                                               1,006            234
                                                                --------------    -----------
  Total current assets                                                29,549         35,746

  Property and equipment, net                                            607            543

  Long-term investments                                                7,847          3,796

  Other assets                                                             7              8
                                                                --------------    -----------
                                                                   $  38,010        $40,093
                                                                --------------    -----------
                                                                --------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                               $     807        $   588
    Accrued compensation                                                 467            455
    Accrued acquisition costs                                          1,000          1,000
    Other accrued liabilities                                            272            302
    Current portion of debt and capital lease obligations                 93            119
                                                                --------------    -----------
  Total current liabilities                                            2,639          2,464

  Long-term portion of debt and capital lease obligations                 17             34

  Commitments

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,     62,377         61,876
       9,241,416 and 9,206,795 shares issued and outstanding at
        March 31, 1997 and December 31, 1996, respectively
    Stockholder notes receivable                                         (49)           (49)
    Deferred compensation                                               (505)          (559)
    Deficit accumulated during the development stage                 (26,469)       (23,673)
                                                                --------------    -----------
  Total stockholders' equity                                          35,354         37,595
                                                                --------------    -----------
                                                                   $  38,010        $40,093
                                                                --------------    -----------
                                                                --------------    -----------


                     See notes to consolidated financial statements.

                                   CONCEPTUS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                    1997       1996
                                                                 --------    --------
Net sales                                                         $  277      $  82
Cost of sales                                                        442        159
                                                                 --------    --------
Gross profit                                                        (165)       (77)

Operating expenses:
  Research and development                                         1,431        788
  Selling, general and administrative                              1,692        992
                                                                 --------    --------
Total operating expenses                                           3,123      1,780
                                                                 --------    --------
Operating loss                                                    (3,288)    (1,857)

Interest and investment income, net                                  492        392
                                                                 --------    --------
Net loss                                                       $  (2,796)  $ (1,465)
                                                                 --------    --------
                                                                 --------    --------
Net loss per share                                             $   (0.30)  $  (0.24)
                                                                 --------    --------
                                                                 --------    --------
Shares used in computing net loss per share                        9,226      6,131
                                                                 --------    --------
                                                                 --------    --------



                   See notes to consolidated financial statements.

                                  CONCEPTUS, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ---------------------
                                                                     1997          1996
                                                                  ----------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                           $  (2,796)   $  (1,465)

Adjustments to reconcile net loss to net cash
   from operating activities:
        Depreciation and amortization                                     90           63
        Amortization of deferred compensation                            164           57
        Changes in operating assets and liabilities:
             Accounts receivable                                         (70)         (38)
             Inventories                                                (194)          46
             Other current assets                                       (772)         194
             Accounts payable                                            219         (159)
             Accrued compensation                                         12           12
             Other accrued liabilities                                   299          239
                                                                    ---------    ---------
Net cash used in operating activities                                 (3,048)      (1,051)
                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                              (13,991)        (953)
Maturities of investments                                             14,183        1,906
Capital expenditures                                                    (153)         (75)
Increase in other assets                                                  --            2
                                                                    ---------    ---------
Net cash from investing activities                                        39          880
                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    62       44,028
Principal payments on debt and capital obligations                       (43)         (39)
                                                                    ---------    ---------
Net cash from financing activities                                        19       43,989
                                                                    ---------    ---------
Net change in cash and cash equivalents                               (2,990)      43,818
Cash and cash equivalents at beginning of period                      16,939        2,848
                                                                    ---------    ---------
Cash and cash equivalents at end of period                         $  13,949    $  46,666
                                                                    ---------    ---------
                                                                    ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                             $       4    $       8
                                                                    ---------    ---------
                                                                    ---------    ---------
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING INFORMATION
Conversion of preferred stock to common stock                      $      --    $  16,624
                                                                    ---------    ---------
                                                                    ---------    ---------


                         See notes to consolidated financial statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      UNAUDITED

ITEM 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF PREPARATION

               The accompanying consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations and cash flows for the quarters ended March 31, 1997 and 1996 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997, and for all periods presented, have been made.

                 Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the quarter ended March 31, 1997 may not necessarily be indicative of the operating results for the full 1997 fiscal year.

COMPUTATION OF NET LOSS PER SHARE

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to result in no change to the Company's net loss per share for the quarters ended March 31, 1997 and 1996, because stock options have been excluded from the current computation as they are antidilutive. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's prospectus dated February 1, 1996 under the heading "Risk Factors", as well as other factors, including those set forth in the following discussion, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

               The Company's primary near-term commercial products, the T-TAC (Transcervical Tubal Access Catheter) and STARRT (Selective Tubal Assessment to Refine Reproductive Therapy) Falloposcopy systems have generated limited sales to date. The Company currently sells its products to international markets through a limited number of distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms and may include purchase discounts. In 1995 and 1996, the Company made adjustments to the profile of its distributors, resulting in replacement and addition of new distributors in domestic and international markets. Although the Company began marketing components of its T-TAC system in April 1995, general marketing of the system commenced upon the receipt of a 510(k) clearance for diagnosis of proximal tubal occlusion in August 1995. Sales in 1996 were through a small direct sales force and two new significant distributors on open credit terms and consisted primarily of commercial shipments of T-TAC products.

               In the fourth quarter of 1996 the Company presented results from the International Multicenter Study of Falloposcopy of its STARRT Falloposcopy system. Study data showed that use of the STARRT system altered infertility diagnosis in the majority of cases versus conventional infertility diagnosis. The Company is developing a second generation STARRT catheter designed to improve the ergonomics and performance of the STARRT system. The Company is currently formulating its regulatory strategy to obtain clearance of this second generation catheter.

               On November 26, 1996, the Company completed the acquisition of Microgyn, Inc. ("Microgyn") a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn in exchange for $3.0 million in cash on the acquisition date and $1.0 million in cash or stock (at the option of Conceptus) payable six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones.

                Certain of the Company's products are currently manufactured by certain original equipment manufacturers while others are manufactured by Conceptus at its location in San Carlos, California. If the T-TAC, STARRT, and Hysteroscopy products are successful, the Company expects to increase its direct manufacturing operations in order to better control product costs and increase gross margin. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its domestic and international distribution network, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

RESULTS OF OPERATIONS

               Sales increased to $277,000 for the three months ended March 31, 1997 from $82,000 for the same period in the prior year. The 238% increase is primarily due to increased shipments of the Company's T-TAC products to a significant U.S. distributor. Domestic sales comprised 91% of total sales for the three months ended March 31, 1997, compared with 41% in the same period in the prior year.

               Cost of sales increased to $442,000 for the three months ended March 31, 1997 from $159,000 for the same period in the prior year. This increase is due to increased unit shipments in the current period of the Company's T-TAC products.

               Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased to $1,431,000 for the three months ended March 31, 1997 from $788,000 for the same period in the prior year. This increase is primarily due to on-going R&D expenses associated with the Microgyn business, an increased number of R&D employees and related personnel expenses as well as increased expenses associated with supporting various R&D and clinical efforts. The Company believes that its investment in product development is an essential element of its efforts to establish its competitive position and continue the development of future products. Accordingly, the Company expects to continue to make substantial expenditures on product development and to increase the dollar amount expended for R&D.

               Selling, general and administrative ("SG&A") expenses increased to $1,692,000 for the three months ended March 31, 1997 from $992,000 for the same period in the prior year. This increase is primarily due to growth of the Company's direct sales force, both in the U.S. and internationally, increased costs associated with marketing the Company's T-TAC products in the U.S., and increased administrative costs associated with being a publicly held company. The Company anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to expenses associated with increasing the size of the domestic sales force, and introducing and marketing the Company's products, which will require increased physician training.

                Net interest and investment income increased to $492,000 for the three months ended March 31, 1997 from $392,000 for the same period in the prior year. The increase is due to a higher average cash balance from proceeds of the Company's initial public offering, which took place on February 1, 1996, and therefore provided a larger cash balance for only two of the three months of the prior year quarter, which was invested in investment grade securities. Interest expense for the three months ended March 31, 1997 and the amount for the same period in the prior year was insignificant.

               As a result of the items discussed above, net loss increased to $2,796,000 for the three months ended March 31, 1997 from $1,465,000 for the three months ended March 31, 1996.

               The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and tubal sterilization products. The Company has generated only limited revenues, primarily from sales in international markets for clinical trials, and to domestic and international distributors, and does not have experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of March 31, 1997, had an accumulated deficit of $26.5 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

               Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $26.5 million at March 31, 1997. On February 1, 1996, the Company completed an initial public offering of 3,450,000 shares of its common stock at $14.00 per share for net proceeds of $44.1 million. Prior to the initial public offering, the Company funded its operations since incorporation primarily through the private placement of equity securities, as well as through interest income, equipment financing and secured loan arrangements. Through December 31, 1996, the Company raised approximately $16.6 million from the private placement of equity securities.

               At March 31, 1997, Conceptus had cash, cash equivalents and investments of $35.8 million compared with $39.0 million at December 31, 1996. The decrease is due to approximately $3.0 million used in operating activities. Capital expenditures in the first quarter of 1997 increased to $153,000 from $75,000 in the prior year period largely due to expenditures for a new enterprise computer system.

               Conceptus believes that its existing capital resources will be sufficient to fund its operations through 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.

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

               None.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)

            10.16     Third Addendum to Lease Agreement with Dani
                      Investment Partners.

            10.17     Lease Agreement with Three Sisters Ranch
                      Enterprises dated April 15, 1997.

            27        Financial Data Schedule.



     (b)    Reports on Form 8-K.

                    None.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONCEPTUS, INC.

                                        By: /s/   SANFORD FITCH
                                           ----------------------------------
                                                   Sanford Fitch
                                                Senior Vice President
                                             and Chief Financial Officer
                                            (Duly Authorized and Principal
                                           Financial and Accounting Officer)


Date:     May 15, 1997

                                  INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                     DESCRIPTION
  ------                     -----------
   10.16         Third Addendum to Lease Agreement with
                 Dani Investment Partners

   10.17         Lease Agreement with Three Sisters Ranch
                 Enterprises dated April 15, 1997

   27            Financial Data Schedule

