Form 10-Q
period 1997-06-30
CONCEPTUS INC
filed 1997-08-14
CIK 896778

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                ___________________

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL QUARTER ENDED JUNE 30, 1997

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

     Yes  X                                                              No
         ---                                                               ---

     As of June 30, 1997, 9,440,949 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   CONCEPTUS, INC.

                   FORM 10-Q For the Quarter Ended June 30, 1997

                                       INDEX




                                                                            Page

          Facing sheet                                                        1

          Index                                                               2

Part I.   Financial Information

Item 1.   a)  Consolidated balance sheets at June 30, 1997 and December 31,
              1996                                                            3

          c)  Consolidated statements of operations for the three and six
              month periods ended June 30, 1997 and June 30, 1996             4

          c)  Consolidated statements of cash flows for the three and six
              month periods ended June 30, 1997 and June 30, 1996             5

          d)  Notes to consolidated financial statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         10

Part II.  Other Information                                                11-12

          Signature                                                          13

          Index to Exhibits                                                  14

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CONCEPTUS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   June 30, 1997     December 31, 1996
                                                                   -------------    -------------------
                                                                    (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                       $  13,594            $  16,939
    Short-term investments                                             11,096               18,286
    Accounts receivable, net                                              361                  105
    Inventories                                                           151                  182
    Other current assets                                                  367                  234
                                                                    ---------            ---------

  Total current assets                                                 25,569               35,746

  Property and equipment, net                                           1,036                  543

  Long-term investments                                                 7,884                3,796

  Other assets                                                            904                    8
                                                                    ---------            ---------

                                                                    $  35,393            $  40,093
                                                                    ---------            ---------
                                                                    ---------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                $     910            $     588
    Accrued compensation                                                  412                  455
    Accrued acquisition costs                                               -                1,000
    Other accrued liabilities                                             288                  302
    Current portion of debt and capital lease obligations                  71                  119
                                                                    ---------            ---------

  Total current liabilities                                             1,681                2,464

  Long-term portion of debt and capital lease obligations                   7                   34

  Commitments

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,      63,452               61,876
       9,440,949 and 9,206,795 shares issued and outstanding at
        June 30, 1997 and December 31, 1996, respectively
    Stockholder notes receivable                                          (49)                 (49)
    Deferred compensation                                                (451)                (559)
    Deficit accumulated during the development stage                  (29,247)             (23,673)
                                                                    ---------            ---------

  Total stockholders' equity                                           33,705               37,595
                                                                    ---------            ---------

                                                                    $  35,393            $  40,093
                                                                    ---------            ---------
                                                                    ---------            ---------

                 See notes to consolidated financial statements.

                                 CONCEPTUS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                       ----------------------          ---------------------
                                                         1997           1996             1997          1996
                                                       -------        -------          -------       -------
Net sales                                              $   424        $   105          $   701       $   187
Cost of sales                                              752            235            1,194           394
                                                       -------        -------          -------       -------

Gross profit                                              (328)          (130)            (493)         (207)

Operating expenses:
  Research and development                               1,411            915            2,969         1,703
  Selling, general and administrative                    1,483          1,200            3,048         2,192
                                                       -------        -------          -------       -------

Total operating expenses                                 2,894          2,115            6,017         3,895
                                                       -------        -------          -------       -------

Operating loss                                          (3,222)        (2,245)          (6,510)       (4,102)


Interest and investment income, net                        444            616              936         1,008
                                                       -------        -------          -------       -------

Net loss                                               $(2,778)       $(1,629)         $(5,574)      $(3,094)
                                                       -------        -------          -------       -------
                                                       -------        -------          -------       -------

Net loss per share                                     $ (0.30)       $ (0.18)         $ (0.60)      $ (0.41)
                                                       -------        -------          -------       -------
                                                       -------        -------          -------       -------

Shares used in computing net loss per share              9,348          9,127            9,287         7,629
                                                       -------        -------          -------       -------
                                                       -------        -------          -------       -------


                 See notes to consolidated financial statements.

                                CONCEPTUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)


                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                              ---------------------------     --------------------------
                                                                  1997            1996            1997           1996
                                                              -----------      ----------     ------------    ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                      $  (2,778)     $  (1,629)       $  (5,574)     $  (3,094)

Adjustments to reconcile net loss to net cash
  from operating activities:
    Depreciation and amortization                                   128             76              218            139
    Amortization of deferred compensation                           239             54              403            111
    Changes in operating assets and liabilities:
       Accounts receivable                                         (186)           (18)            (256)           (56)
       Inventory                                                    225            (87)              31            (41)
       Other current assets                                         639             58             (133)           252
       Accounts payable                                             103            (69)             322           (228)
       Accrued compensation                                         (55)           (24)             (43)           (12)
       Other accrued liabilities                                   (176)            75              123            314
                                                              ---------      ---------        ---------      ---------

Net cash used in operating activities                            (1,861)        (1,564)          (4,909)        (2,615)
                                                              ---------      ---------        ---------      ---------

CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Purchase of investments                                          (8,963)       (22,344)         (22,954)       (23,297)
Maturities of investments                                        11,873            184           26,056          2,090
Capital expenditures                                               (558)          (113)            (711)          (188)
Change in other assets                                             (890)             1             (890)             3
                                                              ---------      ---------        ---------      ---------

Net cash from/(used in) investing activities                      1,462        (22,272)           1,501        (21,392)
                                                              ---------      ---------        ---------      ---------
CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                               76             45              138         44,073
Principal payments on debt and capital obligations                  (32)           (41)             (75)           (80)
                                                              ---------      ---------        ---------      ---------

Net cash from/(used in) financing activities                         44              4               63         43,993
                                                              ---------      ---------        ---------      ---------

Net change in cash and cash equivalents                            (355)       (23,832)          (3,345)        19,986
Cash and cash equivalents at beginning of period                 13,949         46,666           16,939          2,848
                                                              ---------      ---------        ---------      ---------
Cash and cash equivalents at end of period                    $  13,594      $  22,834        $  13,594      $  22,834
                                                              ---------      ---------        ---------      ---------
                                                              ---------      ---------        ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                        $       3      $       6        $       7      $      14
                                                              ---------      ---------        ---------      ---------
                                                              ---------      ---------        ---------      ---------

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING INFORMATION
Conversion of preferred stock to common stock                 $   -          $   -            $   -          $  16,624
                                                              ---------      ---------        ---------      ---------
                                                              ---------      ---------        ---------      ---------
Issuance of common stock to Microgyn shareholders             $   1,000      $   -            $   1,000      $   -
                                                              ---------      ---------        ---------      ---------
                                                              ---------      ---------        ---------      ---------


                 See notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     UNAUDITED

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF PREPARATION

     The accompanying consolidated balance sheet as of June 30, 1997 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997, and for all periods presented, have been made.

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 may not necessarily be indicative of the operating results for the full 1997 fiscal year.

COMPUTATION OF NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to result in no change to the Company's net loss per share for the three and six month periods ended June 30, 1997 and 1996, because antidilutive stock options have been excluded from the current computation. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

 RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with current year presentation.

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

OVERVIEW

     Since its inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative medical devices that provide minimally invasive devices for reproductive applications. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, conduct research and development, and expand marketing and sales activities.

     The Company's primary commercial products, the T-TAC (Transcervical Tubal Access Catheter) and STARRT (Selective Tubal Assessment to Refine Reproductive Therapy) Falloposcopy systems have generated limited sales to date. The Company currently sells its products to international markets through a limited number of distributors who resell to physicians and hospitals. Domestically, the Company sells its products through a small direct sales force and a distributor. In 1996, the Company made adjustments to the profile of its distributors, resulting in replacement and addition of new distributors in international markets. Sales to distributors are made on open credit terms and may include purchase discounts. Sales in 1997 and 1996 consisted primarily of commercial shipments of T-TAC products.

     In the fourth quarter of 1996, the Company presented results from the International Multicenter Study of Falloposcopy of its STARRT Falloposcopy system. Study data showed that use of the STARRT system altered infertility diagnosis in the majority of cases versus conventional infertility diagnosis. The Company is developing a second generation STARRT catheter designed to improve the performance of the STARRT system.

     On November 26, 1996, the Company completed the acquisition of Microgyn, Inc. ("Microgyn") a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn in exchange for $3.0 million in cash on the acquisition date and $1.0 million in cash or stock (at the option of Conceptus) payable six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. In May 1997, the Company satisfied the $1.0 million accrued acquisition cost by issuing 104,708 shares of common stock. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones. The Company is continuing product development, clinical and marketing activities, and is pursuing additional regulatory clearance on products acquired in the acquisition. The Company recently announced the international launch of the ERA (Endometrial Resection and Ablation) Resectoscope Sheath, a product initially developed by Microgyn.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Sales increased to $424,000 and $701,000 for the three and six months ended June 30, 1997, respectively, from $105,000 and $187,000 for the same respective periods in the prior year. The increase is primarily due to shipments of the Company's T-TAC products to a significant U.S. distributor. It is anticipated that this distributor will purchase significantly lower levels of product in the second half of 1997. Domestic sales comprised 87% and 88% of sales for the three and six month periods ended June 30, 1997, respectively, compared with 66% and 55% in the prior year periods.

     Cost of sales increased to $752,000 and $1,194,000 for the three and six months ended June 30, 1997, respectively, from $235,000 and $394,000 for same periods in the prior year. This increase is due to increased unit shipments in the current period of the Company's T-TAC products, combined with higher manufacturing overhead due to an increase in headcount and facilities related expenditures, as well as additional inventory reserves and adjustments.

     Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased to $1,411,000 and $2,969,000 for the three and six months ended June 30, 1997, respectively, from $915,000 and $1,703,000 for the same respective periods in the prior year. This increase is primarily due to on-going development activities on products acquired in the acquisition of Microgyn, an increased number of R&D employees and related personnel expenses as well as increased expenses associated with supporting various clinical and regulatory efforts. The Company believes that its investment in product development is an essential element of its efforts to establish its competitive position and to continue the development of future products. Accordingly, the Company expects to continue to make substantial expenditures on product development and to increase the dollar amount expended for R&D.

     Selling, general and administrative ("SG&A") expenses increased to $1,483,000 and $3,048,000 for the three and six months ended June 30, 1997, respectively, from $1,200,000 and $2,192,000 for the same respective periods in the prior year. This increase is primarily due to an increase in headcount to support planned internal growth, as well as increased costs of being a public company. The Company anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to expenses associated with increasing the size of the domestic sales force, and introducing and marketing the Company's products, which will require increased physician training.

     Net interest and other income decreased to $444,000 and $936,000 for the three and six months ended June 30, 1997, respectively, from $616,000 and $1,008,000 for the same respective periods in the prior year. The decrease is due to a lower average invested cash balance as the proceeds of the Company's initial public offering of common stock on February 1, 1996 have been utilized during 1996 and 1997. Interest expense for the three and six months ended June 30, 1997 and the amount for the same respective periods in the prior year was immaterial.

     As a result of the items discussed above, net loss increased to $2,778,000 and $5,574,000 for the three and six months ended June 30, 1997, respectively, from $1,629,000 and $3,094,000 for the same respective periods in 1996.

     The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and tubal sterilization products. The Company has generated only limited revenues, primarily from sales in international markets for clinical trials, and to domestic and international distributors, and does not have experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of June 30, 1997, had an accumulated deficit of $29.2 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $29.2 million at June 30, 1997. On February 1, 1996, the Company completed an initial public offering of 3,450,000 shares of its common stock at $14.00 per share for net proceeds of $44.1 million. Prior to the initial public offering, the Company funded its operations since incorporation primarily through the private placement of equity securities, as well as through interest income, equipment financing and secured loan arrangements. Through December 31, 1996, the Company raised approximately $16.6 million from the private placement of equity securities.

     At June 30, 1997, Conceptus had cash, cash equivalents and investments of $32.6 million, compared with $39.0 million at December 31, 1996. The decrease is due to approximately $5.7 million used in operating activities. Capital expenditures in the first half of 1997 increased to $710,000 from $188,000 in the prior year period and is largely due to expenditures for a new enterprise computer system and expenditures necessary to support the growth in employees.

     Conceptus believes that its existing capital resources will be sufficient to fund its operations through 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements and the extent to which the Company's products generate market acceptance and demand.
 In addition, the Company may use its capital resources to acquire products, technologies or companies. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                             PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) At the Annual Meeting of Stockholders of the Registrant, held on May 13, 1997, the stockholders approved the following proposals by the votes indicated below.

     (b)  Not applicable.

     (c)  Voting:

          (1)  Election of Directors:

      NOMINEE                                           FOR           WITHHELD
      -------                                           ---           --------
Richard D. Randall                                   7,185,442        139,409
Kathryn A. Tunstall                                  7,185,342        139,509
Sanford Fitch                                        7,185,342        139,509
Robert F. Kuhling                                    7,185,442        139,409
Thomas C. McConnell                                  7,185,442        139,409
Nancy S. Olson                                       7,185,442        139,409

          (2) To approve and ratify the amendments to the Registrant's 1993 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 2,575,000 shares and to implement certain other changes resulting from applicable law:

   FOR                    AGAINST         ABSTAIN           BROKER NON-VOTES
   ---                    -------         -------           ----------------
4,898,130                 653,069          4,825               1,763,137

          (3) To ratify the appointment of Ernst & Young LLP as the Registrant's independent auditors for the fiscal year ending December 31, 1997:

   FOR                    AGAINST         ABSTAIN           BROKER NON-VOTES
   ---                    -------         -------           ----------------
7,306,302                  1,359           11,450                  0

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

            10.18 Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall.

            10.19 Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Sanford Fitch.

            10.20    Form of Senior Management Change of Control Agreement.

            27       Financial Data Schedule.



     (b)  Reports on Form 8-K.

          One Report on Form 8-K was filed on July 25, 1997 reporting a press release announcing the commencement of international sales of the ERA (Endometrial Resection and Ablation) Resectoscope Sheath and a press release announcing the financial results for the second quarter ended June 30, 1997, under Item 5 of Form 8-K.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCEPTUS, INC.


                                       By: /s/ SANFORD FITCH
                                          --------------------------------------
                                                      Sanford Fitch
                                                  Senior Vice President
                                               and Chief Financial Officer
                                        (Duly Authorized and Principal Financial
                                                   and Accounting Officer)


Date:  August 14, 1997

                                 INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

10.18     Change of Control Agreement dated as of May 13,
          1997 by and between Registrant and Kathryn A.
          Tunstall.

10.19     Change of Control Agreement dated as of May 13,
          1997 by and between Registrant and Sanford Fitch.

10.20     Form of Senior Management Change of Control
          Agreement.

 27       Financial Data Schedule