Form 10-Q
period 1997-09-30
CONCEPTUS INC
filed 1997-11-07
CIK 896778

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

                  FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from _____ to _________.

                          Commission file number:  0-27596
                                                   -------

                                  CONCEPTUS, INC.
               (Exact name of Registrant as specified in its charter)


                   DELAWARE                                      94-3170244
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                        Identification No.)

                                 1021 HOWARD AVENUE
                               SAN CARLOS, CA  94070
                      (Address of principal executive offices)

        Registrant's telephone number, including area code:  (650) 802-7240

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

     Yes    X                                     No
         -------                                     -------

     As of September 30, 1997, 9,476,387 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CONCEPTUS, INC.

              FORM 10-Q For the Quarter Ended September 30, 1997

                                   INDEX


                                                                                         Page
         Facing sheet                                                                      1

         Index                                                                             2

Part I.  Financial Information

Item 1.  a) Consolidated balance sheets at September 30, 1997 and December 31, 1996        3

         c) Consolidated statements of operations for the three and nine month periods
            ended September 30, 1997 and September 30, 1996                                4

         c) Consolidated statements of cash flows for the three and nine month periods
            ended September 30, 1997 and September 30, 1996                                5

         d) Notes to consolidated financial statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                        7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       11

Part II. Other Information                                                                12

         Signature                                                                        13

         Index to Exhibits                                                                14


                        PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CONCEPTUS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                              September 30, 1997   December 31, 1996
                                                              ------------------   -----------------
                                                                  (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                     $  10,374          $  16,939
    Short-term investments                                           11,184             18,286
    Accounts receivable, net                                            409                105
    Inventories                                                         238                182
    Other current assets                                                285                234
                                                                  ---------          ---------

  Total current assets                                               22,490             35,746

  Property and equipment, net                                           995                543

  Long-term investments                                               9,098              3,796

  Other assets                                                          930                  8
                                                                  ---------          ---------
                                                                  $  33,513          $  40,093
                                                                  ---------          ---------
                                                                  ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                 $  783          $     588
    Accrued compensation                                                590                455
    Accrued acquisition costs                                             -              1,000
    Other accrued liabilities                                           348                302
    Current portion of deferred revenue                                  97                -
    Current portion of debt and capital lease obligations                50                119
                                                                  ---------          ---------

  Total current liabilities                                           1,868              2,464

  Long-term portion of debt and capital lease obligations                 4                 34

  Deferred revenue                                                      364                -

  Commitments

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,    63,475             61,876
       9,476,387 and 9,206,795 shares issued and outstanding at
        September 30, 1997 and December 31, 1996, respectively
    Stockholder notes receivable                                        (49)               (49)
    Deferred compensation                                              (397)              (559)
    Deficit accumulated during the development stage                (31,752)           (23,673)
                                                                  ---------          ---------

  Total stockholders' equity                                         31,277             37,595
                                                                  ---------          ---------
                                                                  $  33,513          $  40,093
                                                                  ---------          ---------
                                                                  ---------          ---------

                 See notes to consolidated financial statements.

                                 CONCEPTUS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  ---------------------------   ---------------------------
                                                                      1997           1996           1997           1996
                                                                  ------------   ------------   ------------   ------------
Net sales                                                           $   310        $   236       $  1,011       $   423
Cost of sales                                                           562            374          1,756           768
                                                                    -------        -------       --------       -------

Gross profit                                                          (252)          (138)          (745)          (345)

Operating expenses:
  Research and development                                            1,151            965          4,120         2,668
  Selling, general and administrative                                 1,605          1,232          4,653         3,424
                                                                    -------        -------       --------       -------

Total operating expenses                                              2,756          2,197          8,773         6,092
                                                                    -------        -------       --------       -------

Operating loss                                                       (3,008)        (2,335)        (9,518)       (6,437)

Interest and investment income, net                                     503            612          1,439         1,620
                                                                    -------        -------       --------       -------

Net loss                                                            $(2,505)       $(1,723)      $ (8,079)      $(4,817)
                                                                    -------        -------       --------       -------
                                                                    -------        -------       --------       -------

Net loss per share                                                  $ (0.26)       $ (0.19)      $  (0.86)      $ (0.59)
                                                                    -------        -------       --------       -------
                                                                    -------        -------       --------       -------

Shares used in computing net loss per share                           9,466          9,143          9,347         8,134
                                                                    -------        -------       --------       -------
                                                                    -------        -------       --------       -------

                  See notes to consolidated financial statements.

                                 CONCEPTUS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ---------------------------   ---------------------------
                                                                     1997           1996           1997           1996
                                                                 ------------   ------------   ------------   ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                         $   (2,505)    $   (1,724)    $   (8,079)    $  (4,818)

Adjustments to reconcile net loss to net cash
  from operating activities:
    Depreciation and amortization                                       129             80            347           219
    Amortization of deferred compensation                                48             54            451           165
    Recognition of deferred revenue                                     (24)         -                (24)         -
    Changes in operating assets and liabilities:
      Accounts receivable                                               (48)          (160)          (304)         (216)
      Inventory                                                         (87)          (104)           (56)         (145)
      Other current assets                                               82           (181)           (51)           71
      Accounts payable                                                 (127)           160            195           (68)
      Accrued compensation                                              177            165            134           153
      Other accrued liabilities                                          61          -                184           314
                                                                 ----------     ----------     ----------     ---------

Net cash used in operating activities                                (2,294)        (1,710)        (7,203)       (4,325)
                                                                 ----------     ----------     ----------     ---------

CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES
Purchase of investments                                              (9,098)        (6,117)       (32,052)      (29,414)
Maturities of investments                                             7,796          -             33,852         2,090
Capital expenditures                                                    (88)           (95)          (799)         (283)
Change in other assets                                                  (20)            12           (910)           15
                                                                 ----------     ----------     ----------     ---------

Net cash from/(used in) investing activities                         (1,410)        (6,200)            91       (27,592)
                                                                 ----------     ----------     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from distributor agreement                                     485          -                485          -
Proceeds from issuance of common stock                                   23            108            161        44,181
Principal payments on debt and capital obligations                      (24)           (41)           (99)         (121)
                                                                 ----------     ----------     ----------     ---------

Net cash from financing activities                                      484             67            547        44,060
                                                                 ----------     ----------     ----------     ---------

Net change in cash and cash equivalents                              (3,220)        (7,843)        (6,565)       12,143
Cash and cash equivalents at beginning of period                     13,594         22,834         16,939         2,848
                                                                 ----------     ----------     ----------     ---------
Cash and cash equivalents at end of period                       $   10,374     $   14,991     $   10,374     $  14,991
                                                                 ----------     ----------     ----------     ---------
                                                                 ----------     ----------     ----------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                           $        4     $        6     $       11     $      20
                                                                 ----------     ----------     ----------     ---------
                                                                 ----------     ----------     ----------     ---------

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING INFORMATION
Conversion of preferred stock to common stock                    $    -         $    -         $    -         $  16,624
                                                                 ----------     ----------     ----------     ---------
                                                                 ----------     ----------     ----------     ---------

Issuance of common stock to Microgyn shareholders                $    -         $    -         $    1,000     $    -
                                                                 ----------     ----------     ----------     ---------
                                                                 ----------     ----------     ----------     ---------


                See notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     UNAUDITED

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF PREPARATION

     The accompanying consolidated balance sheet as of September 30, 1997 and the consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997, and for all periods presented, have been made.

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 may not necessarily be indicative of the operating results for the full 1997 fiscal year.

COMPUTATION OF NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to result in no change to the Company's net loss per share for the three and nine month periods ended September 30, 1997 and 1996, because antidilutive stock options have been excluded from the current computation. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

     The Company currently sells its T-TAC and STARRT products to international markets through a limited number of distributors who resell to physicians and hospitals. Domestically, the Company sells its products through a small direct sales force and U.S. distributors. In 1996, the Company made adjustments to the profile of its distributors, resulting in replacement and addition of new distributors in international markets. Sales to distributors are made on open credit terms and may include purchase discounts. Sales in 1997 and 1996 consisted primarily of commercial shipments of T-TAC products.

     On November 26, 1996, the Company completed the acquisition of Microgyn, Inc. ("Microgyn"), a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn in exchange for $3.0 million in cash on the acquisition date and $1.0 million in cash or stock (at the option of Conceptus) payable six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. In May 1997, the Company satisfied the $1.0 million accrued acquisition cost by issuing 104,708 shares of Common Stock. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones. The Company is continuing product development, clinical and marketing activities, is pursuing additional regulatory clearance on products acquired in the acquisition, and is developing a distribution strategy for both international and domestic customers.

     In the first quarter of 1997, the Company received 510(k) clearance for its FUTURA Resectoscope Sheath for urology applications. In September 1997, the Company received 510(k) clearance for its ERA Resectoscope Sheath for gynecological procedures. Also in September 1997, the Company entered into a marketing and distribution agreement with Imagyn Medical Technologies, formerly UroHealth, Inc. ("Imagyn"), granting Imagyn an exclusive, worldwide license to distribute products for urological applications of the resectoscope sheath. The Company intends to sell the ERA Resectoscope Sheath for gynecologic applications in the United States and internationally through a combination of a direct sales force and distributors in certain markets and regions.

     Certain of the Company's products are currently manufactured by certain original equipment manufacturers while others are manufactured by Conceptus at its location in San Carlos, California. If the T-TAC, STARRT, and Microgyn resectoscope products are accepted by the market, the Company expects to increase its direct manufacturing operations in order to better control product costs and improve gross margin. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its domestic and international distribution network, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

     The Company continues to devote significant resources to the product development program for the S/TOP Permanent Contraception device, a non-surgical alternative to surgical tubal ligation, the most commonly used method of sterilization. The system utilizes a unique micro-coil designed to be permanently implanted into the fallopian tube in order to obtain effective
sterilization.   In July 1997, the Company commenced a Phase II efficacy
study of the S/TOP system in Australia. The Phase II study involves device placement in fertile women who desire permanent sterilization. Study patients will be clinically monitored for a minimum of two years.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Sales increased to $310,000 and $1,011,000 for the three and nine months ended September 30, 1997, respectively, from $236,000 and $423,000 for the same respective periods in the prior year. The $74,000 increase in sales in the third quarter of 1997 as compared to the prior year period is primarily due to an initial stocking order to Imagyn for loops used in conjunction with the FUTURA Resectoscope Sheath. The $588,000 increase in sales in the first nine months of 1997 compared to the prior year period is primarily due to shipments of the Company's T-TAC products to a significant U.S. distributor. It is anticipated that the near term product shipments will consist primarily of Microgyn resectoscope products rather than the Company's T-TAC products. Additionally, near term shipments of T-TAC products are expected to be below
historical levels.   Domestic sales comprised 92% and 90% of sales for the
three and nine month periods ended September 30, 1997, respectively, compared with 81% and 70% in the prior year periods.

     Cost of sales increased to $562,000 and $1,756,000 for the three and nine months ended September 30, 1997, respectively, from $374,000 and $768,000 for the same respective periods in the prior year. The $188,000 increase in cost of sales in the third quarter of 1997 as compared to the prior year period is due to increased manufacturing overhead needed to support increased unit manufacturing volume combined with purchase price variances and increased inventory reserves. The $988,000 increase in cost of sales in the first nine months of 1997 compared to the prior year period is due to the same factors as well as increased unit shipments in the current year of the Company's T-TAC products. The Company expects that cost of sales will increase in absolute dollars due to expected increase of unit shipments of Microgyn resectoscope products. Additionally, the Company expects to incur substantial costs associated with scale-up of manufacturing activities. These activities will include a build-out of a new manufacturing facility primarily for the manufacture of the Microgyn resectoscope products, equipment purchases, increased manufacturing personnel and related support activities.

     Research and development ("R&D") expenses, which include clinical and regulatory expenses as well as costs associated with acquiring new products or technologies, increased to $1,151,000 and $4,120,000 for the three and nine months ended September 30, 1997, respectively, from $965,000 and $2,668,000 for the same respective periods in the prior year. The $186,000 increase in R&D expenses in the third quarter of 1997 as compared to the prior year period is primarily due to increased costs associated with supporting various clinical and regulatory efforts related to both the STARRT
and S/TOP systems.   The $1,452,000 increase in R&D expenses in the first
nine months of 1997 as compared to the prior year period is primarily due to the previously discussed factors as well as on-going development activities related to products acquired in the acquisition of Microgyn, an increased number of R&D employees and related personnel expenses. The Company believes that its investment in product development is an essential element of its efforts to establish its competitive position and to continue the development of future products. Accordingly, the Company expects to continue to make substantial expenditures on product development and to increase the dollar amount expended for R&D.

     Selling, general and administrative ("SG&A") expenses increased to $1,605,000 and $4,653,000 for the three and nine months ended September 30, 1997, respectively, from $1,232,000 and $3,424,000 for the same respective periods in the prior year. This increase is primarily due to an increase in headcount to support planned internal growth, increased costs of being a public company, and various consulting and legal costs associated with corporate strategic planning. The Company anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to expenses associated with increasing the size of the domestic sales force, and introducing and marketing the Company's Microgyn resectoscope and STARRT products, which will require increased physician training.

     Net interest and other income decreased to $503,000 and $1,439,000 for the three and nine months ended September 30, 1997, respectively, from $612,000 and $1,620,000 for the same respective periods in the prior year. The decrease is due to a lower average invested cash balance as the proceeds of the Company's initial public offering of Common Stock on February 1, 1996 have been utilized during 1996 and 1997.

     As a result of the items discussed above, net loss increased to $2,505,000 and $8,079,000 for the three and nine months ended September 30, 1997, respectively, from $1,723,000 and $4,817,000 for the same respective periods in 1996.

     The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems, tubal sterilization products and Microgyn resectoscope products. The Company has generated only limited revenues, primarily from sales to domestic and international distributors as well as sales in international markets for clinical trials, and does not have experience in manufacturing, marketing or selling its products in commercial quantities. Moreover, because of the Company's limited revenues, relatively small changes in absolute dollars in the Company's revenues could result in a relatively large percentage change in the Company's revenues on a quarterly or annual basis. The Company has experienced significant operating losses since inception and, as of September 30, 1997, had an accumulated deficit of $31.8 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability on a quarterly or annual basis in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $31.8 million at September 30, 1997. On February 1, 1996, the Company completed an initial public offering of 3,450,000 shares of its Common Stock at $14.00 per share for net proceeds of $44.1 million. Prior to the initial public offering, the Company funded its operations since incorporation primarily through the private placement of equity securities, as well as through interest income, equipment financing and secured loan arrangements. Through December 31, 1995, the Company raised approximately $16.6 million from the private placement of equity securities.

     At September 30, 1997, Conceptus had cash, cash equivalents and investments of $30.7 million, compared with $39.0 million at December 31, 1996. The decrease is due to approximately $7.2 million used in operating activities combined with capital expenditures in the first nine months of 1997 of $799,000 compared with $283,000 in the prior year period. This increase is largely due to expenditures for a new enterprise computer system, expenditures necessary to support the growth in employees, and new equipment for manufacturing scale-up of Microgyn resectoscope products.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                             PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

            None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

10.16 Marketing and Distribution Agreement, dated as of September 16, 1997, between the Registrant and Urohealth
27.1       Financial Data Schedule
27.2 Amended Financial Data Schedule for the period from January 1, 1996 to June 30, 1996
27.3 Amended Financial Data Schedule for the period from January 1, 1996 to September 30, 1996
27.4 Amended Financial Data Schedule for the period from January 1, 1997 to June 30, 1997



         (b)  Reports on Form 8-K.

              One Report on Form 8-K was filed on September 10, 1997 reporting a press release announcing that the Company had received United States Food and Drug Administration (FDA) clearance to market its ERA (Endometrial Resection and Ablation) Resectoscope Sheath for gynecological procedures.

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


Date:  November 7, 1997

                                 INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 10.16 Marketing and Distribution Agreement, dated as of September 16, 1997, between the Registrant and Urohealth
 27.1      Financial Data Schedule
 27.2 Amended Financial Data Schedule for the period from January 1, 1996 to June 30, 1996
 27.3 Amended Financial Data Schedule for the period from January 1, 1996 to September 30, 1996
 27.4 Amended Financial Data Schedule for the period from January 1, 1997 to June 30, 1997