Form 10-K
period 1997-12-31
CONCEPTUS INC
filed 1998-03-30
CIK 896778

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from            to            .

                        Commission file number: 0-27596

                                CONCEPTUS, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      97-3170244
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)
                                     1021 HOWARD AVENUE
                                    SAN CARLOS, CA 94070
                          (Address of principal executive offices)
             Registrant's telephone number, including area code: (650) 802-7240

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.003 par value per share

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 28, 1998 was approximately $26,179,741 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 9,506,928 shares of Registrant's Common Stock issued and outstanding as of February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO. THIS ANNUAL REPORT ON FORM 10-K, AND IN PARTICULAR THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND WORDS OF SIMILAR IMPORT, IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CONCEPTUS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING ACHIEVEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; THE LIMITED OPERATING HISTORY OF THE COMPANY; THE ABILITY OF THE COMPANY TO DEVELOP AND MAINTAIN PROPRIETARY ASPECTS OF ITS TECHNOLOGY; THE ABILITY OF THE COMPANY TO OBTAIN THE NECESSARY GOVERNMENTAL CLEARANCES OR APPROVALS TO MARKET ITS PRODUCTS; INTENSE COMPETITION IN THE MEDICAL DEVICE INDUSTRY; THE INHERENT RISK OF EXPOSURE TO PRODUCT LIABILITY CLAIMS AND PRODUCT RECALLS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K. CERTAIN OF THESE FACTORS ARE DISCUSSED IN MORE DETAIL BELOW. GIVEN THESE UNCERTAINTIES, PERSONS EVALUATING THE COMPANY AND ITS BUSINESS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Conceptus, Inc. ("Conceptus" or the "Company") designs, develops and markets minimally invasive devices for reproductive medical applications. The Company's current focus is to improve several diagnostic and therapeutic procedures in gynecology. Conceptus's products are designed to improve the accuracy of diagnostic procedures for infertility, to increase the safety of resectoscopic procedures and to provide a non-surgical approach to fallopian tube sterilization, the most commonly performed contraceptive procedure worldwide. Conceptus has developed proprietary micro-catheter and guidewire systems that allow physicians to transcervically (through the cervix) access and navigate the full length of the fallopian tubes in a nonsurgical approach. The Company believes that its fallopian tube access systems will facilitate more rapid and accurate diagnosis of fallopian tube diseases and disorders than conventional diagnostic methods, which are known to be inaccurate, leading to more appropriate selection of therapies, and ultimately, improved reproductive outcomes. The Company also believes that its systems will allow many tubal therapies for both infertility and permanent contraception which are currently performed surgically to be performed transcervically, thereby reducing the cost, trauma and recovery time associated with those therapies. The Company's catheter systems are based on technology initially developed by Target Therapeutics, Inc. ("Target"), and licensed exclusively to Conceptus in the field of reproductive physiology. Conceptus commenced marketing of its catheter systems internationally for a number of applications in September 1995. Its ERA-TM- and FUTURA-TM- resectoscope sleeves were introduced to the market in September 1997. To date, Conceptus has received five 510(k) clearances to market applications of its T-TAC-TM- (Transcervical Tubal Access Catheter) systems, two 510(k) clearances for falloposcopy for proximal tubal occlusion ("PTO") and two 510(k) clearances for resectoscopy in the United States.

    Human reproductive diseases and disorders are increasingly common medical problems in most developed countries. Infertility is one of the most common and emotionally traumatic of reproductive disorders. In most countries, female infertility appears to be increasing, both because of the increase in diseases that damage the fallopian tubes, such as sexually transmitted diseases, and because of the increasing tendency of women to defer childbearing until later in life, when fertility begins to decline naturally. Studies indicate that five to eight million couples in the United States (or up to 15% of couples of child-bearing age (20-44)) are clinically infertile, and many studies indicate that increasing numbers of patients are seeking medical treatment for infertility. Fallopian tube infertility disorders are estimated to affect 35% of the couples seeking treatment. It is currently estimated that annual expenditures in the United States for the diagnosis and treatment of infertility exceed $2.0 billion.

    Conceptus is developing a broad range of procedure-specific systems based on its platform transcervical tubal access technology. The Company's T-TAC system assists physicians in accessing and navigating the fallopian tubes and is designed to facilitate more accurate detection, and improved treatment, of tubal disorders. The Company received five 510(k) clearances of its T-TAC system in 1995 and commenced marketing of the system for diagnosis of PTO in the United States. Internationally, the Company is marketing its T-TAC system for diagnosis of PTO as well as for an additional therapeutic application, tubal recanalization. Published medical journal articles have shown that fallopian tube catheter recanalization, when performed on patients previously diagnosed with PTO, results in an average pregnancy rate that is more than twice that of a single cycle of IN VITRO fertilization ("IVF").

    The Conceptus STARRT-TM- (Selective Tubal Assessment to Refine Reproductive Therapy) Falloposcopy system combines the Company's proprietary micro-catheter and guidewire tubal access technology with a specialized fallopian tube microendoscope. This system permits direct visual examination of fallopian tube endoluminal pathology for the first time without the need for surgery. Since 1994, the Company's system has been used in over 375 patients in the International Multicenter Study of Falloposcopy (IMSF). In February 1997, the Company received United States Food and Drug Administration ("FDA") 510(k) clearance to market the initial configuration of its STARRT Falloposcopy system for diagnosis of proximal tubal occlusion. The second falloposcopy system, which the Company intends to market, received 510(k) clearance in February 1998. Conceptus plans to develop a complete product line based on the STARRT technology, including pursuing additional diagnostic indications for the system and an expanded product line for endoscopically-guided tubal therapies. The Company believes that its STARRT Falloposcopy system will allow physicians to make more informed and accurate diagnoses of tubal functionality than current approaches, leading to the selection of more effective courses of therapy.

    Conceptus is also developing its S/TOP-TM- (Selective Tubal Occlusion Procedure) system to provide a nonsurgical approach to fallopian tube sterilization, the most common method of contraception worldwide. Due to the limitations of other methods of contraception, almost half of the married women in the United States age 35 or older have undergone a surgical fallopian tube sterilization (tubal ligation), and, worldwide, surgical fallopian tube sterilization is the most common contraceptive procedure among women who have completed their families. The Company estimates that over 13,000,000 procedures are performed annually worldwide. The S/TOP system utilizes the Company's transcervical tubal access technology to deliver a proprietary micro-coil device to the lumen of the fallopian tube. Conceptus believes that the S/TOP system will allow physicians to perform fallopian tube sterilization in an office setting without general anesthesia. The Company also believes that the elimination of the requirement of surgery to perform the procedure will increase both patient demand for the procedure and the availability of tubal sterilization in developing countries, where surgical facilities may be limited. The United States accounts for less than 20% of annual worldwide fallopian tube sterilization procedures, and the Company estimates that the United States market for such procedures exceeds $1.5 billion annually. Conceptus has performed clinical feasibility studies in two different patient groups and is currently engaged in a Phase II study of effectiveness.

    In November 1996, Conceptus acquired Microgyn, Inc. ("Microgyn"), a private medical device company, for $4.0 million paid in a combination of cash and Common Stock of the Company. Additional contingent consideration (cash or stock) is payable to the shareholders of Microgyn based upon the meeting of certain future milestones. Microgyn is focused on developing products to increase the safety and performance of resectoscope procedures, including therapeutic hysteroscopy procedures, which utilize an endoscope to guide the selective excision of abnormal uterine tissue. These procedures, including endometrial or fibroid resection and endometrial ablation, are growing in clinical acceptance because they are less invasive, non-incisional alternatives to the over 600,000 hysterectomies performed in the United States annually. The ERA Resectoscope Sleeve is part of a system of products designed to permit the use of isotonic, or physiologic, fluids during theraupeutic hysteroscopic procedures. Currently, these procedures require the use of hypotonic fluids, the absorption of which can lead to a number of clinical complications, including death. Conceptus has received both a 510(k) clearance from the FDA for marketing of the device in therapeutic hysteroscopy as well as a 510(k) clearance for urologic use of the device. In October 1997, the Company purchased the exclusive manufacturing rights to the ERA and FUTURA product line from Medical Scientific, Inc.

    The Company's goal is to become a global leader in reproductive healthcare with an initial focus on women's reproductive health. The Company is directing its marketing efforts, both domestically and internationally, toward those interventional gynecologists who maintain high volume practices in infertility, pre- and peri-menopausal conditions and gynecological endoscopy. Conceptus intends to expand its product development and marketing efforts to address new clinical applications in reproductive physiology, such as assisted reproductive techniques and male reproductive disorders, in which the Company's technologies may satisfy clinical needs or achieve cost reductions. In addition, the Company is expanding its marketing efforts for the FUTURA products to include their urologic applications.

    Conceptus has an exclusive, worldwide, royalty-free license to the reproductive applications of technology developed by Target, a manufacturer of minimally invasive medical devices for neurovascular applications, which in 1997 became a separate business unit of Boston Scientific Corporation ("BSC"). BSC beneficially owns approximately 15% of the Company's outstanding Common Stock. See "Risk Factors--Influence of Boston Scientific Corporation." Conceptus was formed in 1992 in response to reports by physicians of the successful use of Target's products to access the fallopian tubes.

    T-TAC-TM-, STARRT-TM-, S/TOP-TM-, VS-REGISTERED TRADEMARK-, SOFT TORQUE-REGISTERED TRADEMARK-, SOFT SEAL-TM-, MINICERV-TM-,
ROBUST-REGISTERED TRADEMARK-, COAXESS-TM-, STARGATE-TM-, ERA-TM- AND FUTURA-TM-ARE TRADEMARKS OF THE COMPANY. ALL OTHER TRADENAMES AND TRADEMARKS APPEARING IN THIS FORM 10-K ARE THE PROPERTY OF THEIR RESPECTIVE HOLDERS.

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

ROLE OF THE FALLOPIAN TUBES IN REPRODUCTION

    The fallopian tubes are the organs in which conception occurs and thus, at least one fallopian tube must be open to permit the passage of sperm. The finger-like ciliated cells that line the tubal lumen must be healthy in order to assist sperm in their migration toward the ovum, and, if conception occurs, to reverse the direction of movement to propel the newly-fertilized ovum toward the uterus. In addition, the tubal secretory cells must be functioning to create the chemical environment necessary to achieve fertilization. As a result, the fallopian tubes serve a critical function in the reproductive process and are often the focus of treatment whether the objective is to increase a woman's reproductive potential, such as in the treatment of infertility, or to decrease her reproductive potential, such as in the performance of sterilization procedures.

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

INFERTILITY OVERVIEW

    Infertility is one of the most common and emotionally traumatic of reproductive disorders. The incidence of infertility appears to be increasing in most developed countries due to both sociological and epidemiological factors. Women in developed countries are increasingly deferring childbearing and studies indicate that a 35-year old woman is almost three times as likely to be infertile as a woman of 25. Studies also indicate that five to eight million couples in the United States (or up to 15% of couples of childbearing age (20-44) are clinically infertile, which has been defined as the failure to conceive after one year of unprotected intercourse. Although the numbers of couples seeking treatment have been steadily increasing, according to a study by the National Center for Health Statistics (the "NCHS Study"), in 1988 only 1.4 million couples sought treatment for infertility. The Company believes that the remaining couples did not seek medical treatment due to the cost, trauma and poor outcomes associated with current diagnostic and therapeutic infertility options. Despite the low percentage of infertile couples who seek care, current estimates of the United States market for diagnosis and treatment of infertility are in excess of $2.0 billion annually.

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

    Many factors that contribute to infertility, such as ovulatory disorders and certain male factors, are well understood. However, fallopian tube diseases and disorders, which are major causes of female infertility, remain poorly diagnosed and inadequately treated today due to the difficulty in accessing the fallopian tubes in order to perform diagnostic and therapeutic procedures. Despite both the difficulty in diagnosing fallopian tube disorders and the limited number of couples seeking infertility treatment, the Company estimates that over 490,000 couples each year (over one-third of those couples who seek infertility medical care) are diagnosed with a fallopian tube factor as the sole or contributing cause of infertility. This estimate further suggests that of the up to 8 million couples experiencing infertility in the United States, fallopian tube infertility may affect as many as 2.8 million. The Company believes the actual incidence of fallopian tube infertility may be even higher than 2.8 million women, both because the rate of diagnosis of tubal factors was established by current diagnostic techniques, which are known to be inaccurate, and because of the increasing incidence of diseases that can profoundly damage the fallopian tubes, such as sexually transmitted diseases and other pelvic inflammatory diseases.

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

CONTRACEPTION OVERVIEW

    Throughout the world, there is a need for a safe, nonsurgical, permanent contraceptive method. In the United States, approximately 46% of married women over 35 years of age have undergone surgical fallopian tube sterilization (tubal ligation) in part due to concerns about the safety and reliability of those birth control methods they readily accepted at an earlier age. Consequently, despite recent favorable clinical study data, patient concerns about the long-term effects of oral contraceptives have limited their acceptance among women over 40 in the United States, where only 3% of women age 40-44 use oral contraceptives. Use of intrauterine devices ("IUD") in the United States has declined in women of all age groups. Due to concerns that use of IUDs results in increased incidence of pain and heavy menstrual bleeding that could mask the symptoms of serious uterine disease, use of IUDs among women in the United States age 40-44 is only 4%. For these reasons, women are seeking new methods of permanent contraception. Increasingly, women are turning to surgical tubal sterilization, representing the contraceptive method of choice in 51% of women age 40-44 in the United States. In developing countries, where there are concerns about population growth, 23% of all women have undergone surgical tubal sterilization.

LIMITATIONS OF CURRENT APPROACHES TO FALLOPIAN TUBE INFERTILITY AND TUBAL
  STERILIZATION

DIAGNOSTIC APPROACHES TO TUBAL INFERTILITY

    The physician attempting to diagnose female infertility will nearly always order or perform a procedure to determine whether the fallopian tubes are patent
(open) or occluded. The current diagnostic procedure of choice is hysterosalpingography ("HSG"), which involves the injection of an x-ray contrast medium (or dye) transcervically into the uterus to allow the physician to observe and evaluate the flow of dye through the fallopian tubes under fluoroscopy (x-ray). This procedure is often painful and is also known to be highly inaccurate, with false-positive results in as many as 40% of HSG-diagnosed cases of proximal tubal occlusion ("PTO"). Various factors are believed to be responsible for these false indications of tubal occlusion, including tubal spasm (a natural function of the tubes) and a build-up in the tube of natural cellular debris and mucous. The Company estimates that HSG is performed 600,000 times annually in the United States, and costs approximately $100 to $300 per procedure, half of which is typically reimbursed.

    Because of its high rate of inaccuracy, when HSG indicates PTO, the physician will likely perform a surgical confirmatory procedure known as laparoscopic chromopertubation (commonly called "lap and dye"). This procedure is similar to HSG but involves transcervical injection of a colored dye, the flow of which through the fallopian tubes is observed through an endoscope surgically positioned in the abdomen. This procedure has a lower, but still unacceptably high, rate (20-40%) of false-positive diagnosis of PTO, and also involves the potential complications associated with the more invasive laparoscopic surgical procedure. In any event, HSG and lap and dye are used primarily to determine whether the tube is patent or occluded and not whether any other tubal function is impaired. Lap and dye is performed an estimated 280,000 times annually in the United States, and typically costs in excess of $2,000 per procedure. Most insurers will reimburse a single diagnostic laparoscopy procedure per patient.

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

    Because of the invasiveness of tubal surgery, which generally involves either laparotomy, an open, abdominal surgery requiring general anesthesia and multi-week recovery, or endoscopic surgery using a laparoscope, tubal surgery should be restricted to those patients who can benefit from it. Both types of surgery involve the risk of infection and the risks associated with use of general anesthesia. In addition, the surgical procedure itself often leads to collateral damage to the fallopian tube, usually in the form of post-surgical adhesions, which may further decrease the patient's chances of conception. In either a laparotomy or laparoscopy, a direct view of the fallopian tube lumen should allow for an accurate diagnosis of the nature, location and extent of tubal disease, enabling the physician to choose the appropriate therapy, if treatment is indicated. However, peer review journal articles indicate that the pregnancy rate subsequent to tubal surgery is only 30-35% and further suggest that outcomes could be improved substantially if better diagnostic procedures were available to identify appropriate surgical candidates and to determine the type and extent of surgery required. Although most insurers will reimburse a single tubal surgical procedure for a patient, due to disappointing surgical outcomes, the frequency of tubal surgery in the United States has declined over the last ten years, and the Company estimates that the procedure is currently performed 20,000 times annually. A procedure typically costs between $2,000-$10,000, depending on the degree of invasiveness.

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

    The limitations of IVF have been well documented. Recent studies question the safety of high dosages of fertility drugs. These drugs are generally self-administered intramuscularly, which is not only painful, but often has a powerful impact on emotional well-being. The IVF procedure is costly, with a single harvest and transfer (a "cycle") costing up to $10,000 in the United States. Many patients undergo multiple cycles in a course of therapy increasing the cost to an amount up to $50,000 for a complete course of therapy, and IVF is rarely reimbursed. In addition to the high cost of treatment, due to the increased incidence of multiple births and delivery complications that can accompany IVF, the total overall cost of IVF therapy can be substantial. Finally, the success rate of IVF is disappointing, reported to be 19% live births per cycle in the 1995 survey of the Society for Assisted Reproductive Techniques (the "SART"). As a consequence of the emotional and physical trauma, drug risks, and the high cost associated with IVF, fewer than 35,000 procedures were performed in the United States in 1993.

    Another factor that can not be overlooked in the treatment of infertility is time: therapies that are inappropriate take time to administer, and additional time is often required to assess outcomes before another therapeutic option is explored. For many patients with fertility status already compromised by age, time may be the most significant cost associated with the selection of inappropriate therapy.

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

INFERTILITY PRODUCTS

    The Company's proprietary transcervical tubal access technology consists of specially designed, micro-catheters and guidewires, designed to be atraumatic, which provide non-surgical access through the cervix and uterus and into the fallopian tubes. These components are combined with the Company's other procedure-specific products to produce the T-TAC system, the STARRT Falloposcopy system, and the S/TOP system, as well as certain other systems in development.

    The following table sets forth the clinical indications and regulatory status of each of the Company's principal infertility products:

      PRODUCT SYSTEMS             CLINICAL INDICATIONS              U.S. STATUS               INTERNATIONAL STATUS
----------------------------  ----------------------------  ----------------------------  ----------------------------
T-TAC SYSTEM

VS (Variable Softness)        Diagnostic tubal              510(k) clearance for:         Marketed since September
Catheter Guidewires           catheterization; therapeutic  diagnosis of PTO; HSG; lap    1995, currently in 11
Soft Torque Uterine           tubal catheterization; HSG;   and dye; and intrauterine     countries.
  Catheter                    lap and dye; and              insemination. System
Soft Seal Cervical            intrauterine insemination.    marketed since August 1995.
  Catheter
Minicerv Cervical
  Catheter
Progression Catheter

STARRT FALLOPOSCOPY SYSTEM

Stargate Catheter             Operative fallopian tube      510(k) clearance for          Operative system marketed in
Robust Guidewire              endoscopy; in-office          falloposcopy for PTO.         Australia since September
Coaxess Uterine               fallopian tube endoscopy.                                   1995.
  Catheter
Vision Falloposcope
Gyne-Flex Stabilization
  System

S/TOP SYSTEM

Tubal Access Catheter         Non-surgical tubal            Pre-hysterectomy testing in   Efficacy trials commenced.
Intratubal Micro-Coil         sterilization.                progress.
  Device
Delivery Wire

------------------------

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

    The Company has received the CE Mark for its T-TAC system and all regulatory approvals necessary to sell its T-TAC system for both diagnostic and therapeutic fallopian tube catheterization indications in Switzerland, Canada, Australia and South Africa, and is seeking approval to market these products in Israel.

STARRT FALLOPOSCOPY SYSTEM

    The Company's STARRT Falloposcopy system is designed to enable the physician to view the full length of the fallopian tube using a flexible, fiberoptic endoscope to diagnose tubal diseases and disorders more effectively and accurately, and thereby to prescribe more appropriate therapeutic measures. The Company is developing two configurations of its STARRT Falloposcopy system: an operative system and an in-office system. The operative system is being designed to be used to diagnose the fallopian tubes adjunctively with a laparoscopic abdominal diagnostic evaluation. The in-office system is being designed to facilitate the performance of falloposcopy in an office setting by a physician working without assistance on a mildly sedated patient.

    PROCEDURE-SPECIFIC PRODUCTS. The STARRT Falloposcopy system consists of the Stargate Catheter (a modified version of the VS Catheter), the Robust guidewire, the Coaxess Uterine Catheter, the Vision Falloposcope and the Gyne-Flex stabilization system, which may be used independently of the STARRT Falloposcopy system.

    The Company's Gyne-Flex stabilization system can be used to affix the hysteroscope to the examining table to facilitate precise and secure positioning of the hysteroscope in the uterus. To address many physicians' preference of using their existing operative hysteroscopes to evaluate a patient's uterus at the time that a falloposcopy procedure is performed, the Company's STARRT Falloposcopy system can also be used with rigid operative hysteroscopes from other suppliers. Conceptus has designed the Gyne-Flex to be compatible with the most commonly used rigid hysteroscopes. In addition, the Gyne-Flex stabilization system can also be used by itself to provide assistance in securing instruments during laparoscopy.

    After alignment of the hysteroscope with the ostium in the uterus, the physician advances a specially designed Stargate Catheter and any guidewire through the working channel of the hysteroscope to catheterize the fallopian tube. When the guidewire and catheter reach the fimbrial end of the fallopian tube or a point of resistance, the guidewire is removed and the Vision Falloposcope is inserted into the catheter and advanced until it is aligned with the distal tip of the catheter. This 0.45 mm diameter flexible fiberscope has 3,000 imaging fibers to provide quality imaging. The physician is then able to view the entire length of the lumen of the fallopian tube in a retrograde manner by gently withdrawing the catheter and falloposcope. Special design characteristics of the Stargate Catheter permit good irrigation around the falloposcope resulting in tubal distension, thereby enhancing visualization of the tubal lumen.

    Conceptus believes that a unique variation of its STARRT Falloposcopy system can be developed which may allow the Company to offer a system which makes in-office falloposcopy possible. Presently, falloposcopy is performed in conjunction with laparoscopy. While this practice may continue to be a preferred method for many physicians, the Company believes that the ability to perform falloposcopy in an in-office, non-surgical procedure without concurrent laparoscopy may appeal to physicians, especially those who do not typically perform laparoscopy or other surgical procedures.

    CLINICAL AND REGULATORY STATUS. 510(k) clearance for the initial configuration of the STARRT Falloposcopy system was obtained in January 1997 for the diagnosis of PTO. This application was supported by a United States safety and feasibility study and the International Multicenter Study of Falloposcopy (the "IMSF"). The United States safety and feasibility study, completed in August 1995, was conducted in five centers in the United States and Australia under an FDA-approved Investigational Device Exemption ("IDE"). Of fallopian tubes studied that had a prior diagnosis of PTO from conventional diagnostic methods, 61% were found to be patent on falloposcopic evaluation. Two cases of tubal dissection (5%) were reported with no clinical sequelae noted in either case. The PTO cases from the IMSF were also reviewed by FDA as part of the 510(k) filing. Of the 51 tubes diagnosed with PTO by HSG, falloposcopic evaluation revealed patency in 37 tubes (72%). Of 47 tubes diagnosed with PTO by lap and dye, falloposcopic evaluation revealed patency in 38 tubes (81%).

    In 1994, a 21-center clinical study of the STARRT Falloposcopy system was initiated in Europe and Australia by the core center for the IMSF at the University of Heidelberg. Not limited to the diagnosis of PTO, over 375 patients have been enrolled in this study to date which compares the diagnosis of infertility by falloposcopy to conventional methods of diagnosis, HSG and laparoscopic chromopertubation, or lap and dye. Study results from the first 315 patients enrolled indicate that in approximately 64% of the cases, falloposcopy provided diagnostic information that was unobtainable by HSG, and in approximately 58% of the cases, falloposcopy provided diagnostic information not obtainable by lap and dye. The catheterization success rate in this trial was 84% and the visualization success rate was 82%. A 3.7% rate of complications has been reported in this study, involving uterine and tubal perforation and tubal dissections, with no serious complications reported to date.

    Prior to the initiation of the IMSF, the Company's STARRT Falloposcopy system was used in a 122 patient single-center study in South Australia conducted by Dr. John Kerin, a pioneer in falloposcopy. In the study, Dr. Kerin was able to identify endolumenal tubal pathology, categorize patients by pathological findings and demonstrate statistically significant differences in pregnancy outcomes in patients.

    The Company has obtained the CE Mark for its STARRT Falloposcopy system and all necessary regulatory approvals for sale of the system in certain foreign countries including Switzerland, Canada, Australia and South Africa, and is seeking approvals to sell the system in Israel. The Company may seek approvals to market its STARRT Falloposcopy system products in other countries. See "Risk Factors-- Dependence Upon T-TAC and Catheterization Products."

S/TOP SYSTEM

    The Company is developing a non-incisional procedure for female sterilization using the Company's proprietary transcervical tubal access system and a unique tubal micro-coil device and delivery wire.

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

    In September 1995, Conceptus commenced a Phase I clinical study of the S/TOP device under an Institutional Review Board ("IRB") approval with a non-significant risk determination. This study involved the placement of the S/TOP device in patients at the time of hysterectomy in order to assess the ability to access the fallopian tube and place the device properly, and the acute retention of the device. As of February 1998, 42 women have been enrolled in this study. IDE approval has been obtained for an expanded Phase I clinical study in 20 patients who are scheduled for a hysterectomy six to 12 weeks after hysteroscopic placement of the S/TOP device. This study is designed to evaluate histologically any adjacent tissue reaction and patient recovery from the device placement procedure, in addition to the initial Phase I trial objectives. Eighteen patients have been enrolled in this study and have undergone the S/TOP device placement procedure in an office setting. The results from the first five patients to undergo histologic evaluation of their fallopian tubes provides early evidence of a local inflammatory tissue response to the device, as well as damage to the tubal architecture, which is expected to be unfavorable to conception. In addition, the HSG performed just prior to the hysterectomy demonstrated complete occlusion in all tubes tested to date, with the exception of the two tubes in which the device did not remain in the tube. An additional Phase I study will be conducted to evaluate feasibility of placing the device under fluoroscopic and sonographic visualization. Ten patients will be enrolled in this study anticipated to begin during the second quarter of 1998.

    In 1997, the Company commenced a Phase II clinical study in Australia. Eight patients scheduled for tubal sterilization have been enrolled to date. The study will assess long-term device retention, effectiveness and safety. The Company expects to follow this study with an expanded Phase II study, which will likely involve 50 patients. A Phase III study, which will involve a larger patient population and long-term follow up in support of a Pre-Market Approval ("PMA") application, will follow.

CONCEPTUS' SECOND PLATFORM TECHNOLOGY: RESECTOSCOPY

    With the acquisition of Microgyn, a privately held company, in November 1996, the Company can more effectively meet the needs of the interventional gynecologist by using Microgyn's significant platform technology along with a product portfolio based on the ERA and FUTURA-TM- Resectoscope Sleeves. In 1997, the Company acquired the manufacturing rights for the ERA and FUTURA-TM- product lines from Medical Scientific, Inc. The transfer of the manufacturing operation to the Company was completed in March 1998.

    The following table sets forth the clinical indications and regulatory status of the Company's ERA and FUTURA product lines:

      PRODUCT SYSTEMS             CLINICAL INDICATIONS              U.S. STATUS               INTERNATIONAL STATUS
----------------------------  ----------------------------  ----------------------------  ----------------------------
ERA Resectoscope Sleeve       Therapeutic hysteroscopy      510(k) clearance for          Product released in the
                                                            gynecology                    United Kingdom in the fourth
                                                                                          quarter of 1997. CE Mark
                                                                                          completed first quarter
                                                                                          1998.

FUTURA Resectoscope Sleeve    Therapeutic hysteroscopy      510(k) clearance for urology  CE Mark completed first
                                                                                          quarter 1998.

ERA PRODUCT LINE

    The ERA product line for gynecology focuses on developing products to increase the safety and performance of resectoscope procedures, including therapeutic hysteroscopy procedures, which utilize an endoscope to guide the selective excision of abnormal uterine tissue. These procedures, including endometrial or fibroid resection and endometrial ablation, are growing in clinical acceptance because they are less invasive, non-incisional alternatives to the over 600,000 hysterectomies performed in the United States annually.

    In performing uterine therapy using a hysteroscope, the uterus must be distended and the visibility maintained by use of an optically clear fluid. Using a continuous flow of non-viscous media into and out of the uterine cavity, the surgeon is provided a bloodless operating field in which tissue removal or ablation can be carefully guided under direct visualization. Using monopolar
(RF) electrosurgical energy to cut or ablate adds a restriction on the type of fluid that can be used: a non-conductive, hypotonic, non-physiologic distention medium must be employed. Non-conductive fluids are electrolyte-free (hypotonic) substances and therefore can change levels of vital electrolytes such as sodium, potassium, and chloride in the blood stream of the patient. Fluids such as mannitol, sorbitol and glycine are adequate for this purpose but present a risk to the patient.

    In therapeutic hysteroscopy, both small and large blood vessels are cut as tissue is removed. Since the hypotonic fluids must be infused into the uterus under pressure as high as 60-80 mmHg in order to distend the uterine cavity, a large amount of fluid can be forced into venous channels, which normally maintain pressure of about 20 mmHg. During the procedure, fluid loss into the patient is carefully monitored, via fluid deficit calculations, comparing fluids used versus fluids recovered. The surgeon is kept apprised of the patient's fluid status, because of the complications associated with the absorption of large amounts of hypotonic solutions. These include serious heart, lung, and brain disorders, which sometimes result in coma or death.

    The Company's ERA product line consists of the following products: a simple, disposable ERA Resectoscope Sleeve, cutting loops and coagulating roller balls. The ERA Resectoscope Sleeve, when installed on a standard hysteroscope, changes the flow of electrosurgical energy delivered during cutting. This innovative approach permits the use of isotonic solutions, such as normal saline, which are physiologically compatible with the patient. The Company believes that the ability to effectively use isotonic solutions during hysterscopic procedures should minimize the risk of serious electrolyte disturbances and their associated complications. The ERA product line is easy to use because it is designed for total mechanical compatibility with existing hysteroscopic instrumentation and power sources.

FUTURA PRODUCT LINE

    While the Company will continue to focus on gynecological applications, there is an important urological application for the resectoscope sleeve. The FUTURA Resectoscope Sleeve enables the urologist to perform a Transurethral Resection of the Prostate ("TURP") more safely by reducing the risk of certain surgical complications. TURP is used to treat symptomatic enlargement of the prostate, or benign prostatic hyperplasia ("BPH"). Approximately 180,000 TURP procedures were performed in the United States in 1997.

    TURP typically involves the electrosurgical removal of abnormal tissue through a resectoscope, without the need for an incision. Conventional electrosurgical procedures, however, require the use of hypotonic irrigation solutions, the excessive absorbtion of which is associated with a potentially catastrophic complication referred to as "TUR Syndrome." In order to reduce the risk of TUR Syndrome, most hospitals have determined a strict surgical protocol limiting the TURP procedure time, which may make it difficult for physicians to completely resect abnormal prostate tissue in a single procedure. The FUTURA Resectoscope Sleeve, which utilizes the same patented Microgyn technology used for the gynecological application, enables the urologist to perform transurethral procedures using isotonic (physiologic) solutions, eliminating the risk of TUR Syndrome, and permitting the extra procedure time that may be needed to complete resection of the prostate.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are performed internally by its 15-person research and development staff. The Company intends to expand utilization of its proprietary technologies in a broad range of applications to enhance the diagnosis and treatment of reproductive disorders, including male reproductive disorders. Several physician-sponsored clinical studies have been performed which the Company believes demonstrate the potential utility of the Company's catheter, guidewire and micro-coil technologies for the treatment of female and male reproductive disorders. Research and development expense for the fiscal years ended 1997, 1996 and 1995 were $5.4 million, $3.8 million and $2.6 million, respectively.

MANUFACTURING

    The Company manufactures its proprietary catheters and resectoscope sleeves in environmentally controlled areas at its facility in San Carlos, California. The Company has recently been inspected by the FDA, and is in substantial compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") for medical devices. The Company has been inspected by the California Department of Health Services ("CDHS") and is registered with the State of California to manufacture its medical devices and drugs. The State of California Food and Drug Branch conducted a two-day inspection of the San Carlos facility in February 1997 and as a result of that inspection, recommended that Conceptus be issued a drug license by the CDHS. See "Risk Factors--Dependence Upon Sole Source Suppliers; Lack of Contractual Arrangements" and "--Limited Manufacturing Experience."

MARKETING AND DISTRIBUTION

    The Company's marketing strategy is designed to promote awareness of the clinical efficacy and cost-effectiveness of the minimally invasive interventional gynecology procedures in which the Company's products are used. The Company implements this strategy by providing clinical and technical information that encourages the physician to perform procedures utilizing the Company's products. In the infertility area, a key component of the Company's marketing strategy is a public relations campaign designed to use the mass media to increase patient awareness of the benefits of less invasive and more accurate diagnosis of fallopian tube diseases and disorders and improved tubal therapies provided by transcervical access procedures. The Company also intends to work closely with patient education, support and advocacy organizations. The Company believes that it is critical to develop and maintain close working relationships with patient organizations as well as physicians, as infertility patients are increasingly involved in the selection of their therapy. In the therapeutic hysteroscopy area, the Company plans to promote the benefits of this less invasive alternative to hysterectomy and the significant safety and cost advantages afforded by its ERA and FUTURA products. The Company's marketing strategy will include developing influential product champions, publishing and presenting on the safety and cost effectiveness of its products, conducting workshops, exhibiting a strong presence at key gynecologic endoscopy meetings, and selectively utilizing advertising, direct mail and telemarketing. See "Risk Factors--Uncertainty of Market Acceptance."

    The Company distributes its products in approximately 12 countries through a combination of direct sales to customers and a worldwide network of distributors. The Company currently sells its products to international markets through a limited number of distributors who resell to physicians and hospitals. Domestically, the Company sells its products through a small direct sales force and U.S. distributors. Sales to distributors are made on open credit terms and may include purchase discounts. Of the Company's sales for the fiscal year ended December 31, 1997, 83% were derived from domestic sales and 17% were derived from export sales to international distributors. Sales to three of the Company's distributors, Mallinckrodt Group, Inc. ("Mallinckrodt"), Imagyn Medical Technologies, Inc. ("Imagyn"), and Schering Health Care, Ltd. ("Schering") accounted for approximately 63%, 27% and 5%, respectively, of total sales for the year ended December 31, 1997. Since December 31, 1997, Imagyn has not purchased any of the Company's products. In March 1998, Imagyn notified the Company of its intent to terminate the distribution agreement between the parties as of June 30, 1998. Although the Company and Imagyn are currently renegotiating the terms of their relationship, there can be no assurance that the parties will reach an agreement on such terms. There can be no assurance that the Company will be able to obtain a suitable alternate distributor for its products for urologic applications. The inability to attract new significant distributors or the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Limited Sales, Marketing and Distribution Experience; Emerging Market" and "--Dependence Upon International Distributors and Sales."

    The Company is focusing its United States marketing efforts primarily on the Company's estimated 7,500 interventional gynecologists who maintain a high-volume practice in gynecological endoscopy, and as a result, primarily treat infertility and pre- and peri-menopausal symptoms. A key element of the Company's marketing strategy is to develop relationships with prominent physicians who are particularly active in interventional gynecology and to involve these physicians in the Company's clinical and product development activities. The Company intends to continue to build these relationships through sales efforts, workshops and meetings to discuss clinical issues and treatments.

    Interventional gynecology is an emerging market for which there is no proven distribution channel in the United States. Accordingly, during the initial phase of commercializing the Company's products, the

Company's marketing and sales strategy involves the use of a combination of sales specialists directly employed by the Company and contract sales representatives who have significant experience in physician detailing of gynecological products. The role of the sales specialists and contract sales representatives will be to demonstrate the use of the Company's products, while educating physicians as to the intended clinical benefits of transcervical fallopian tube access and the safety and cost effectiveness of performing therapeutic hysteroscopy using isotonic solutions, using detailing techniques similar to those commonly employed in the medical device industry. The Company believes that this combination of direct sales specialists, employed in territories with concentrated numbers of interventional gynecologists, and contract sales representatives in other territories, will provide the highest quality, most rapid and cost-effective means for introducing its initial products. If the Company's product systems are successful, Conceptus intends to expand its focused distribution channel in the United States interventional gynecology market by increasing the number of sales representatives that are directly employed by the Company. There can be no assurance that the Company's sales or products available for sale will require a sales organization of direct sales specialists and contract sales representatives, that the Company will be able to attract and retain the necessary qualified sales personnel, that the Company will be successful in creating an effective distribution channel for its products or that the Company will be able to acquire the rights to market additional products. See "Risk Factors--Limited Sales, Marketing and Distribution Experience; Emerging Market" and "--Uncertainty of Market Acceptance."

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

    Although the Company is fully dedicated to meeting the needs of the interventional gynecologist, some of the Company's products have applications in two other specialty areas, radiology and urology. To capitalize on the opportunities available in these other areas, the Company's distribution strategy also includes entering into partnerships with leading companies in both radiology and urology, allowing the Company to focus its internal marketing and sales efforts on interventional gynecology. In July 1996, the Company announced the signing of an agreement with Mallinckrodt, a major supplier of radiological contrast media. Pursuant to this agreement, Conceptus granted Mallinckrodt marketing rights for radiology applications of the T-TAC system in North, Central and South America. The Company retained all marketing rights for its T-TAC system in the gynecology market segment. If the Company and Imagyn are unable to renegotiate the terms of their existing relationship pursuant to which Imagyn distributes FUTURA products for urologic applications, the Company will not have a relationship with a distributor of urologic products. There can be no assurance that the Company will be able to obtain a suitable alternate distributor for its products for urologic applications. There can be no assurance that any of the Company's distribution partners will successfully market the Company's products for applications in radiology or urology. The failure to establish and maintain effective distribution partnerships for the Company's products for these applications would have a material adverse effect on the Company's business financial condition and results of operations. See "Risk Factors--Limited Sales, Marketing and Distribution Experience; Emerging Market."

    In addition to the Mallinckrodt partnership, the Company currently markets its products internationally primarily through established distributors of specialty gynecological products, with one exception. In June 1996, the Company appointed Schering, a major supplier of reproductive pharmaceuticals to the interventional gynecology market, as Conceptus' exclusive distributor in the United Kingdom to this market. The Company's products are currently marketed through specialty distributors in the Netherlands, Spain, Sweden, Switzerland, Australia, Israel and South Africa. The Company is negotiating with distributors to cover the remaining countries in Europe, the Pacific Rim (including Japan) and Latin America. The Company generally operates under written distribution agreements with its distributors which grant the distributor the exclusive right to sell the Company's products within a defined territory. These distributors also typically market other medical products, although the Company seeks to obtain covenants from its distributors prohibiting them from marketing medical devices that compete directly with the Company's products. The Company's distributors typically purchase the Company's products at a discount from list price and resell the products to hospitals, clinics and physicians. Sales to international distributors are usually denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country. See "Risk Factors--Dependence Upon International Distributors and Sales."

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

    As of March 1, 1998, Conceptus had applied for 14 United States patents, five of which have been issued to the Company, and has filed 25 foreign patents. The Company's issued patents contain claims regarding guidewire manipulation, a novel guidewire design and a delivery mechanism for a tubal occlusion device. The pending applications cover various aspects of the Company's proprietary tubal access platform technology, including certain claims specific to falloposcopy products, as well as the Company's S/TOP device, allowing the use of a physiologic solution during operative hysteroscopy and other products that are currently, or in the future may be, used in conjunction with the Company's product systems. Conceptus is also the licensee (from Target) for exclusive use in the field of reproductive physiology, of substantial technology developed by Target as described below, and has granted to Target an exclusive license in certain fields of interventional medicine outside of the field of reproductive physiology to certain Conceptus technology. Conceptus's exclusive license of Target's technology is applicable to all technology available to the Company as of February 1, 1996. Conceptus does not have any preferential rights for Target technology developed following that date. As of March 1, 1998, Target held, and Conceptus exclusively licensed from Target within the field of reproductive physiology, 78 issued United States patents, numerous United States patent applications and numerous foreign patents issued and applications pending covering various aspects of its products and core technology. Target's issued patents relate to the design of Target's micro-catheters, the initial patent for which expires in June 2006, certain aspects of guidewire design and other important aspects of Target's micro-catheter, guidewire and micro-coil technologies. In the event that such Target patents are at any time invalidated, the Company's proprietary position in the marketplace would be severely compromised. In addition, should the Target technology licensed to the Company be found to infringe upon a third party's technology, the Company's sale of products based on such infringing Target technology could be limited. Finally, in the event that the Company materially breaches the terms of its license from Target, Target will have the right to terminate the license. Any such termination of this license would deprive the Company of the right to develop or sell products based on the licensed technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Reliance on Patents and Protection of Proprietary Technology."

GOVERNMENT REGULATION

UNITED STATES

    The research, development, manufacture, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and most require clearance or approval by the FDA prior to commercialization. In addition, material changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The testing for, preparation of and subsequent review of applications by the FDA and foreign regulatory authorities is an expensive, lengthy and uncertain process. The failure by the Company to comply with FDA requirements could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant premarket clearance or premarket approval for devices, and criminal prosecution. Accordingly, the Company has invested in building an experienced team of regulatory professionals. For example, the Company's Senior Vice President, Clinical Research, Regulatory Affairs and Quality Assurance was appointed by the FDA to its OB/GYN Advisory Panel.

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

    As of February 28, 1998, the Company has received five 510(k) clearances for certain diagnostic and therapeutic indications of its T-TAC system. In addition, the Company has received two 510(k) clearances for its STARRT Falloposcopy system and its Stargate Catheter, both for the diagnosis of PTO. Conceptus has also received two 510(k) clearances for its FUTURA Resectoscope Sleeve in urologic applications and its ERA Resectoscope Sleeve in gynecological applications.

    The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the CDHS and to list its products with the FDA. As such, the Company will be periodically inspected by both the FDA and CDHS for compliance with GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. In July 1994, the Company's San Carlos facility was inspected by the CDHS with no observations, and the Company was subsequently granted a California medical device manufacturing license. In February 1997, the Company's San Carlos facility was inspected by the CDHS, and granted a California drug manufacturing license. In March 1997, the Company was inspected by the FDA, with no action indicated.

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

    The promotion of most products regulated by the FDA is subject to both FDA and Federal Trade Commission jurisdictions. The Company is also subject to regulation by the Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations. See "Risk Factors-- Government Regulations."

INTERNATIONAL

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

    The European Union has promulgated rules that require manufacturers of medical products to obtain by mid-1998 the right to affix to their products the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix to a Company product the CE mark will prohibit the Company from selling such product in member countries of the European Union after mid-1998. The Company received ISO certification in January 1998. Many countries in which the Company currently operates or intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future which could adversely affect the Company's ability to market its products. In addition, significant costs and requests by regulators for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally. See "Risk Factors--Government Regulations."

THIRD-PARTY REIMBURSEMENT

    Market acceptance of the Company's products in international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. As in the United States, the Company expects that ERA and FUTURA products will be covered within the hysteroscopy procedure reimbursement framework. Large-scale market acceptance of the Company's tubal catheterization, falloposcopy, sterilization and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Company has been informed by its international distributors that the tubal catheterization system has been approved for reimbursement in countries in which the Company markets its products. The Company's falloposcopy system has been approved for reimbursement only in Australia. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which the Company is seeking approvals and could have a material adverse effect on the Company's sales, business, financial condition and results of operations.

    Regardless of the type of reimbursement system, the Company believes that physician advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's systems. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company's systems for all indications intended by the Company. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Uncertainty Relating to Third Party Reimbursement."

COMPETITION

    In the infertility segment, the Company believes its primary current competition to be existing methods for diagnosing and treating diseases and disorders of the fallopian tubes. Accordingly, the Company competes with manufacturers of products that are used in other methods for diagnosing and treating tubal diseases and disorders, such as manufacturers of laparoscopic and hysteroscopic devices and other products that provide more invasive access to the fallopian tubes. The Company also competes with certain other companies that manufacture catheters and guidewires for tubal catheterization and falloposcopic devices. Additionally, certain smaller companies are developing alternative catheter-based systems for the diagnosis and treatment of female reproductive disorders which may compete directly with the Company's systems.

    In the therapeutic hysteroscopy market, there are four major endoscope companies (Karl Storz Endoscopy, Inc., Olympus, Inc., Circon Corporation and Richard Wolf Medical Instruments Corporation) that account for the majority of sales of the equipment and instruments used to perform these procedures. Although the Company believes it has significant intellectual property protection for its products, there can be no assurance that these companies or others (e.g. electrosurgical generator manufacturers) will not develop technology to enable electrosurgical therapeutic hysteroscopy to be performed with isotonic solution. The major endoscope companies and others also market cutting loops and coagulating roller balls which would be directly competitive with those manufactured and marketed by the Company. There are also a number of companies developing devices to perform endometrial ablation using different energy sources.

    The Company believes that its products have distinct advantages over those of its competitors based on the Company's advanced proprietary micro-catheter and guidewire technologies and its proprietary resectoscope sleeve technology. However, many of the Company's competitors have substantially greater name recognition and financial resources than the Company and have greater resources and expertise in research and development, obtaining regulatory approvals, manufacturing and marketing. Certain of these companies are developing and marketing devices for the diagnosis and treatment of disorders of the female reproductive system and others may choose to enter this market at a later date. See "Risk Factors-- Competition; Uncertainty of Technological Change" and "--Reliance on Patents and Protection of Proprietary Technology."

PRODUCT LIABILITY AND INSURANCE

    The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company currently maintains product liability insurance with coverage limits of $5,000,000 per occurrence and an annual aggregate maximum of $5,000,000, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims in connection with clinical trials or sale of the Company's products will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all. In addition, the Company may require increased product liability coverage as more of its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Product Liability Risk and Recalls; Limited Insurance Coverage."

EMPLOYEES

    As of March 1, 1998 the Company employed 67 individuals, 28 of whom were engaged directly in research, development, regulatory and quality assurance affairs, 9 in manufacturing and 30 in marketing, sales and administrative positions. The Company also contracts with outside consultants. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. None of the Company's employees is covered by a collective bargaining agreement. Conceptus believes that it maintains good relations with its employees. See "Risk Factors--Dependence Upon Key Personnel."

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, and their ages, as of February 28, 1998, are as follows:

NAME                                                    AGE                              POSITION
--------------------------------------------------      ---      --------------------------------------------------------
Kathryn A. Tunstall...............................          47   President, Chief Executive Officer and Director
Steve Bacich......................................          36   Vice President, Research and Development
Cynthia M. Domecus................................          38   Senior Vice President, Clinical Research, Regulatory
                                                                   Affairs and Quality Assurance
Sanford Fitch.....................................          57   Senior Vice President, Chief Financial Officer and
                                                                   Director
James J. Messemer.................................          39   Vice President, Business Development
Robert Thomas.....................................          36   Vice President, Operations

    MS. TUNSTALL joined Conceptus in July 1993 as President, Chief Executive Officer and a director. Prior to joining Conceptus, Ms. Tunstall spent seven years as an executive officer and in senior marketing positions of the Edwards Less Invasive Surgery Division of Baxter International ("Baxter"), a division engaged in the research and development, manufacturing and marketing of cardiovascular catheters, serving as President from June 1990 to June 1993 and serving as Vice President and Director of Worldwide Sales and Marketing from November 1986 to June 1990. From 1980 to 1986, Ms. Tunstall held various positions in manufacturing and marketing of McGaw Laboratories, a pharmaceutical and medical device company, serving most recently as Vice President of Marketing. She serves as a director of RESOLVE, a non-profit infertility support, education and advocacy organization. Ms. Tunstall holds a B.A. in Economics from the University of California and has also completed graduate level studies in Business and Healthcare Administration.

    MR. BACICH joined Conceptus in March 1997 as Vice President, Research and Development. Prior to joining Conceptus, Mr. Bacich spent seven years as a Co-founder and Director of New Product Development for Imagyn Medical, Inc., a medical device manufacturer of gynecological products for infertility and endoscopic procedures. From August 1987 to September 1989, Mr. Bacich held engineering positions in research and development and serving most recently as Senior Staff Engineer, Business Development for the Edwards Less Invasive Surgery Division of Baxter. From 1985 to 1987, Mr. Bacich held research and development positions at Mentor Corporation, a reconstructive surgery and urology company. From 1983 to 1985, Mr. Bacich held research and development positions at American Medical Optics, an ophthalmic medical device manufacturer and Division of American Hospital Supply Corporation. Mr. Bacich holds a B.S. in Biomedical Engineering from the University of California, San Diego.

    MS. DOMECUS has served as Senior Vice President, Clinical Research, Regulatory Affairs and Quality Assurance of Conceptus since May 1994. From March 1992 to May 1994 she served as Senior Director and

Director of Regulatory and Quality Affairs for Systemix, a biotechnology firm. From 1986 to 1992, Ms. Domecus served in varying regulatory affairs capacities with Collagen Corporation, a biomedical device manufacturer, serving most recently as Director of Regulatory Affairs from January 1991 to March 1992. Ms. Domecus has been certified by the Regulatory Affairs Certification Board of the Regulatory Affairs Professional Society. In 1995, Ms. Domecus was appointed by the FDA to its OB/GYN Advisory Panel as the industry representative. Ms. Domecus holds a B.A. in Psychology from the University of the Pacific.

    MR. FITCH has served as Vice President, Finance and Operations, Chief Financial Officer and a director of the Company since December 1994 and was promoted to Senior Vice President in February 1997. From January 1994 to December 1994, Mr. Fitch served as Vice President, Finance and Operations and Chief Financial Officer of Voyant Corporation, a video technology company. From December 1990 to January 1994, Mr. Fitch served as Chief Financial Officer of SanDisk Corp., a manufacturer of flash memory devices. From 1983 through 1989, Mr. Fitch was the Vice President and Chief Financial Officer of Komag Inc., a manufacturer of rigid media for the disk drive industry. Mr. Fitch holds an B.S. in Chemistry and an M.B.A. from Stanford University.

    MR. MESSEMER has served as Vice President, Business Development of Conceptus since joining the Company in February 1993. From 1987 to February 1993, Mr. Messemer held a variety of sales and sales management positions with SciMed Life Systems, a medical device manufacturer and distributor, serving most recently as Area Sales Director for the Northeast and Canada from January 1990 to January 1993. From 1984 to 1987, Mr. Messemer worked in sales in the Coronary Angioplasty and Extracorporeal divisions of C.R. Bard, Inc. ("Bard"), a medical products company. Prior to joining Bard, Mr. Messemer served as a sales representative for Ciba Pharmaceutical Company, a pharmaceutical manufacturer. Mr. Messemer holds a B.S. in Business Administration and Pre-Law from Texas Tech University.

    MR. THOMAS joined Conceptus in March 1997 as Vice President, Operations. From March 1990 to February 1997, Mr. Thomas was a founder and Vice President of Thomas Medical Products, a private medical device firm that was acquired by Vital Signs, Inc. From November 1984 to February 1990, Mr. Thomas served in various capacities in Operations Management with the Pharmaseal Division of Baxter Healthcare in the Access Devices business unit. Mr. Thomas holds a B.A. in Economics from Ursinus College.

    During fiscal 1997, Dr. Lee Blumenfeld served as Vice President, Worldwide Sales and Marketing, a position he held since 1995. Dr. Blumenfeld left the Company effective as of December 31, 1997.

ITEM 2. PROPERTIES

    The Company is currently occupying approximately 14,000 square feet in San Carlos, California. The facility is subject to a lease which expires in December, 1999. The Company has leased additional space in the amount of approximately 16,397 square feet, also in San Carlos, California which is subject to a lease which expires in May, 2002. The Company believes that it will be able to lease additional space or renew its existing leases as necessary.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending or threatened legal proceedings against the Company. The Company from time to time is involved in routine legal matters incident to its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

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

                                                                               HIGH        LOW
                                                                             ---------  ---------
Period from January 1, 1997 through March 31, 1997.........................  $   14.25  $   9.375
Period from April 1, 1997 through June 30, 1997............................  $   12.75  $    8.50
Period from July 1, 1997 through September 30, 1997........................  $   10.25  $   6.625
Period from October 1, 1997 through December 31, 1997......................  $   11.00  $   4.125

    As of February 28, 1998, the Company had approximately 130 stockholders of record and approximately 1,780 beneficial owners of its Common Stock. The Company's directors, executive officers and principal stockholders, including BSC, beneficially owned, in the aggregate, approximately 22% of the Company's outstanding Common Stock. These stockholders, if acting together, would be able to influence substantially all matters requiring approval by the stockholders of the Company, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company, declaration of dividends on the Common Stock and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company. See "Risk Factors--Volatility of Stock Price" and "--Influence by Directors, Executive Officers and Principal Stockholders." The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K.

                                                      PERIOD FROM
                                                       INCEPTION
                                                    (SEPTEMBER 18,              YEAR ENDED DECEMBER 31,
                                                   1992) TO DECEMBER  --------------------------------------------
                                                       31, 1993         1994       1995        1996        1997
                                                   -----------------  ---------  ---------  ----------  ----------
STATEMENT OF OPERATIONS DATA:
Net sales........................................      $  --          $     389  $     243  $      664  $    1,426
Cost of sales....................................         --                718      1,021       1,208       3,516
                                                         -------      ---------  ---------  ----------  ----------
Gross profit.....................................         --               (329)      (778)       (544)     (2,090)
Operating costs and expenses:
  Research and development.......................          1,237          1,778      2,589       8,509       5,429
  Selling, general and administrative............          1,081          1,894      2,805       4,824       6,323
                                                         -------      ---------  ---------  ----------  ----------
    Total operating expenses.....................          2,318          3,672      5,394      13,333      11,752
                                                         -------      ---------  ---------  ----------  ----------
Loss from operations.............................         (2,318)        (4,001)    (6,172)    (13,877)    (13,842)
Interest and investment income, net..............             62            125        323       2,185       1,784
                                                         -------      ---------  ---------  ----------  ----------
    Net loss.....................................      $  (2,256)     $  (3,876) $  (5,849) $  (11,692) $  (12,058)
                                                         -------      ---------  ---------  ----------  ----------
                                                         -------      ---------  ---------  ----------  ----------
Basic and diluted net loss per share.............                                           $    (1.39) $    (1.29)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Shares used in computing basic and diluted net
  loss per share.................................                                                8,396       9,381
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Pro forma basic and diluted net loss per share
  (1)............................................                                $   (1.37)
                                                                                 ---------
                                                                                 ---------
Shares used in computing pro forma basic and
  diluted net loss per share (1).................                                    4,273
                                                                                 ---------
                                                                                 ---------

                                                             1993       1994        1995        1996        1997
                                                           ---------  ---------  ----------  ----------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments........  $   1,260  $   5,253  $    5,082  $   39,021  $   27,058
Working capital..........................................        976      5,089       4,407      37,078      26,608
Total assets.............................................      1,610      6,221       6,092      40,093      29,480
Long-term portion of debt and capital lease
  obligations............................................         22        264         153          34           1
Redeemable convertible preferred stock...................      3,465     11,453      16,624      --          --
Accumulated deficit......................................     (2,256)    (6,132)    (11,981)    (23,673)    (35,731)
Total stockholders' equity...............................     (2,254)    (6,125)    (11,877)     37,595      27,504

------------------------

(1) See Note 1 to Notes to Consolidated Financial Statements for information concerning calculation of pro forma basic and diluted net loss per share

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of minimally invasive devices for reproductive medical applications. The Company's current focus is on improving the safety of resectoscopic procedures, developing products for improved diagnosis of infertility and providing a non-surgical approach to fallopian tube sterilization, the most commonly performed contraceptive procedure worldwide. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, to conduct research and development, and to expand marketing and sales activities.

    The Company's initial commercial products, the T-TAC and STARRT Falloposcopy systems, have generated limited sales to date. The Company currently sells its products to international markets through a limited number of distributors who resell to physicians and hospitals. Domestically, the Company sells its products through a small direct sales force and U.S. distributors. Sales to distributors are made on open credit terms and may include purchase discounts. In 1996 and 1995, the Company made adjustments to the profile of its distributors, resulting in replacement and addition of new distributors in domestic and international markets. In 1997, the Company added an additional domestic distributor. Although the Company began marketing components of its T-TAC system in April 1995, general marketing of the system commenced upon the receipt of a 510(k) clearance for diagnosis of proximal tubal occlusion in August 1995. Sales in 1996 were through a small direct sales force and two new significant distributors on open credit terms and consisted primarily of commercial shipments of T-TAC products. Sales in 1997 were through a small direct sales force and existing distributors, as well as a new distributor, on open credit terms and consisted of commercial shipments of T-TAC and FUTURA products.

    In the fourth quarter of 1996 the Company presented results from the IMSF study of its STARRT Falloposcopy system. Study data showed that use of the STARRT Falloposcopy system altered infertility diagnosis in the majority of cases versus conventional infertility diagnosis. In February 1998, the Company received 510(k) clearance of its second generation STARRT catheter, the Stargate Catheter, a component of the Company's STARRT Falloposcopy System, for the diagnosis of PTO. The Stargate Catheter is a modification of the VS Falloposcopy Catheter, which was previously cleared for marketing in the United States by the FDA. The Stargate Catheter is designed to improve visualization of the fallopian tube by reducing the amount light reflected off of tubal surfaces.

    On November 26, 1996, the Company completed the acquisition of Microgyn, a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn, Inc. in exchange for $3.0 million in cash on the acquisition date and $1.0 million in stock paid six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. In May 1997, the Company satisfied the $1.0 million accrued acquisition cost by issuing 104,708 shares of Common Stock. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones. The acquisition was accounted for using the purchase method. The Company is continuing product development of the Microgyn product portfolio, clinical and marketing activities and is developing a distribution strategy for both international and domestic customers.

    In the second half of 1997 the Company introduced the ERA and FUTURA Resectoscope Sleeve products from the Microgyn technology portfolio. These products allow the use of physiologic solution when performing hysteroscopic procedures, which increases the safety of resection procedures by eliminating the risk of dilutional hyponatremia, a complication that can lead to serious heart, lung, and brain disorders. The Company received 510(k) clearance for its FUTURA Resectoscope Sleeve for urologic applications in the first quarter of 1997. In September 1997, the Company received 510(k) clearance for its ERA Resectoscope Sleeve for gynecological procedures. Also in September 1997, the Company entered into a marketing and distribution agreement with Imagyn, formerly UroHealth, Inc., granting Imagyn an exclusive, worldwide license to distribute products for urologic applications of the resectoscope sleeve. Since December 31, 1997, Imagyn has not purchased any of the Company's products. In March 1998, Imagyn notified the Company of its intent to terminate the distribution agreement between the parties as of June 30, 1998. Although the Company and Imagyn are currently renegotiating the terms of their relationship, there can be no assurance that the parties will reach an agreement on such terms. There can be no assurance that the Company will be able to obtain a suitable alternate distributor for its products for urologic applications. The inability to attract new significant distributors or the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to sell the ERA Resectoscope Sleeve for gynecologic applications in the United States and internationally through a combination of a direct sales force and distributors in certain markets and regions.

    In the fourth quarter of 1997, the Company acquired the exclusive manufacturing rights from Medical Scientific, Inc., the supplier of the Company's ERA and FUTURA Resectoscope Sleeves. The manufacturing know-how related to the ERA and FUTURA Resectoscope Sleeves has been transferred to the Company's facility in San Carlos, with full production anticipated by the end of the first quarter 1998. The acquisition and transfer of these manufacturing rights resulted in additional cost of goods expenditures approximating $1.1 million.

    Certain of the Company's products are manufactured by original equipment manufacturers while others are manufactured by Conceptus at its location in San Carlos, California. If the volume of T-TAC, STARRT, and ERA and FUTURA products increases significantly, the Company expects to increase its direct manufacturing operations in order to better control product costs and increase gross margin. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its domestic and international distributor network, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

    The Company continues to devote significant resources to the product development program for the S/TOP device, a non-surgical alternative to surgical tubal ligation, the most commonly used method of sterilization. The system utilizes a unique micro-coil designed to be permanently implanted into the fallopian tube in order to obtain effective sterilization. Peri- and pre-hysterectomy patients have participated in trials to determine the tissue response to the implanted microcoil. In July 1997, the Company commenced a Phase II efficacy study of the S/TOP system in Australia. The Phase II study involves device placement in fertile women who desire permanent sterilization. Study patients will be monitored for a minimum of two years.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    Sales increased 115% to $1,426,000 in 1997 from $664,000 in 1996. This increase was due to increased commercial shipments of the Company's T-TAC products to a significant domestic distributor, as well as commercial shipments of the Company's FUTURA products to a new domestic distributor. Sales increased 173% to $664,000 in 1996 from $243,000 in 1995. This increase was due to increased commercial shipments of the Company's T-TAC products to a significant domestic distributor and increased sales to international distributors. Sales to domestic customers represented 83% of sales in 1997, 68% of sales in 1996 and 48% of sales in 1995.

    Cost of sales increased 191% to $3.5 million in 1997 from $1.2 million in 1996. This increase was primarily due to approximately $1.1 million associated with the acquisition of the exclusive manufacturing rights of the Company's ERA and FUTURA products from MSI, combined with increased unit shipments of T-TAC and FUTURA products. Cost of sales increased 18% to $1.2 million in 1996 from $1.0 million in 1995. This increase was primarily due to increased unit shipments of T-TAC products.

    Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased to $5.4 million in 1997 from $3.8 million in 1996 (net of $4.8 million of acquired in-process research and development) and $2.6 million in 1995. The increase of $1.6 million in 1997 and the prior year increases were primarily attributable to the increased number of research and development employees and related use of supplies, prototype materials and inventory, and increased expenses associated with supporting various clinical trials.

    As discussed above, the Company expensed $4.8 million of acquired in-process research and development in connection with the acquisition of Microgyn in 1996.

    Selling, general and administrative ("SG&A") expenses increased to $6.3 million in 1997 from $4.8 million in 1996 and $2.8 million in 1995. The $1.5 million increase in 1997 and the $2.0 million increase in 1996 were primarily due to the growth in marketing expenses associated with promoting the Company's products and growth of United States and European sales and marketing personnel, increased administrative costs required to support expanding operations and increased administrative costs of being a public company,

    Net interest and investment income decreased to $1.8 million in 1997 from $2.2 million in 1996. The decrease is a result of lower average cash balances due to the utilization of cash for operations. Net interest and investment income increased to $2.2 million in 1996 from $323,000 in 1995. The increase in 1996 was due to higher average cash balances from proceeds of the initial public offering in February 1996. Proceeds from these financing activities were invested in high grade short-term investments. Interest expense for all periods was insignificant.

    As a result of the items discussed above, net loss increased to $12.1 million in 1997 from $11.7 million in 1996 and $5.8 million in 1995.

    At December 31, 1997 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $29.7 million and $11.0 million, respectively. In addition, at December 31, 1997 the Company had research credit carryforwards of approximately $700,000. The net operating loss and credit carryforwards described above will expire, if not utilized, at various dates beginning in the years 1998 through 2012. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the change of ownership provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization. See "Risk Factors--Limited Operating History; Anticipated Future Losses."

ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), which the Company adopted in the year ended December 31, 1997. Under the new requirements for calculating basic earnings per share, the effect of potentially dilutive securities such as stock options is excluded. The impact of Statement 128 results in no change to the Company's net loss per share, as potentially dilutive securities have been excluded from the current computation as they are antidilutive. Basic and diluted net loss is computed using the weighted average number of shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $35.7 million at December 31, 1997. On February 1, 1996, the Company completed an initial public offering of 3,450,000 shares of the Company's Common Stock at $14.00 per share, resulting in net proceeds of $44.1 million. Prior to the initial public offering, the Company funded its operations since incorporation primarily through the private placement of equity securities, as well as through interest income, equipment financing and secured loan arrangements. Through December 31, 1995, the Company had raised approximately $16.6 million from the private placement of equity securities.

    At December 31, 1997, Conceptus had cash, cash equivalents and investments of $27.1 million compared with $39.0 million at December 31, 1996. The decrease in 1997 was due to $12.0 million used in 1997 operations, primarily to fund increasing levels of research and development of the Company's products, international clinical trials, the initial marketing of the Company's falloposcopy products internationally and in the United States, and general and administrative expenses to support increased operations.

    Capital expenditures during 1997 were $1.0 million compared with $375,000 in 1996. This increase was primarily due to the implementation of a new computer system, the acquisition of machinery and equipment necessary to manufacture the ERA and FUTURA Resectoscope Sleeves and the leasehold improvements on the Company's new facility. The Company plans to finance its capital needs principally from its existing capital resources, and to the extent available, bank and lease financing.

    Conceptus believes that its existing capital resources will be sufficient to fund its operations through 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing the Company's products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States and internationally, the resources required to expand manufacturing capacity and facilities requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

    IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K.

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's products have generated limited revenue to date. There can be no assurance that any of the Company's existing or future products will gain any significant degree of market acceptance among physicians, patients and healthcare payors, even if reimbursement and necessary international and United States regulatory approvals are obtained. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of the Company's products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company believes that physicians will not use the Company's products unless they determine, based on clinical data and other factors, that these systems are an attractive alternative to other means of diagnosing and treating diseases and disorders of the female reproductive system and that the products offer clinical utility in a cost-effective manner. Acceptance among physicians will also depend upon the Company's ability to train interventional gynecologists and other potential users of the Company's products in new interventional techniques and upon the willingness of such persons to learn these new techniques. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON TRANSCERVICAL TUBAL ACCESS AND CATHETERIZATION
PRODUCTS. The Company's initial commercial products, the T-TAC and STARRT Falloposcopy systems, have generated limited sales to date. Current applications for these systems include accessing, diagnosing and treating diseases and disorders of the fallopian tubes. Expanding the number of applications for these products will require additional development and, in certain cases, clinical trials and regulatory approvals. The Company would experience a material adverse effect on its business, financial condition and results of operations if these products are not successfully commercialized for existing or future applications.

    LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC, STARRT Falloposcopy and S/TOP systems and, since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of December 31, 1997, had an accumulated deficit of $35.7 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining selected regulatory and reimbursements approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities and establishing an international network. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

    RELIANCE ON PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend substantially on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that the Company's five issued patents, any future patents that may be issued as a result of the Company's United States or foreign patent applications, or the patents under which the Company has license rights, will offer any degree of protection to the Company's products against competitive products. There can be no assurance that any patents that may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

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

    A patent issued to Target, and subject to Target's license to the Company, which contains claims relating to the design of the Company's Variable Softness micro-catheters (the "Target patent"), has been the subject of four reexamination proceedings in the USPTO. Following the completion of the first of such proceedings, the USPTO issued a reexamination certificate and confirmed the patentability. After the USPTO's review of petitions for second, third and fourth reexaminations, Target received notice from the USPTO that it had reaffirmed the patentability of the claims of the Target patent. In addition, in November 1994, Target filed a lawsuit in United States District Court against SciMed Life Systems, Inc. ("SciMed"), a subsidiary of BSC, and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, Inc., alleging infringement of a Target patent relating to variable stiffness in microcatheters, and seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Target patent. The defendants responded by challenging the validity of the Target patent, denying infringement and raising other defenses. In May 1996, the District Court granted Target's motion for an injunction prohibiting the defendants from continuing to sell the products alleged to infringe the patent. In July 1996, the United States Court of Appeals for the Federal Circuit stayed the injunction pending an appeal by the defendants. Upon the recent merger between BSC and Target, the lawsuit has been dismissed as to SciMed. Subsequently, the Court of Appeals vacated the preliminary injunction. The lawsuit was dismissed as to Cordis pursuant to a settlement agreement signed January 9, 1998. Any invalidation of the Target patent could have a material adverse effect on the Company's business, financial condition and results of operations.

    Legislation is pending in Congress that, if enacted in its present form, would limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions that are themselves patentable. While the Company cannot predict whether the legislation will be enacted, or precisely what limitations will result from the law if enacted, any limitation or reduction in the patentability of medical and surgical methods and procedures could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

    In addition to patents, the Company relies on trade secrets and technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the

Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that Conceptus can meaningfully protect its rights in unpatented proprietary technology.

    GOVERNMENT REGULATION. The manufacture and sale of medical devices, including the medical devices used in the Company's T-TAC and STARRT Falloposcopy systems and ERA and FUTURA Resectoscope Sleeves, are subject to extensive regulation by numerous government authorities, both in the United States and internationally. In the United States, the principal regulatory authorities are the Food and Drug Administration ("FDA") and corresponding state agencies, such as the California Department of Health Services ("CDHS"). The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain. The FDA requires companies that wish to market a new medical device or an existing medical device for use for a new indication to obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a premarket approval ("PMA") prior to the introduction of such product into the market. In addition, material changes to medical devices are also subject to FDA review and clearance or approval. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to certain legally marketed devices, for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). Though generally believed to be a shorter, less costly regulatory path than a PMA, the 510(k) may need to be supported by appropriate data establishing to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In addition, the FDA may require review by an advisory panel as a condition for 510(k) clearances, which can further lengthen the regulatory process. The PMA approval process can take several years from initial filing and requires the submission of extensive supporting data and clinical information. No assurance can be given that any future products or applications developed by the Company will not require approval under the more lengthy and expensive PMA process. If the Company is required to obtain approval for any products pursuant to the PMA procedure or, if the 510(k) process with respect to any products is extended for a considerable length of time, the commencement of commercial sales of the Company's products will be delayed substantially.

    There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA or other approvals to market its products for the intended uses on a timely basis, if at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, regulatory clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

    Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements.

    The European Union has promulgated rules that require manufacturers of medical products to obtain by mid-1998 the right to affix to their products the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix to a Company product the CE mark will prohibit the Company from selling such product in member countries of the European Union after mid-1998. The Company received ISO certification in January 1998. Many countries in which the Company currently operates or intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future which could adversely affect the Company's ability to market its products. In addition, significant costs and requests by regulators for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally.

    Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, in order for companies to obtain such approvals, the FDA and certain foreign regulatory authorities impose numerous additional requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those specifically cleared for marketing by the FDA. The Company will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practices ("GMP") and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the CDHS, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new government regulations or policies could prevent or delay regulatory approval of the Company's products. The Company cannot predict the impact, if any, such changes might have on its business, financial condition or results of operations.

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE; EMERGING MARKET. The Company has only limited experience marketing and selling its products in commercial quantities. Establishing marketing and sales capability sufficient to support sales in commercial quantities will require significant resources, and there can be no assurance that the Company will be able to recruit and retain qualified marketing personnel, direct sales personnel or contract sales representatives or that future sales efforts of the Company will be successful. The Company currently sells its products to international markets through a limited number of distributors who resell to physicians and hospitals. Domestically, the Company sells its products through a small direct sales force and U.S. distributors. Sales to distributors are made on open credit terms and may include purchase discounts. In 1997, sales to two of the Company's distributors accounted for approximately 90% of the Company's total net sales. One of these distributors, Imagyn, has notified the Company of its intention to terminate the distribution agreement between the parties as of June 30, 1998. Although the Company and Imagyn are currently renegotiating the terms of their relationship, there can be no assurance that the parties will reach an agreement on such terms. The loss of either of these two distributors or the inability to attract new significant distributors could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, interventional gynecology is an emerging medical market with widely varying practice patterns. Therefore, there is no proven distribution channel for marketing the Company's products in the United States or internationally. While the Company is committed to establishing an effective distribution channel for its products, there can be no assurance that the Company will be successful in doing so. The failure to establish and maintain an effective worldwide distribution channel for the Company's products, or to retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON INTERNATIONAL DISTRIBUTORS AND SALES. The Company currently has a limited network of international distributors, which market the Company's products to certain European, African, Asian and Australian countries. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. The Company relies on these distributors to assist it in obtaining product registration and reimbursement approvals in certain international markets. The Company's strategy is to operate internationally through distributors with an established franchise in the field of gynecology. If a distributor were to fail to invest adequate capital promoting the Company's products and training physicians in the proper techniques for utilizing the Company's products, or were to cease operations, the Company would likely be unable to achieve significant sales in the subject territory. Furthermore, Conceptus does not currently have distributors in a number of international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors in these markets in a timely manner, if at all. The failure to engage such distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

    A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, changes in regulatory requirements or interpretations thereof, export license requirements, political instability, trade restrictions, changes in tariffs, and difficulties in staffing, coordinating and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. There can be no assurance that the Company will be able to commercialize successfully its current or future products in any international market.

    UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the cost associated with the treatment of patients. Although reimbursement for catheterization and hysteroscopy procedures has generally been available in the United States, there can be no assurance that such reimbursement will continue to be available. The Company does not expect that third-party reimbursement will be available for its products unless and until FDA clearance or approval is received. There can be no assurance, even if the Company's products are cleared by the FDA for new clinical applications, that full reimbursement will be available for such procedures. If FDA clearance or approval is received, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors. To date, the Company has received FDA clearance and approval on its products in connection with its T-TAC and STARRT Falloposcopy systems, and the Company believes third-party reimbursement will be available in the United States under existing procedure codes for diagnosis and re-establishment of patency of the fallopian tubes and, if applicable, for related interpretation of such procedures. In addition, the Company has received FDA clearance and approval on its ERA and FUTURA Resectoscope Sleeves and believes third-party reimbursement will be available under existing procedures codes for hysteroscopy and TURP. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability. The Company could also be adversely affected by changes in reimbursement policies of government or private healthcare payors, particularly to the extent that any such changes affect reimbursement for therapeutic or diagnostic catheterization procedures or hysteroscopy procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the Company's products are used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Market acceptance of the Company's products in international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country, and include both government-sponsored and private healthcare insurance. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which the Company is seeking approvals and could have a material adverse effect on the Company's sales, business, financial condition and results of operations.

    COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. The medical device industry is highly competitive. The Company expects competition for devices to diagnose and treat female reproductive disorders to increase. Many of the Company's competitors have substantially greater name recognition and financial resources than the Company and have greater resources and expertise in research and development, obtaining regulatory approvals, manufacturing and marketing. Certain of these companies are developing and marketing devices for the diagnosis and treatment of disorders of the female reproductive system and others may choose to enter this market at a later date. Additionally, certain smaller companies are developing alternative catheter-based systems for the diagnosis and treatment of female reproductive disorders that may compete directly with the Company's systems. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than those developed by the Company or that would render the Company's products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against such competitors based on its abilities to manufacture, market and sell its products.

    As the Company commercializes its S/TOP system, it expects to compete against other surgical procedures for permanent contraception, mechanical devices and other contraceptive methods. The Company also competes with other companies for clinical sites to conduct trials. The medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. Consequently, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and commercialization of new products. Product development involves a high degree of risk and there can be no assurance that the Company's research and development efforts will result in commercially successfully products. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so and that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED MANUFACTURING EXPERIENCE. The Company has limited experience in manufacturing its products in commercial quantities. The Company currently manufactures the T-TAC and STARRT products in small quantities for commercial sales. The Company will begin commercial production of the ERA and FUTURA product lines during the first quarter of 1998. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. There can be no assurance that the Company will not encounter manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON SOLE SOURCE SUPPLIERS; LACK OF CONTRACTUAL
ARRANGEMENTS. Conceptus purchases both raw materials used in its products and finished goods from various suppliers and relies on single sources for most of these items. The Company does not have formal supply contracts with several key vendors and, accordingly, no assurance can be made that such firms will continue to supply the Company with such raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities in support of international commercial sales and, to the extent that FDA approvals are received, United States commercial sales.

    POSSIBLE FUTURE CAPITAL REQUIREMENTS. Conceptus believes that its existing capital resources will be sufficient to fund its operations through 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing the Company's products. The Company's capital requirements will also depend on, among other things, the resources required to hire, develop and maintain a direct sales force in the United States and internationally, the resources required to expand manufacturing capacity and facilities requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    PRODUCT LIABILITY RISK AND RECALLS; LIMITED INSURANCE COVERAGE. The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company currently maintains product liability insurance with coverage limits of $5,000,000 per occurrence and an annual aggregate maximum of $5,000,000, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims in connection with clinical trials or sale of the Company's products will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON KEY PERSONNEL. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. Furthermore, the Company relies on the services of several medical and scientific consultants, all of whom are employed on a full-time basis by hospitals or academic or research institutions. Such consultants are therefore not available to devote their full time or attention to the Company's affairs.

    INFLUENCE OF BOSTON SCIENTIFIC CORPORATION. As of February 28, 1998, BSC beneficially owned approximately 14.92% of the Company's outstanding Common Stock. Accordingly, BSC may be able to exercise influence over the business and financial affairs of the Company. In April 1997, BSC completed the acquisition of Target, by merging Target with a wholly owned subsidiary. Certain of the Company's products are based upon patents and other intellectual property licensed from Target, on an exclusive basis within the field of reproductive physiology. In the event that such Target patents are at any time invalidated, the Company's proprietary position in the marketplace would be severely compromised and the Company's competitors could have the ability to incorporate the Target technology in their products. In addition, should the Target technology licensed to the Company be found to infringe upon a third party's technology, the Company's sale of products based on such infringing Target technology could be limited. Finally, in the event that the Company materially breaches the terms of its license from Target, Target will have the right to terminate the license. Any such termination of this license would deprive the Company of the right to develop or sell products based on the licensed technology, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    INFLUENCE BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. As of February 28, 1998, the Company's directors, executive officers and principal stockholders, including BSC, beneficially owned, in the aggregate, approximately 22% of the Company's outstanding Common Stock. These stockholders, if acting together, would be able to influence substantially all matters requiring approval by the stockholders of the Company, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company, declaration of dividends on the Common Stock and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

    POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, progress of clinical trials and introduction of competitive products.

    VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The Company's stock price has in the past been, and may in the future be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Finally, the Company participates in a highly dynamic industry, which often results in significant stock price volatility.

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

    EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the stockholders, provide for a classified board of directors, eliminate the right of stockholders to act by written consent without a meeting and eliminate cumulative voting in the election of directors. In addition, the Company has adopted a stockholder rights plan. The stockholder rights plan, and the charter and bylaw provisions described above, may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company.

    ABSENCE OF DIVIDENDS. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

    YEAR 2000 COMPLIANCE. The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. These computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has been informed by its information system vendors that such systems are able to process the Year 2000 accurately and accordingly does not anticipate any Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties which are not Year 2000 compliant may have on the operations of the Company. There can be no assurance that such plan will be able to address fully, or at all, the impact of the "Year 2000 issue" on the Company, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements are set forth in this Annual Report on Form 10-K beginning on page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its annual meeting of stockholders to be held May 26, 1998, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, and the information included therein is incorporated herein by reference to the extent detailed below

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    (1) Consolidated Financial Statements and Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets at December 31, 1997 and 1996

        Consolidated Statements of Operations Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statement of Stockholders' Equity Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows Years Ended December 31, 1997, 1996, and 1995

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

        Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  EXHIBIT
   NUMBER                                       DESCRIPTION
------------  --------------------------------------------------------------------------------
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

 10.6(1)(3)   Supplier Agreement dated March 29, 1995 between the Registrant and Advanced
                Cardiovascular Systems, Inc.

 10.7(1)(3)   License Agreement dated December 28, 1992 between the Registrant and Target
                Therapeutics, Inc.

 10.8(1)      Secured Note Purchase Agreement dated March 30, 1994 between the Registrant and
                Target Therapeutics, Inc.

 10.9(1)      Master Lease Agreement dated March 30, 1994 between the Registrant and Target
                Therapeutics, Inc.

 10.10(1)     Second Amended and Restated Rights Agreement dated May 26, 1995.

  EXHIBIT
   NUMBER                                       DESCRIPTION
------------  --------------------------------------------------------------------------------
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

 10.16(9)     Third Addendum to Lease Agreement with Dani Investment Partners.

 10.17(9)     Lease Agreement with Three Sisters Ranch Enterprises dated April 15, 1997

 10.18(10)    Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall.

 10.19(10)    Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Sanford Fitch.

 10.20(10)    Form of Senior Management Change of Control Agreement.

 10.21(11)    Marketing and Distribution Agreement, dated as of September 16, 1997, between the Registrant and Imagyn Medical Technologies.

 10.22        Loan Agreement with Steve Bacich dated April 24, 1997.

 10.23        Promissory Note with Steve Bacich dated April 24, 1997.

 10.24        Master Consulting Agreement with Florence Comite dated September 10, 1997.

 10.25        Manufacturing Transition Agreement with Medical Scientific, Inc. dated October
                1, 1997.

 10.26        Royalty Agreement with Medical Scientific, Inc. dated October 1, 1997.

 10.27        Master Consulting Agreement with Howard Palefsky dated October 15, 1997.

 23.1         Consent of Ernst & Young LLP.

 24.1         Power of Attorney (See Page 60 of this Report).

 27.1         Financial Data Schedule.

 27.2         Restated Financial Data Schedule for the period from January 1, 1996 to March
                31, 1996.

------------------------

 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.

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

 (7) Incorporated by reference to Exhibit 2.1 filed in response to Item 7(c) of the Registrant's Report on Form 8-K filed on December 10, 1996.

 (8) Incorporated by reference to Exhibit 1 filed in response to Item 2 of the Registrant's Form 8-A filed on February 28, 1997.

 (9) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

 (10) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (11) Incorporated by reference to Exhibit 10.16 filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                CONCEPTUS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors........................................................          43

Audited Financial Statements

Consolidated Balance Sheets...........................................................          44

Consolidated Statements of Operations.................................................          45

Consolidated Statement of Stockholders' Equity........................................          46

Consolidated Statements of Cash Flows.................................................          47

Consolidated Notes to Financial Statements............................................          48

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conceptus, Inc.

    We have audited the accompanying consolidated balance sheets of Conceptus, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conceptus, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Palo Alto, California
February 2, 1998

                                CONCEPTUS, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                          1997      1996
                                                                        --------  --------
                                          ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  9,250  $ 16,939
  Short-term investments..............................................    17,808    22,082
  Accounts receivable, net of allowance for doubtful accounts of $77
    and $178 at December 31, 1997 and 1996, respectively..............       540       105
  Inventories.........................................................       355       182
  Other current assets................................................       290       234
                                                                        --------  --------
Total current assets..................................................    28,243    39,542

Property and equipment, net...........................................     1,090       543
Other assets..........................................................       147         8
                                                                        --------  --------
                                                                        $ 29,480  $ 40,093
                                                                        --------  --------
                                                                        --------  --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $    699  $    588
  Accrued compensation................................................       670       455
  Accrued acquisition costs...........................................     --        1,000
  Other accrued liabilities...........................................       135       302
  Current portion of deferred revenue.................................        97     --
  Current portion of debt and capital lease obligations...............        34       119
                                                                        --------  --------
Total current liabilities.............................................     1,635     2,464

Long-term portion of debt and capital lease obligations...............         1        34

Long-term portion of deferred revenue.................................       340     --

Commitments

Stockholders' equity:
  Common stock, $0.003 par value, 30,000,000 shares authorized;
    9,495,053 and 9,206,795 shares issued and outstanding at December
    31, 1997 and 1996, respectively...................................    63,505    61,876
  Stockholder notes receivable........................................       (54)      (49)
  Deferred compensation...............................................      (216)     (559)
  Accumulated deficit.................................................   (35,731)  (23,673)
                                                                        --------  --------
Total stockholders' equity............................................    27,504    37,595
                                                                        --------  --------
                                                                        $ 29,480  $ 40,093
                                                                        --------  --------
                                                                        --------  --------

                            See accompanying notes.

                                CONCEPTUS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                   1997      1996     1995
                                                                 --------  --------  -------
Net sales......................................................  $  1,426  $    664  $   243
Cost of sales..................................................     3,516     1,208    1,021
                                                                 --------  --------  -------
Gross profit...................................................    (2,090)     (544)    (778)

Operating expenses:
  Research and development.....................................     5,429     3,757    2,589
  Selling, general and administrative..........................     6,323     4,824    2,805
  Acquired in-process research and development.................     --        4,752    --
                                                                 --------  --------  -------
Total operating costs and expenses.............................    11,752    13,333    5,394
                                                                 --------  --------  -------

Operating loss.................................................   (13,842)  (13,877)  (6,172)

Interest and investment income, net............................     1,797     2,211      361
Interest expense...............................................       (13)      (26)     (38)
                                                                 --------  --------  -------
Net loss.......................................................  $(12,058) $(11,692) $(5,849)
                                                                 --------  --------  -------
                                                                 --------  --------  -------
Basic and diluted net loss per share...........................  $  (1.29) $  (1.39)
                                                                 --------  --------
                                                                 --------  --------
Shares used in computing basic and diluted net loss per
  share........................................................     9,381     8,396
                                                                 --------  --------
                                                                 --------  --------
Pro forma basic and diluted net loss per share.................                      $ (1.37)
                                                                                     -------
                                                                                     -------
Shares used in computing pro forma basic and diluted net loss
  per share....................................................                        4,273
                                                                                     -------
                                                                                     -------

                            See accompanying notes.

                                CONCEPTUS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         STOCKHOLDERS' EQUITY
                                                                            ----------------------------------------------
                                                    REDEEMABLE CONVERTIBLE   SERIES A CONVERTIBLE
                                                       PREFERRED STOCK         PREFERRED STOCK           COMMON STOCK
                                                    ----------------------  ----------------------  ----------------------
                                                     SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                    ---------  -----------  ---------  -----------  ---------  -----------
Balances at December 31, 1994.....................  2,837,700   $  11,453     666,666   $  --         122,472   $      32
Issuance of Series D redeemable preferred stock at
 $5.10 per share in May and June 1995 for cash,
 net of issuance costs of $12.....................  1,016,257       5,171      --          --          --          --
Issuance of common stock for $0.48 per share in
 January 1995, in exchange for note receivable....     --          --          --          --          50,000          24
Issuance of common stock for cash in February
 through November 1995 at $0.48 to $0.51 per
 share............................................     --          --          --          --          23,776           7
Deferred compensation related to grant of stock
 options..........................................     --          --          --          --          --             868
Amortization of deferred compensation.............     --          --          --          --          --          --
Net loss..........................................     --          --          --          --          --          --
                                                    ---------  -----------  ---------  -----------  ---------  -----------
Balances at December 31, 1995.....................  3,853,957      16,624     666,666      --         196,248         931
Conversion of redeemable preferred stock exercised
 to common stock..................................  (3,853,957)    (16,624)    --          --       3,853,957      16,624
Series A convertible preferred stock converted to
 common stock.....................................     --          --        (666,666)     --         666,666      --
Initial Public Offering common stock shares issued
 in February at $14.00 per share, net of issuance
 costs of $4.3 million............................     --          --          --          --       3,450,000      43,992
Issuance of common stock for cash in 1996 at $0.30
 to $9.15 per share, pursuant to exercise of
 options..........................................     --          --          --          --         116,543          98
Issuance of common stock for cash in 1996 at
 $8.7125 to $11.90 per share, pursuant to the
 employee stock purchase plan.....................     --          --          --          --          18,524         182
Issuance of common stock for cash in 1996 at $3.00
 and $4.80 per share, pursuant to exercisable
 warrants.........................................     --          --          --          --          12,000          49
Net exercise of warrants..........................     --          --          --          --         892,857      --
Amortization of deferred compensation.............     --          --          --          --          --          --
Net loss..........................................     --          --          --          --          --          --
                                                    ---------  -----------  ---------  -----------  ---------  -----------
Balances at December 31, 1996.....................          0   $       0           0   $       0   9,206,795   $  61,876
Issuance of common stock for cash in 1997 at $0.30
 to $10.50 per share, pursuant to exercise or
 options..........................................     --          --          --          --         158,265         172
Issuance of common stock for cash in 1997 at $4.25
 to $7.86 per share, pursuant to the employee
 stock purchase plan..............................     --          --          --          --          25,285         140
Issuance of common stock to former shareholders of
 Microgyn, Inc....................................     --          --          --          --         104,708       1,000
Extension of stockholder note receivable..........     --          --          --          --          --          --
Amortization of deferred compensation, net of
 reversal of forfeited shares.....................     --          --          --          --          --             317
Net loss..........................................     --          --          --          --          --          --
                                                    ---------  -----------  ---------  -----------  ---------  -----------
Balances at December 31, 1997.....................          0   $       0           0   $       0   9,495,053   $  63,505
                                                    ---------  -----------  ---------  -----------  ---------  -----------
                                                    ---------  -----------  ---------  -----------  ---------  -----------


                                                                                                         TOTAL
                                                                                                     STOCKHOLDER'
                                                                                                      EQUITY (NET
                                                      STOCKHOLDER       DEFERRED       ACCUMULATED      CAPITAL
                                                    NOTE RECEIVABLE   COMPENSATION       DEFICIT      DEFICIENCY)
                                                    ---------------  ---------------  -------------  -------------
Balances at December 31, 1994.....................     $     (25)       $  --           $  (6,132)     $  (6,125)
Issuance of Series D redeemable preferred stock at
 $5.10 per share in May and June 1995 for cash,
 net of issuance costs of $12.....................        --               --              --             --
Issuance of common stock for $0.48 per share in
 January 1995, in exchange for note receivable....           (24)          --              --             --
Issuance of common stock for cash in February
 through November 1995 at $0.48 to $0.51 per
 share............................................        --               --              --                  7
Deferred compensation related to grant of stock
 options..........................................        --                 (868)         --             --
Amortization of deferred compensation.............        --                   90          --                 90
Net loss..........................................        --               --              (5,849)        (5,849)
                                                             ---           ------     -------------  -------------
Balances at December 31, 1995.....................           (49)            (778)        (11,981)       (11,877)
Conversion of redeemable preferred stock exercised
 to common stock..................................        --               --              --             16,624
Series A convertible preferred stock converted to
 common stock.....................................        --               --              --             --
Initial Public Offering common stock shares issued
 in February at $14.00 per share, net of issuance
 costs of $4.3 million............................        --               --              --             43,992
Issuance of common stock for cash in 1996 at $0.30
 to $9.15 per share, pursuant to exercise of
 options..........................................        --               --              --                 98
Issuance of common stock for cash in 1996 at
 $8.7125 to $11.90 per share, pursuant to the
 employee stock purchase plan.....................        --               --              --                182
Issuance of common stock for cash in 1996 at $3.00
 and $4.80 per share, pursuant to exercisable
 warrants.........................................        --               --              --                 47
Net exercise of warrants..........................        --               --              --             --
Amortization of deferred compensation.............        --                  219          --                219
Net loss..........................................        --               --             (11,692)       (11,692)
                                                             ---           ------     -------------  -------------
Balances at December 31, 1996.....................     $     (49)       $    (559)      $ (23,673)     $  37,595
Issuance of common stock for cash in 1997 at $0.30
 to $10.50 per share, pursuant to exercise or
 options..........................................        --               --              --                172
Issuance of common stock for cash in 1997 at $4.25
 to $7.86 per share, pursuant to the employee
 stock purchase plan..............................        --               --              --                140
Issuance of common stock to former shareholders of
 Microgyn, Inc....................................        --               --              --              1,000
Extension of stockholder note receivable..........            (5)          --              --                 (5)
Amortization of deferred compensation, net of
 reversal of forfeited shares.....................        --                  343          --                660
Net loss..........................................        --               --             (12,058)       (12,058)
                                                             ---           ------     -------------  -------------
Balances at December 31, 1997.....................     $     (54)       $    (216)      $ (35,731)     $  27,504
                                                             ---           ------     -------------  -------------
                                                             ---           ------     -------------  -------------

                            See accompanying notes.

                                CONCEPTUS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1997        1996       1995
                                                                                  ----------  ----------  ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss........................................................................  $  (12,058) $  (11,692) $  (5,849)
Adjustments to reconcile net loss to net cash used in operating activities:
  Charge for in-process research and development................................      --           4,752     --
  Depreciation and amortization.................................................         498         305        240
  Amortization of deferred compensation.........................................         523         219         90
  Recognition of deferred revenue...............................................         (48)     --         --
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................        (435)        (92)       113
    Inventories.................................................................        (173)       (128)       170
    Other current assets........................................................         (56)        216       (335)
    Accounts payable............................................................         111        (397)       364
    Accrued compensation........................................................         215         154        100
    Other accrued liabilities...................................................         (30)      1,150         66
                                                                                  ----------  ----------  ---------
Net cash used in operating activities...........................................     (11,453)     (5,513)    (5,041)
                                                                                  ----------  ----------  ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of investments.........................................................     (61,785)    (34,469)    (8,731)
Maturities of investments.......................................................      64,078      14,621      7,759
Sales of investments............................................................       1,981      --          1,495
Purchase of Microgyn net of cash acquired.......................................      --          (4,343)    --
Capital expenditures............................................................      (1,030)       (375)      (170)
Change in other assets..........................................................        (154)         12          9
                                                                                  ----------  ----------  ---------
Net cash provided by (used in) investing activities.............................       3,090     (24,554)       362
                                                                                  ----------  ----------  ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock...................................      --          --          5,171
Proceeds from distributor agreement.............................................         485      --         --
Proceeds from issuance of common stock..........................................         312      44,321          7
Increase in stockholders notes..................................................          (5)     --         --
Principal payments on debt and capital lease obligations........................        (118)       (163)      (147)
                                                                                  ----------  ----------  ---------
Net cash provided by financing activities.......................................         674      44,158      5,031
                                                                                  ----------  ----------  ---------
Net (decrease) increase in cash and cash equivalents............................      (7,689)     14,091        352
Cash and cash equivalents at beginning of year..................................      16,939       2,848      2,496
                                                                                  ----------  ----------  ---------
Cash and cash equivalents at end of year........................................  $    9,250  $   16,939  $   2,848
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest..........................................................  $       13  $       26  $      38
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Equipment acquired under capital lease obligations..............................  $   --      $   --      $      69
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Issuance of common stock in exchange for note receivable........................  $   --      $   --      $      24
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Issuance of common stock to Microgyn shareholders...............................  $    1,000  $   --      $  --
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

                            See accompanying notes.

                                CONCEPTUS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, OWNERSHIP AND BUSINESS

    Conceptus, Inc. ("Conceptus" or the "Company") was incorporated in the State of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. The Company's focus is to improve the safety of resectoscopic procedures and to provide a non-surgical approach to fallopian tube sterilization, the most commonly performed contraceptive procedure worldwide. The Company has developed proprietary micro-catheter and guidewire systems that allow physicians to transcervically (through the cervix) access and navigate the full length of the fallopian tubes in a nonsurgical approach. The Company's catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. ("Target"), a business unit of Boston Scientific Corporation ("BSC"), and licensed exclusively to Conceptus in the field of reproductive physiology. Conceptus markets its products in the United States and internationally.

    Due to a higher level of sales activity in the current year, the Company exited the development stage in 1997. The Company was in the development stage through December 31, 1996.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Microgyn, Inc. ("Microgyn"). All intercompany accounts and transactions have been eliminated.

PUBLIC OFFERING

    On February 1, 1996, the Company completed an offering of 3,000,000 shares of its Common Stock at $14.00 per share for net proceeds of $38,260,000. Subsequently, the underwriters exercised their overallotment of 450,000 shares of Common Stock for net proceeds of $5,859,000. In connection with the offering, all of the currently outstanding preferred stock converted into 4,520,623 shares of Common Stock. In addition, Target exercised its option to net exercise its 1,000,000 share warrant, resulting in the net issuance of 892,857 shares of Common Stock. Target also exercised its warrant for the purchase of 12,000 shares of Common Stock at an aggregate price of $48,600.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company recognizes revenue at the time products are shipped. In 1997, 1996 and 1995, net sales include direct sales within the United States, as well as through international and domestic distributors. These customers have no contractual right of return or stock rotation privileges.

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET LOSS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), which the Company adopted in the year ended December 31, 1997. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the effect of potentially dilutive securities such as stock options is excluded. The impact of Statement 128 results in no change to the Company's net loss per share, as potentially dilutive securities have been excluded from the computation as they are antidilutive. Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding.

    Basic and diluted net loss per share have also been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering, previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 62 and 83, are now excluded from the computation as their effect is antidilutive under Statement 128.

    Pro forma basic and diluted net loss per share has been computed as described above and also gives effect to common equivalent shares from convertible preferred shares issued prior to the initial public offering that converted to preferred shares upon completion of the Company's initial public offering.

STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which provides an alternative to Accounting Principles Board's Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. SFAS 123 allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value-based accounting for those arrangements. The Company continues to account for employee stock options in accordance with APB 25 and has adopted the "disclosure only" alternative described in SFAS 123.

CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with a financial institution in the U.S. and invests its excess cash in U.S. government obligations and U.S. corporate notes which bear minimal risk.

    Management determines the appropriate classification of debt securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase. At December 31, 1997 and 1996, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The fair values for marketable debt securities are based on quoted market

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) prices. At December 31, 1997 and 1996, the fair value of investments approximates cost. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income.

CONCENTRATION OF CREDIT RISK

    The Company invests cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government backed securities, is limited. These investments are not collateralized and mature within two years. The Company has not experienced significant losses on these investments.

    The Company's revenues to date consist of product revenues from distributors located in Europe, Australia and the United States, and direct sales within the United States. The Company does not require collateral and provides for estimated credit losses at the time of sale. Such losses have not been significant to date. Customers comprising more than 10% of net sales at December 31 are as follows:

                                                                                  PERCENTAGE OF NET SALES
                                                                           -------------------------------------
                                                                              1997         1996         1995
                                                                              -----        -----        -----
Customer 1...............................................................          63%          46%      --
Customer 2...............................................................          27%      --           --
Customer 3...............................................................      --               19%      --
Customer 4...............................................................      --               11%          26%
Customer 5...............................................................      --           --               23%

    Export sales were $239,000, $188,000 and $126,000 during the years ending December 31, 1997, 1996 and 1995, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation which is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

2. ACQUISITION

    On November 26, 1996, the Company completed the acquisition of Microgyn, a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn in exchange for $3.0 million in cash on the acquisition date and $1.0 million in cash or stock (at the option of Conceptus) payable six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. In May 1997, the Company satisfied the $1.0 million accrued acquisition cost by issuing 104,708 shares of the Company's Common Stock. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones.

    The acquisition was accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the aggregate acquisition cost is allocated to the acquiree's assets, liabilities, and intangibles, if any, based upon the fair market values on the date of acquisition. An independent valuation, utilizing accepted valuation techniques, was obtained which allocated the $4,572,000 aggregate acquisition cost as purchase of in-process research and development. Consequently, the $4,572,000 was charged to research and development expense in the month of acquisition. Based on the valuation, the Company concluded that technological feasibility has not been reached and there was no alternative use of the technology.

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

UNAUDITED PRO FORMA FINANCIAL SUMMARY

                                                             YEAR ENDED DECEMBER 31, 1996
                                                         -------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Net sales..............................................                $     623
Net loss...............................................                   (7,794)
Basic and diluted net loss per share...................                $   (0.93)

    In October 1997, the Company purchased the exclusive manufacturing rights to the Microgyn product line from the Company's supplier, Medical Scientific, Inc. The manufacturing know-how related to the Microgyn product line has been transferred to the Company's facility as of the end of the first quarter of 1998. The purchase and transfer of these manufacturing rights resulted in additional cost of goods expenditures approximating $1.1 million.

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

3. RELATED PARTY TRANSACTIONS

LICENSE AGREEMENT

    In December 1992, the Company entered into an agreement with Target under which the Company received an exclusive, royalty-free license to use Target's technology in the reproductive health applications field to make, use and sell or otherwise distribute the Company's products, provided the Company's products represent a substantial improvement, as defined in the agreement. As part of the same agreement, the Company granted to Target an exclusive, royalty-free license to use the Company's technology in a defined field of use. In exchange for the Target license, the Company issued 666,666 shares of Series A preferred stock and warrants to purchase 1,000,000 shares of Common Stock to Target at an exercise price of $1.50 per share. The warrants expired on the earlier of December 1996, an underwritten public offering of the Company's Common Stock in which the aggregate proceeds were at least $7,500,000 and the price per share was at least $5.00 per share, or the sale of substantially all the Company's assets. In connection with the Company's initial public offering, Target exercised its option to net exercise its 1,000,000 share warrant, resulting in the net issuance of 892,857 shares of Common Stock.

FINANCING ARRANGEMENT

    In March 1994, the Company entered into an equipment lease line (see Note 6) and secured loan agreement with Target, which allows for borrowings of $300,000 and $209,000, respectively. The borrowings are secured by capital equipment and bear interest at 8.5% per year. The notes are payable over a 36-month and 48-month period. During 1997, one note was paid in full; as a result, the Company had one note payable for $6,000 at December 31, 1997 outstanding under the secured loan agreement. In 1996, the Company had these two notes payable for a total of $40,000. In connection with these secured loan agreements, Target was issued a warrant to purchase 12,000 shares of the Company's Common Stock. The exercise price for 5,000 of these shares was $3.00 per share and the remaining 7,000 shares had an exercise price of $4.80 per share. As a result of the Company's initial public offering, Target exercised its warrant at an aggregate price of $48,600.

OPERATIONS AND FACILITIES

    In December 1992, the Company entered into a supply agreement with Target whereby Target agreed to supply to and/or manufacture products and components necessary for the Company to proceed with its research and development activity under the license agreement described above. In 1996 and 1995, $15,000 and $49,000, respectively, were paid to Target under this supply agreement. There were no amounts paid under this agreement during 1997.

    In addition, the Company paid certain employee benefits incurred by Target on the Company's behalf. In 1997, no amounts were paid due to the discontinuance of the agreement as of December 31, 1996. In 1996 and 1995, $177,000 and $237,000, respectively, were paid.

SERIES C FINANCING

    In May 1994, Target purchased 52,083 shares of the Company's Series C preferred stock at $4.80 per share. In connection with the Company's initial public offering on February 1, 1996, the Series C preferred stock was converted to Common Stock at a 1:1 ratio.

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

3. RELATED PARTY TRANSACTIONS (CONTINUED)
SERIES D FINANCING

    In May 1995, Target purchased 49,019 shares of the Company's Series D preferred stock at $5.10 per share. In connection with the Company's initial public offering on February 1, 1996, the Series D preferred stock was converted to Common Stock at a 1:1 ratio.

4. BALANCE SHEET INFORMATION

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------

                                                                                 (IN THOUSANDS)
Inventories:
  Raw materials.............................................................  $      89  $     134
  Finished goods and work-in-process........................................        266         48
                                                                              ---------  ---------
                                                                              $     355  $     182
                                                                              ---------  ---------
                                                                              ---------  ---------
Property and equipment, net:
  Machinery and equipment...................................................  $     643  $     356
  Office equipment and furniture and fixtures...............................      1,319        856
  Leasehold improvements....................................................     --             54
  Leasehold improvements--construction in progress..........................         98     --
                                                                              ---------  ---------
                                                                                  2,060      1,266
  Less accumulated depreciation and amortization............................       (970)      (723)
                                                                              ---------  ---------
  Property and equipment, net...............................................  $   1,090  $     543
                                                                              ---------  ---------
                                                                              ---------  ---------

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

5. INVESTMENTS

    The following is a summary of available-for-sale securities as of:

                                                                          ESTIMATED FAIR VALUE
                                                                          --------------------
                                                                              DECEMBER 31,
                                                                          --------------------

                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Cash....................................................................  $     395  $      95
Cash equivalents:
  Money market funds....................................................        882      7,847
  Commercial paper......................................................      3,492      2,020
  Corporate notes.......................................................      2,086     --
  U.S. government obligations...........................................      2,395      6,977
                                                                          ---------  ---------
                                                                          $   9,250  $  16,939
                                                                          ---------  ---------
                                                                          ---------  ---------
Short-term and long-term investments:
  U.S. government obligations...........................................  $   8,353  $  11,033
  Corporate notes.......................................................      8,443     11,049
  Certificates of deposit...............................................      1,012     --
                                                                          ---------  ---------
                                                                          $  17,808  $  22,082
                                                                          ---------  ---------
                                                                          ---------  ---------

    The contractual maturities of all investments are due in one year or less.

6. COMMITMENTS

    The Company leases its current facility under an operating lease which expires in December 1999. The Company has also leased an additional facility under an operating lease, effective May 1997, which expires May 2002. The total minimum annual rental commitments under the leases as of December 31, 1997 are as follows:

                                                                                (IN THOUSANDS)
                                                                                ---------------
Year ending December 31,
1998..........................................................................     $     490
1999..........................................................................           499
2000..........................................................................           232
2001..........................................................................           242
2002..........................................................................           102
                                                                                      ------
Total minimum rental commitment...............................................     $   1,565
                                                                                      ------
                                                                                      ------

    Rent expense for the years ended December 31, 1997, 1996 and 1995 was $347,000, $129,000, and $110,000, respectively.

    At December 31, 1997 and 1996, assets acquired under noncancelable capital leases with Target consist of office equipment with an aggregate cost of $322,000 at both 1997 and 1996, and accumulated amortization of $284,000 and $229,000, respectively.

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

7. STOCKHOLDER'S EQUITY

1993 STOCK PLAN

    The 1993 Stock Plan ("1993 Plan") was adopted in July 1993 and allows the granting of options and restricted stock purchases for up to 1,575,000 shares of Common Stock to employees, distributors, consultants and directors. Effective May 1997, the shares of Common Stock reserved for issuance were increased by 1,000,000 shares to 2,575,000 shares. The Company has reserved 2,128,943 shares of its Common Stock which may be issued with respect to outstanding options at December 31, 1997 under the 1993 Plan.

    Stock options granted under the 1993 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value of the Common Stock on the date of grant and nonqualified options may be granted at exercise prices of no less than 85% of the fair market value of the Common Stock on the date of grant. The fair market value of the Common Stock on the date of grant is determined by the board of directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by the Company at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted.

    Activity under the 1993 Plan is as follows:

                                                                                         OPTIONS OUTSTANDING
                                                                          OPTIONS    ---------------------------
                                                                         AVAILABLE   NUMBER OF
                                                                         FOR GRANT     SHARES    PRICE PER SHARE
                                                                         ----------  ----------  ---------------
Balance at December 31, 1994...........................................     308,633     402,228    $0.30-$0.48
  Additional authorized................................................     766,667      --            --
  Options granted......................................................    (617,794)    617,794    $0.48-$9.15
  Options exercised....................................................      --         (73,777)   $0.30-$0.51
  Options canceled.....................................................      39,679     (39,679)   $0.30-$9.15
                                                                         ----------  ----------  ---------------
Balance at December 31, 1995...........................................     497,185     906,566    $0.30-$9.15
  Options granted......................................................    (439,707)    439,707   $9.25-$19.75
  Options exercised....................................................      --        (116,543)   $0.30-$9.15
  Options canceled.....................................................     165,315    (165,315)  $0.30-$10.50
                                                                         ----------  ----------  ---------------
Balance at December 31, 1996...........................................     222,793   1,064,415   $0.30-$19.75
  Additional authorized................................................   1,000,000      --            --
  Options granted......................................................    (755,000)    755,000   $7.00-$13.625
  Options exercised....................................................      --        (158,265)  $0.30-$10.50
  Options canceled.....................................................     172,388    (172,388)  $0.30-$19.75
                                                                         ----------  ----------  ---------------
Balance at December 31, 1997...........................................     640,181   1,488,762   $0.30-$19.75
                                                                         ----------  ----------  ---------------
                                                                         ----------  ----------  ---------------

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

7. STOCKHOLDER'S EQUITY (CONTINUED)

    At December 31, 1997, 1996 and 1995, options to purchase 652,982, 447,953 and 265,583 common shares, respectively, were exercisable. Included in the options granted and exercised in 1995 are 50,000 shares of restricted Common Stock issued under the 1993 Plan for cash and notes to directors, officers and consultants. There were no restricted stock issuances for 1997 and 1996. At December 31, 1997, 12,500 common shares are subject to repurchase by the Company (37,153 shares subject to repurchase at December 31, 1996).

    On August 1, 1996, all non-officer employee grants of stock options under the 1993 Stock Plan issued between the date of the public offering (February 1, 1996) and June 3, 1996 were repriced (a total of 93,666 options) to reflect an exercise price of $10.50. Any option holder who elected to reprice an option was not permitted to exercise the repriced option, even if vested, for 90 days. The repriced options are reflected as both granted and canceled options in the 1993 Plan table.

    For the year ended December 31, 1995, the Company recorded deferred compensation of $868,000 for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock, as determined by the board of directors, for options granted in 1995. Such options were granted at prices ranging from $0.48 to $9.15 per share with a deemed fair value ranging from $0.48 to $9.15 per share. This deferred compensation expense is being amortized over the vesting period of the options, generally four years. The amount amortized during the years ended December 31, 1997, 1996 and 1995 was $175,000, $219,000 and $90,000, respectively. During
1997, the Company reversed compensation expense of $280,000 related to forfeited unvested shares due to employee resignations during 1996 and 1997.

    In addition, during 1997 the Company recorded deferred compensation of $138,000 for the difference between the exercise price and the deemed fair value for an option granted to an officer during 1997. The deferred compensation expense is being amortized over the vesting period of four years. The amount amortized during the year ended December 31, 1997 was $26,000.

1995 DIRECTORS STOCK OPTION PLAN

    On November 29, 1995, the board approved the 1995 Director's Stock Option Plan ("Directors' Plan"), which allows the granting of options for up to 100,000 shares of Common Stock to outside directors. Stock options may be granted to outside directors with exercise prices of no less than fair market value. The options expire no more than 10 years after the date of grant. Options granted under the Directors' Plan will vest over one or three years. The options are only exercisable while the outside director remains a director. During 1997 and 1996, 32,000 and 12,000 options, respectively, were granted. No options were granted in 1995.

1995 EMPLOYEE STOCK PURCHASE PLAN

    On November 29, 1995, the board approved the 1995 Employee Stock Purchase Plan ("ESPP"), under which employees may purchase shares of the Company's Common Stock, subject to certain limitations, at no less than 85% of the lower of the fair market value at the beginning or end of a six-month purchase period. Under the terms of the ESPP, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. During 1997 and 1996, 25,285

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

7. STOCKHOLDER'S EQUITY (CONTINUED)
and 18,524 shares, respectively, were issued. The Company has reserved 200,000 shares of Common Stock for issuance under the ESPP. During 1995, no shares were issued.

PRO FORMA VALUATION OF OPTIONS

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans (see Note 1). Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

    Pro forma information regarding net loss and net loss per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants in 1997 and 1996: dividend yield of zero, expected volatility of 60%, risk-free interest rate of 6% and an expected life of 5 years. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995: dividend yield of zero, an expected life of one year, expected volatility of 40% and risk-free interest rate of 5%. The weighted average fair value of those purchase rights granted in 1997 and 1996 was $3.09 and $4.32, respectively. The effects of applying FAS 123 for recognizing compensation expense and providing pro forma disclosures in 1997, 1996 and 1995 are not likely to be representative of the effects on reported net income in future years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for the earnings per share information):

                                                                 1997        1996       1995
                                                              ----------  ----------  ---------
Pro forma net loss..........................................  $  (12,908) $  (12,463) $  (5,917)
Pro forma basic net loss per share..........................  $    (1.38) $    (1.48) $   (1.38)

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

7. STOCKHOLDER'S EQUITY (CONTINUED)
    A summary of the activity of the Company's 1993 Plan and the Directors' Plan for the years ended December 31, are as follows:

                                                                       1997                        1996
                                                            ---------------------------  -------------------------
                                                                                                     WEIGHTED-AVG
                                                                         WEIGHTED-AVG                  EXERCISE
FIXED OPTIONS                                                 SHARES    EXERCISE PRICE     SHARES        PRICE
----------------------------------------------------------  ----------  ---------------  ----------  -------------
Outstanding at beginning of year..........................   1,076,415     $    5.72        906,566    $    2.46
Granted...................................................     787,000     $    9.29        453,388    $   15.06
Exercised.................................................    (158,265)    $    1.09       (116,543)   $    0.84
Forfeited.................................................    (172,388)    $    6.93       (166,946)   $   12.83
Outstanding at end of year................................   1,532,792     $    7.96      1,076,415    $    5.72
Options exercisable at year-end...........................     652,982                      447,953
Weighted-average fair value of option granted during the
  year....................................................       $4.96                        $5.99

    The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                        WEIGHTED-AVG.
                                           NUMBER         REMAINING     WEIGHTED-AVG.     NUMBER      WEIGHTED-AVG.
                                       OUTSTANDING AT    CONTRACTUAL      EXERCISE      EXERCISABLE     EXERCISE
RANGE OF EXERCISE PRICES                  12/31/97      LIFE (YEARS)        PRICE       AT 12/31/97       PRICE
-------------------------------------  --------------  ---------------  -------------  -------------  -------------
$0.30-$0.48..........................        234,993           6.15       $    0.40        209,221      $    0.39
$0.51-$7.00..........................        218,195           8.87       $    4.26         67,258      $    0.56
$7.375-$9.125........................         45,800           9.72       $    7.78          6,250      $    8.78
$9.15-$9.15..........................        160,248           7.78       $    9.15         86,789      $    9.15
$9.25-$9.25..........................         18,400           9.07       $    9.25          4,504      $    9.25
$9.625-$9.625........................        404,825           9.36       $    9.63        123,393      $    9.63
$9.63-$10.41.........................        172,319           8.50       $   10.11         50,525      $   10.04
$10.50-$11.625.......................        156,466           8.46       $   10.74         63,983      $   10.68
$12.25-$19.25........................        103,183           8.95       $   14.59         30,227      $   16.24
$19.75-$19.75........................         18,333           8.16       $   19.75         10,832      $   19.75
                                       --------------                                                      ------
$0.30-$19.75.........................      1,532,762           8.41       $    7.96        652,982      $    6.27

8. INCOME TAXES

    As of December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $29,700,000 and $11,000,000, respectively. In addition, the Company had research credit carryforwards of approximately $700,000. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 1998 through 2012, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                                CONCEPTUS, INC.

                               DECEMBER 31, 1997

8. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

    Significant components of the Company's deferred tax assets as of December 31, are as follows:

                                                                             1997       1996
                                                                          ----------  ---------
                                                                             (IN THOUSANDS)
Net operating loss carryforwards........................................  $   10,700  $   6,700
Research credits (expiring 2006-2012)...................................         700        375
Capitalized R&D.........................................................         800        250
Other--net..............................................................         700        240
                                                                          ----------  ---------
Total deferred tax assets...............................................      12,900      7,565
Valuation allowance for deferred tax assets.............................     (12,900)    (7,565)
                                                                          ----------  ---------
Net deferred tax assets.................................................  $   --      $  --
                                                                          ----------  ---------
                                                                          ----------  ---------

    Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $2,865,000 during 1996.

9. LITIGATION

    The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 30th day of March 1998

                                CONCEPTUS, INC

                                By:           /s/ KATHRYN A. TUNSTALL
                                     -----------------------------------------
                                                Kathryn A. Tunstall
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathryn A. Tunstall and Sanford Fitch, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated

        SIGNATURE                    TITLE                    DATE
-------------------------  --------------------------  -------------------

                           President, Chief Executive
 /s/ KATHRYN A. TUNSTALL     Officer and Director
-------------------------    (Principal Executive        March 30, 1998
  (Kathryn A. Tunstall)      Officer)

                           Senior Vice President,
    /s/ SANFORD FITCH        Chief Financial Officer
-------------------------    and Director (Principal     March 30, 1998
     (Sanford Fitch)         Financial and Accounting
                             Officer)

   /s/ FLORENCE COMITE
-------------------------  Director                      March 30, 1998
    (Florence Comite)

  /s/ ROBERT F. KUHLING
-------------------------  Director                      March 30, 1998
   (Robert F. Kuhling)

 /s/ THOMAS C. MCCONNELL
-------------------------  Director                      March 30, 1998
  (Thomas C. McConnell)

        SIGNATURE                    TITLE                    DATE
-------------------------  --------------------------  -------------------

   /s/ NANCY S. OLSON
-------------------------  Director                      March 30, 1998
    (Nancy S. Olson)

 /s/ HOWARD D. PALEFSKY
-------------------------  Director                      March 30, 1998
  (Howard D. Palefsky)

 /s/ RICHARD D. RANDALL
-------------------------  Director                      March 30, 1998
  (Richard D. Randall)