Form 10-Q
period 1998-03-31
CONCEPTUS INC
filed 1998-05-15
CIK 896778

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Quarter Ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from _________ to _________.


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

         Yes  X                                                      No
            ----                                                        ----

         As of April 30, 1998, 9,506,928 shares of the Registrant's Common Stock were outstanding.

================================================================================

                                 CONCEPTUS, INC.

                 FORM 10-Q For the Quarter Ended March 31, 1998

                                      INDEX

                                                                            Page
                                                                            ----
             Facing sheet                                                    1

             Index                                                           2

Part I.      Financial Information

Item 1.      a) Consolidated balance sheets at March 31, 1998 and
                December 31, 1997                                            3

             b) Consolidated statements of operations for the
                three-month periods ended March 31, 1998 and
                March 31, 1997                                               4

             c) Consolidated statements of cash flows for the
                three-month periods ended March 31, 1998 and
                March 31, 1997                                               5

             d) Notes to consolidated financial statements                   6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk     11

Part II.     Other Information                                              12

             Signature                                                      13

             Index to Exhibits                                              14

                                                   PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                                          Conceptus, Inc.

                                                    Consolidated Balance Sheets
                                         (In thousands, except share and per share amounts)

                                                                                                March 31, 1998     December 31, 1997
                                                                                                --------------     -----------------
Assets                                                                                            (Unaudited)
  Current assets:
    Cash and cash equivalents                                                                      $ 11,761             $  9,250
    Short-term investments                                                                           11,479               17,808
    Accounts receivable, net                                                                            499                  540
    Inventories                                                                                         327                  355
    Other current assets                                                                                318                  290
                                                                                                   --------             --------
  Total current assets                                                                               24,384               28,243

  Property and equipment, net                                                                         1,430                1,090

  Other assets                                                                                          129                  147
                                                                                                   --------             --------
                                                                                                   $ 25,943             $ 29,480
                                                                                                   ========             ========

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                                                               $    680             $    699
    Accrued compensation                                                                                668                  670
    Other accrued liabilities                                                                            91                  135
    Current portion of deferred revenue                                                                  97                   97
    Current portion of debt and capital lease obligations                                                15                   34
                                                                                                   --------             --------
  Total current liabilities                                                                           1,551                1,635

  Long-term portion of debt and capital lease obligations                                                 1                    1

  Long-term portion of deferred revenue                                                                 315                  340

  Commitments

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,                                    63,516               63,505
       9,506,928 and 9,495,053 shares issued and outstanding at
        March 31, 1998 and December 31, 1997, respectively
    Stockholder notes receivable                                                                        (54)                 (54)
    Deferred compensation                                                                              (199)                (216)
    Accumulated deficit                                                                             (39,187)             (35,731)
                                                                                                   --------             --------
  Total stockholders' equity                                                                         24,076               27,504
                                                                                                   --------             --------
                                                                                                   $ 25,943             $ 29,480
                                                                                                   ========             ========

                                          See notes to consolidated financial statements.

                                                          Conceptus, Inc.

                                               Consolidated Statements of Operations
                                                            (unaudited)
                                              (In thousands, except per share amounts)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                       ----------------------------
                                                                                                        1998                  1997
                                                                                                       -------              -------
Net sales                                                                                              $   167              $   277
Cost of sales                                                                                              836                  442
                                                                                                       -------              -------

Gross profit (loss)                                                                                       (669)                (165)

Operating expenses:
  Research and development                                                                               1,386                1,431
  Selling, general and administrative                                                                    1,777                1,692
                                                                                                       -------              -------

Total operating expenses                                                                                 3,163                3,123
                                                                                                       -------              -------

Operating loss                                                                                          (3,832)              (3,288)

Interest and investment income, net                                                                        376                  492
                                                                                                       -------              -------

Net loss                                                                                               $(3,456)             $(2,796)
                                                                                                       =======              =======

Basic and diluted net loss per share                                                                   $ (0.36)             $ (0.30)
                                                                                                       =======              =======

Shares used in computing basic and diluted net loss per share                                            9,503                9,226
                                                                                                       =======              =======

                          Certain amounts have been reclassified to conform with the current presentation.

                                          See notes to consolidated financial statements.

                                                          Conceptus, Inc.

                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)
                                          Increase (Decrease) in Cash and Cash Equivalents
                                                           (In thousands)

                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                     ------------------------------
                                                                                                       1998                  1997
                                                                                                     --------              --------
Cash flows from operating activities
Net loss                                                                                             $ (3,456)             $ (2,796)

Adjustments to reconcile net loss to net cash
        from (used in) operating activities:
                Depreciation and amortization                                                             163                    90
                Amortization of deferred compensation                                                      17                   164
                Recognition of deferred revenue                                                           (24)
                Changes in operating assets and liabilities:
                        Accounts receivable                                                                41                   (70)
                        Inventory                                                                          28                  (194)
                        Other current assets                                                              (29)                 (772)
                        Accounts payable                                                                  (19)                  219
                        Accrued compensation                                                               (2)                   12
                        Other accrued liabilities                                                         (44)                  299
                                                                                                     --------              --------
Net cash from (used in) operating activities                                                           (3,325)               (3,048)
                                                                                                     --------              --------
Cash flows from investing activities
Purchase of investments                                                                                (8,450)              (13,991)
Maturities of investments                                                                              14,779                14,183
Capital expenditures                                                                                     (497)                 (153)
Change in other assets                                                                                     13                  --
                                                                                                     --------              --------
Net cash from investing activities                                                                      5,845                    39
                                                                                                     --------              --------
Cash flows from (used in) financing activities
Proceeds from issuance of common stock                                                                      9                    62
Principal payments on debt and capital obligations                                                        (18)                  (43)
                                                                                                     --------              --------
Net cash from (used in) financing activities                                                               (9)                   19
                                                                                                     --------              --------
Net change in cash and cash equivalents                                                                 2,511                (2,990)
Cash and cash equivalents at beginning of period                                                        9,250                16,939
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $ 11,761              $ 13,949
                                                                                                     ========              ========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                               $      1              $      4
                                                                                                     ========              ========

                                          See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited


Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying consolidated balance sheet as of March 31, 1998 and the consolidated statements of operations and cash flows for the quarters ended March 31, 1998 and 1997 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998, and for all periods presented, have been made. The balance sheet as of December 31, 1997 has been derived from audited financial statements as of that date.

         Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the quarter ended March 31, 1998 may not necessarily be indicative of the operating results for the full 1998 fiscal year.

Computation of Net Loss Per Share

         Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. Under the requirements for calculating basic earnings per share, the effect of potentially dilutive securities such as stock options is excluded. Basic and diluted net loss is computed using the weighted average number of shares of common stock outstanding. The computation of the weighted average number of shares outstanding for the three month periods ended March 31, 1998 and 1997 were (in thousands) 9,503 and 9,226, respectively.

Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130 ("Statement 130"), Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1998 and 1997, total comprehensive income was the same as net income as unrealized gains and losses were immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as other factors, including those set forth in the following discussion, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

         The Company's initial commercial products, the T-TAC (Transcervical Tubal Access Catheter) and STARRT (Selective Tubal Assessment to Refine Reproductive Therapy) Falloposcopy systems have generated limited sales to date. The Company currently sells its products to international markets through a limited number of distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms and may include purchase discounts. In 1996 and 1995, the Company made adjustments to the profile of its distributors, resulting in replacement and addition of new distributors in domestic and international markets. In 1997, the Company added an additional domestic distributor. Although the Company began marketing components of its T-TAC system in April 1995, general marketing of the system commenced upon the receipt of a 510(k) clearance from the FDA for diagnosis of proximal tubal occlusion ("PTO") in August 1995. Sales in 1996 were through a small direct sales force and two new significant distributors on open credit terms and consisted primarily of commercial shipments of T-TAC products. Sales in 1997 were through a small direct sales force and existing distributors, as well as a new distributor, on open credit terms and consisted of commercial shipments of T-TAC and FUTURA products.

         In the fourth quarter of 1996 the Company presented results from the International Multicenter Study of Falloposcopy of its STARRT Falloposcopy system. Study data showed that use of the STARRT Falloposcopy system altered infertility diagnosis in the majority of cases versus conventional infertility diagnosis. In February 1998, the Company received 510(k) clearance of its second generation STARRT catheter, the Stargate Catheter, a component of the Company's STARRT Falloposcopy system, for the diagnosis of PTO. The Stargate Catheter is a modification of the VS Falloposcopy Catheter, which was previously cleared by the FDA for marketing in the United States. The Stargate Catheter is designed to improve visualization of the fallopian tube by reducing the amount of light reflected off of tubal surfaces.

         On November 26, 1996, the Company completed the acquisition of Microgyn, Inc. ("Microgyn") a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn in exchange for $3.0 million in cash on the acquisition date and $1.0 million in the Company's Common Stock paid six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. In May 1997, the Company satisfied the $1.0 million accrued acquisition cost by issuing 104,708 shares of Common Stock. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones. The acquisition was accounted for using the purchase method. The Company is continuing product development of the Microgyn product portfolio and is developing a marketing and distribution strategy for both international and domestic customers.

         In the second half of 1997 the Company introduced the ERA and FUTURA Resectoscope Sleeve products from the Microgyn technology portfolio. These products allow the use of saline solution when performing hysteroscopic procedures, which increases the safety of resection procedures by eliminating the risk of dilutional hyponatremia, a complication that can lead to serious heart, lung and brain disorders. The Company received 510(k) clearance for its FUTURA Resectoscope Sleeve for urologic applications in the first quarter of 1997. In September 1997, the Company received 510(k) clearance for its ERA Resectoscope Sleeve for gynecological procedures. Also in September 1997, the Company entered into a marketing and distribution agreement with Imagyn Medical Technologies, Inc. ("Imagyn"), formerly UroHealth, Inc., granting Imagyn an exclusive, worldwide license to distribute products for urologic applications of the resectoscope sleeve. Shipments to Imagyn in the first quarter of 1998 were approximately $40,000. On April 5, 1998, the distributor agreement was terminated because Imagyn had not made payment on purchases of FUTURA products. The Company intends to sell the ERA Resectoscope Sleeve for gynecologic applications in the United States and internationally through a combination of a direct sales force and distributors in certain markets and regions.

         In the fourth quarter of 1997, the Company acquired the exclusive manufacturing rights from Medical Scientific, Inc. ("MSI"), the supplier of the Company's ERA and FUTURA Resectoscope Sleeves. The manufacturing know-how related to the ERA and FUTURA Resectoscope Sleeves has been transferred to the Company's facility in San Carlos. The acquisition and transfer of these manufacturing rights resulted in additional cost of sales expenditures approximating $1.1 million in 1997 and $300,000 in 1998.

         Certain of the Company's products are currently manufactured by certain original equipment manufacturers while others are manufactured by Conceptus at its location in San Carlos, California. The Company expects to increase its direct manufacturing operations in order to better control product costs and to increase gross margin as the volume of T-TAC, STARRT, ERA and FUTURA products increases. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its domestic and international distribution network, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

         The Company continues to devote significant resources to the research and development program for the S/TOP device, a non-surgical alternative to surgical tubal ligation, the most commonly used method of sterilization. The system utilizes a unique micro-coil designed to be permanently implanted into the fallopian tube in order to obtain effective sterilization. Peri- and pre-hysterectomy patients have participated in trials to determine the best placement position and the tissue response to the implanted microcoil. In the second half of 1997, the Company commenced a small Phase II efficacy study of the S/TOP system in Australia. The Phase II study involves device placement in fertile women who desire permanent sterilization. Study patients will be monitored for a minimum of two years.


Results of Operations

         Sales decreased $110,000 to $167,000 for the three months ended March 31, 1998 from $277,000 for the same period in the prior year. The 40% decrease is primarily due to a cessation in shipments of the Company's T-TAC products to a domestic distributor, Mallinckrodt Group Inc., and was compounded by the failure of Imagyn to order its contracted first quarter minimums of $250,000 of FUTURA products. The distribution agreement with Imagyn was terminated in April 1998. Domestic sales comprised 68% of total sales for the three months ended March 31, 1998, compared with 91% in the same period in the prior year.

         Cost of sales increased $394,000 to $836,000 for the three months ended March 31, 1998 from $442,000 for the same period in the prior year. This 89% increase is primarily due to $300,000 associated with the completion of the acquisition of exclusive manufacturing rights of the Company's ERA and FUTURA products from MSI, as well as additional reserves for excess inventory resulting from Imagyn's failure to meet its first quarter minimums orders.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, decreased $171,000 to $1,386,000 for the three months ended March 31, 1998 from $1,557,000 for the same period in the prior year. This 11% decrease is due to increased R&D expenditures in the first quarter of 1997 as a result of the R&D efforts required to complete development of the ERA and FUTURA products at MSI. Subsequently the R&D efforts have been transferred to the Company which are now running at a reduced level of spending. The Company believes that its investment in product development is an essential element of its efforts to establish its competitive position and continue the development of future products.

         Selling, general and administrative ("SG&A") expenses increased $212,000 to $1,777,000 for the three months ended March 31, 1998 from $1,565,000 for the same period in the prior year. This 14% increase is primarily due to growth of the Company's direct sales force in the U.S., as well as an increase in expenses associated with the termination of the Company's exclusive relationship with a distributor.

         Management intends to decrease the level of operating expenses to reduce operating losses, during the remainder of 1998, primarily through a reduction in headcount, as well as a decrease in related discretionary spending. Pursuant to this policy, the Company has eliminated approximately 20 positions since December 31, 1997. This reduction is not intended to impact research and development.

         Net interest and investment income decreased $116,000 to $376,000 for the three months ended March 31, 1998 from $492,000 for the same period in the prior year. The 24% decrease is a result of lower average cash balances due to the utilization of cash for operations. Interest expense for the three months ended March 31, 1998 and the amount for the same period in the prior year was insignificant.

         As a result of the items discussed above, net loss increased to $3,456,000 for the three months ended March 31, 1998 from $2,796,000 for the three months ended March 31, 1997.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC, STARRT Falloposcopy and S/TOP systems and, since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of March 31, 1998, had an accumulated deficit of $39.2 million. The Company expects its operating losses to continue for the next several years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining selected regulatory and reimbursements approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities and establishing an international network. Failure to make such a transition successfully, as well as the inability to attract new significant distributors or the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.


Liquidity and Capital Resources

         At March 31, 1998, Conceptus had cash, cash equivalents and investments of $23.2 million compared with $27.1 million at December 31, 1997. The decrease is due to approximately $3.3 million used in operating activities. Capital expenditures in the first quarter of 1998 increased to $497,000 from $153,000 in the prior year period primarily due to expenditures for leasehold improvements, as well as furniture and equipment for a new leased facility.

         Conceptus believes that its existing capital resources will be sufficient to fund its operations through 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing the Company's products. The Company's capital requirements will also depend on, among other things, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders of the Company during the first quarter of the fiscal year ended December 31, 1998.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

                Exhibit 27                 Financial Data Schedule.

         (b)   Reports on Form 8-K

                None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONCEPTUS, INC.


                                    By:       /s/  SANFORD FITCH
                                       -----------------------------------------
                                                    Sanford Fitch
                                               Senior Vice President
                                            and Chief Financial Officer
                                    (Duly Authorized and Principal Financial and
                                                 Accounting Officer)


Date:    May 15, 1998

                                INDEX TO EXHIBITS


  Exhibit
  Number               Description
  ------               -----------
    27            Financial Data Schedule