Form 10-Q
period 1998-06-30
CONCEPTUS INC
filed 1998-07-27
CIK 896778

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

                   For the Fiscal Quarter Ended June 30, 1998

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

     Yes _X_                                                        No ___

     As of June 30, 1998, 9,535,942 shares of the Registrant's Common Stock were outstanding.

================================================================================

                                                  CONCEPTUS, INC.

                                   FORM 10-Q For the Quarter Ended June 30, 1998

                                                       INDEX

                                                                                                              Page
             Facing sheet                                                                                      1

             Index                                                                                             2

Part I.      Financial Information

Item 1.      a)     Consolidated balance sheets at June 30, 1998 and December 31, 1997                         3

             b)     Consolidated statements of operations for the three and six month periods ended June
                    30, 1998 and June 30, 1997                                                                 4

             c)     Consolidated statements of cash flows for the three and six month periods ended June
                    30, 1998 and June 30, 1997                                                                 5

             d)     Notes to consolidated financial statements                                                 6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                               7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                        11

Part II.     Other Information                                                                                 12

             Signature                                                                                         14

             Index to Exhibits                                                                                 15

                                                   PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                          Conceptus, Inc.

                                                    Consolidated Balance Sheets
                                         (In thousands, except share and per share amounts)


                                                                                              June 30, 1998       December 31, 1997
                                                                                              -------------       -----------------
Assets                                                                                          (Unaudited)
  Current assets:
    Cash and cash equivalents                                                                     $ 10,873             $  9,250
    Short-term investments                                                                           9,275               17,808
    Accounts receivable, net                                                                            72                  540
    Note receivable                                                                                    256                 --
    Inventories                                                                                       --                    355
    Other current assets                                                                               308                  290
                                                                                                  --------             --------
  Total current assets                                                                              20,784               28,243

  Property and equipment, net                                                                        1,474                1,090

  Other assets                                                                                         122                  147
                                                                                                  --------             --------
                                                                                                  $ 22,380             $ 29,480
                                                                                                  ========             ========



Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                                                              $    403             $    699
    Accrued compensation                                                                             1,182                  670
    Other accrued liabilities                                                                          121                  135
    Current portion of deferred revenue                                                                 97                   97
    Current portion of debt and capital lease obligations                                                8                   34
                                                                                                  --------             --------
  Total current liabilities                                                                          1,811                1,635

  Long-term portion of debt and capital lease obligations                                             --                      1

  Long-term portion of deferred revenue                                                                291                  340

  Commitments

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,                                   63,531               63,505
      9,535,942 and 9,495,053 shares issued and outstanding at
        June 30, 1998 and December 31, 1997, respectively
    Stockholder notes receivable                                                                       (54)                 (54)
    Deferred compensation                                                                             (149)                (216)
    Accumulated deficit                                                                            (43,050)             (35,731)
                                                                                                  --------             --------

  Total stockholders' equity                                                                        20,278               27,504
                                                                                                  --------             --------

                                                                                                  $ 22,380             $ 29,480
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

                                                          Conceptus, Inc.

                                               Consolidated Statements of Operations
                                                            (unaudited)
                                              (In thousands, except per share amounts)


                                                                                Three Months Ended              Six Months Ended
                                                                                     June 30,                       June 30,
                                                                               ----------------------        ----------------------
                                                                                1998           1997           1998            1997
                                                                               -------        -------        -------        -------
Net sales                                                                      $    85        $   424        $   252        $   701
Cost of sales                                                                      676            752          1,512          1,194
                                                                               -------        -------        -------        -------

Gross profit (loss)                                                               (591)          (328)        (1,260)          (493)

Operating expenses:
  Research and development                                                       1,563          1,411          2,949          2,969
  Selling, general and administrative                                            2,042          1,483          3,819          3,048
                                                                               -------        -------        -------        -------

Total operating expenses                                                         3,605          2,894          6,768          6,017
                                                                               -------        -------        -------        -------

Operating loss                                                                  (4,196)        (3,222)        (8,028)        (6,510)

Interest and investment income, net                                                333            444            709            936
                                                                               -------        -------        -------        -------

Net loss                                                                       $(3,863)       $(2,778)       $(7,319)       $(5,574)
                                                                               =======        =======        =======        =======

Basic and diluted net loss per share                                           $ (0.41)       $ (0.30)       $ (0.77)       $ (0.60)
                                                                               =======        =======        =======        =======

Shares used in computing basic and diluted net loss per share                    9,517          9,348          9,510          9,287
                                                                               =======        =======        =======        =======

                                          See notes to consolidated financial statements.

                                                          Conceptus, Inc.

                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)
                                          Increase (Decrease) in Cash and Cash Equivalents
                                                           (In thousands)


                                                                               Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
                                                                              -----------------------       -----------------------
                                                                                1998           1997           1998          1997
                                                                              --------       --------       --------       --------
Cash flows used in operating activities
Net loss                                                                      $ (3,863)      $ (2,778)      $ (7,319)      $ (5,574)

Adjustments to reconcile net loss to net cash
        from (used in) operating activities:
                Depreciation and amortization                                      183            128            346            218
                Amortization of deferred compensation                               35            239             52            403
                Recognition of deferred revenue                                    (25)          --              (49)          --
                Changes in operating assets and liabilities:
                        Accounts receivable                                        177           (186)           468           (256)
                        Note receivable                                             (6)          --             (256)          --
                        Inventory                                                  327            225            355             31
                        Other current assets                                        11            639            (18)          (133)
                        Accounts payable                                          (277)           103           (296)           322
                        Accrued compensation                                       514            (55)           512            (43)
                        Other accrued liabilities                                   30           (176)           (14)           123
                                                                              --------       --------       --------       --------
Net cash from (used in) operating activities                                    (2,894)        (1,861)        (6,219)        (4,909)
                                                                              --------       --------       --------       --------
Cash flows from (used in) investing activities
Purchase of investments                                                        (10,072)        (8,963)       (18,522)       (22,954)
Maturities of investments                                                       12,276         11,873         27,055         26,056
Capital expenditures                                                              (221)          (558)          (718)          (711)
Change in other assets                                                            --             (890)            13           (890)
                                                                              --------       --------       --------       --------
Net cash from (used in) investing activities                                     1,983          1,462          7,828          1,501
                                                                              --------       --------       --------       --------
Cash flows from (used in) financing activities
Proceeds from issuance of common stock                                              31             76             40            138
Principal payments on debt and capital obligations                                  (8)           (32)           (26)           (75)
                                                                              --------       --------       --------       --------
Net cash from (used in) financing activities                                        23             44             14             63
                                                                              --------       --------       --------       --------
Net change in cash and cash equivalents                                           (888)          (355)         1,623         (3,345)
Cash and cash equivalents at beginning of period                                11,761         13,949          9,250         16,939
                                                                              --------       --------       --------       --------
Cash and cash equivalents at end of period                                    $ 10,873       $ 13,594       $ 10,873       $ 13,594
                                                                              ========       ========       ========       ========

Supplemental disclosure of cash flow information
Cash paid for interest                                                        $      1       $      3       $      2       $      7
                                                                              ========       ========       ========       ========

Supplemental disclosure of non cash financing information
Issuance of common stock to Microgyn shareholders                             $   --         $  1,000       $   --         $  1,000
                                                                              ========       ========       ========       ========

                                          See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998, and for all periods presented, have been made. The balance sheet as of December 31, 1997 has been derived from audited financial statements as of that date.

         Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 may not necessarily be indicative of the operating results for the full 1998 fiscal year.

Computation of Net Loss Per Share

         Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. Under the requirements for calculating basic earnings per share, the effect of potentially dilutive securities such as stock options is excluded. Basic and diluted net loss is computed using the weighted average number of shares of common shares outstanding. The computation of the weighted average number of shares outstanding were (in thousands) 9,517 and 9,348 for the three months ended June 30, 1998 and 1997, respectively, and 9,510 and 9,287 for the six months ended June 30, 1998 and 1997, respectively.

Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130 ("Statement 130"), Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of Statement 130 had no impact on the Company's net income
(loss) or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first and second quarters of 1998 and 1997, total comprehensive income (loss) was the same as net income (loss) as unrealized gains and losses were immaterial.

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


Overview

         Since its inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. The Company's initial focus was on the development of systems to improve the diagnosis and treatment of fallopian tube disorders, a primary cause of infertility, and on technology designed to improve the safety and ease-of-use of therapeutic hysteroscopy, a growing, less-invasive alternative to hysterectomy. The Company's current focus is on providing a non-surgical approach to fallopian tube sterilization, the most commonly performed contraceptive procedure worldwide. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals and to conduct research and product development.

         The Company's first commercial products were the T-TAC (Transcervical Tubal Access Catheter) and STARRT (Selective Tubal Assessment to Refine Reproductive Therapy) Falloposcopy systems. In February 1998, the Company received 510(k) clearance of its second generation STARRT catheter, the Stargate Catheter, a component of the Company's STARRT Falloposcopy system, for the diagnosis of proximal tubal occlusion (PTO). The Stargate Catheter is a modification of the VS Falloposcopy Catheter, which was previously cleared by the FDA for marketing in the United States. The Stargate Catheter is designed to improve visualization of the fallopian tube by reducing the amount of light reflected off of tubal surfaces. The Company introduced the ERA and FUTURA Resectoscope Sleeve products in the second half of 1997. These products allow the use of saline solution when performing hysteroscopic procedures, which increases the safety of resection procedures by eliminating the risk of dilutional hyponatremia, a complication that can lead to serious heart, lung and brain disorders. The Company received 510(k) clearance for its FUTURA Resectoscope Sleeve for urologic applications in the first quarter of 1997. In September 1997, the Company received 510(k) clearance for its ERA Resectoscope Sleeve for gynecological procedures. To date, the Company has generated limited sales of these commercial products. In connection with the Company's recent restructuring, which is discussed in more detail below, the Company plans to cease all direct sales of its commercial products.

         In July 1998, the Company announced a restructuring which will significantly reduce its spending levels. The Company has eliminated 53 positions worldwide, since January 1, 1998, through both natural attrition and employee layoffs. This restructuring resulted in an additional charge to operating expenses of $920,000 in the second quarter of 1998, comprised of $725,000 related to the reduction in work force and $195,000 to fully reserve all remaining inventory. The number of employees will be reduced to approximately 18 by the end of 1998. Internal sales, marketing and operations positions are being eliminated and the administrative positions are being significantly reduced. No research and development positions were eliminated as a result of the restructuring.

         Given the reduced spending levels, the Company will focus on its research and development and clinical studies of the S/TOP (Selective Tubal Occlusion Procedure) device, a non-surgical alternative to surgical tubal ligation, the most commonly used method of sterilization. The system utilizes a unique micro-coil designed to be permanently implanted into the fallopian tube in order to obtain effective sterilization. Peri- and pre-hysterectomy patients have participated in trials to determine the best placement position and the tissue response to the implanted microcoil. In the second half of 1997, the Company commenced a small Phase II efficacy study of the S/TOP system in Australia. The Phase II study involves device placement in fertile women who desire permanent sterilization. Study patients will be monitored for a minimum of two years.

         With the recent restructuring, the Company will seek to outlicense or establish relationships with marketing partners to distribute the ERA and FUTURA Resectoscope Sleeves and the STARRT Falloposcopy system. The Company currently does not have any such partners. The inability to outlicense or attract any significant marketing partners would have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, there is no proven distribution channel for marketing and selling the Company's products in the United States or internationally. While the Company is committed to establishing an effective distribution channel for its products, there can be no assurance that the Company will be successful in doing so. The failure to do so would have a material adverse effect on the Company's business, financial condition or results of operations.

         Some of the Company's products are currently manufactured by certain original equipment manufacturers while others have been manufactured by Conceptus at its location in San Carlos, California. As a result of the restructuring, the Company anticipates ceasing manufacturing of its products at its San Carlos location by the end of the third quarter of 1998. Consequently, the Company is seeking to out-source the manufacturing of its STARRT, ERA and FUTURA products. The inability to successfully out-source the manufacturing of the Company's products could have a material adverse effect on the Company's business, financial condition or results of operations. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the ability to attract marketing and out-source manufacturing partners, the timing and size of distributor purchases, if any, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of disorders of the female reproductive system.

Results of Operations - Three and Six Months Ended June 30, 1998 and 1997

         Sales decreased to $85,000 and $252,000 for the three and six months ended June 30, 1998, respectively, from $424,000 and $701,000 for the same periods in the prior year. The 80% and 64% decreases, respectively, are primarily due to a cessation in shipments of the Company's T-TAC products to a domestic distributor, Mallinckrodt Group Inc., which was partially offset by an increase in shipments of the Company's ERA products in the first half of 1998. ERA products were not shipped in the first half of 1997, as the 510(k) clearance on the ERA product was not received until September 1997. It is anticipated that revenues will continue to decrease during the third quarter of 1998, with no revenues anticipated during the fourth quarter, as the Company focuses its resources on the research and development of its S/TOP device and the operations group is eliminated. Domestic sales comprised 96% and 78% of sales for the three and six month periods ended June 30, 1998, respectively, compared with 87% and 88% in the prior year periods.

         Cost of sales decreased to $676,000 for the three months ended June 30, 1998 and increased to $1,512,000 for the six months ended June 30, 1998, respectively, from $752,000 and $1,194,000 for the same periods in the prior year. The 10% decrease in cost of sales for the second quarter of 1998 is due to the cessation in unit shipments of the Company's T-TAC products to a domestic distributor in the second quarter of 1998 partially offset by an increase in the inventory reserve to fully reserve the remaining inventory balance at June 30, 1998. The 27% increase in cost of sales for the six months ended June 30, 1998 is due to an increase in inventory reserves to fully reserve for the remaining inventory, and to royalties paid related to the acquisition of the exclusive manufacturing rights of the ERA and FUTURA products.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased to $1,563,000 for the three months ended June 30, 1998 and decreased to $2,949,000 for the six months ended June 30, 1998, respectively, from $1,411,000 and $2,969,000 for the same periods in the prior year. The 11% increase for the second quarter of 1998 is primarily due to severance expense as a result of employee layoffs, and increased R&D efforts and cost associated with clinical trials on the S/TOP device. This increase was partially offset by a decrease in R&D efforts required to complete the development of the ERA and FUTURA products at Medical Scientific, Inc. The R&D efforts were subsequently transferred to the Company which are now running at a reduced level of spending. The 1% decrease in R&D expenses for the six months ended June 30, 1998 is a result of the factors noted above, as well as a decrease in consulting expenses.

         Selling, general and administrative ("SG&A") expenses increased to $2,042,000 and $3,819,000 for the three and six months ended June 30, 1998, respectively, from $1,483,000 and $3,048,000 for the same periods in the prior year. The 38% and 25% increases, respectively, are due to severance expense as a result of employee layoffs, legal and consulting costs associated with corporate strategic planning, additional rent as a result of leasing an additional facility, which is intended to be sublet during the second half of 1998, and $401,000 associated with fully reserving the outstanding balance from Imagyn Medical Technologies, Inc. ("Imagyn"). The distribution agreement with Imagyn was terminated in the second quarter of 1998 because Imagyn had not made payment on its purchases of FUTURA products.

         Net interest and investment income decreased to $333,000 and $709,000 for the three and six months ended June 30, 1998, respectively, from $444,000 and $936,000 for the same periods in the prior year. The decreases for the three and six months ended June 30, 1998 are a result of lower average cash balances due to the utilization of cash for operations. Interest expense for the three and six months ended June 30, 1998 and the amount for the same respective periods in the prior year are immaterial.

         As a result of the items discussed above, net loss increased to $3,863,000 and $7,319,000 for the three and six months ended June 30, 1998, respectively, from $2,778,000 and $5,574,000 for the same respective periods in 1997.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and its S/TOP device, and since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. As a result of the restructuring, the Company will focus primarily in research and development of its S/TOP device and will not directly manufacture, market or sell any of its products. The Company has experienced significant operating losses since inception and, as of June 30, 1998, had an accumulated deficit of $43.1 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in research and product development and funding clinical trials in support of its S/TOP device. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.


Liquidity and Capital Resources

         At June 30, 1998, Conceptus had cash, cash equivalents and investments of $20.1 million, compared with $27.1 million at December 31, 1997. The decrease is primarily due to $6.2 million used in operating activities. Capital expenditures of $718,000 for the first half of 1998 remained flat with capital expenditures of $711,000 in the prior year period. Capital expenditures in the first half of 1998 represent leasehold improvements and furniture and equipment for a new leased facility, while capital expenditures for the same period in 1997 represent expenditures for a new enterprise computer system and expenditures necessary to support the growth in employees. It is management's intention to sublease excess facility space caused by the restructuring, which has a monthly lease payment of $21,000. Cash outflow for the second half of 1998, exclusive of payments of $725,000 in restructuring charges to be paid out over the third and fourth quarters, should be substantially lower than the first half of 1998.

         As a result of the restructuring, Conceptus believes that its existing capital resources will be sufficient to fund its operations through 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing the Company's S/TOP product. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. These computer systems and programs may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly in the year 2000. The Company has been informed by its information system vendors that such systems are able to process the year 2000 accurately and accordingly does not anticipate any Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties which are not year 2000 compliant may have on the operations of the Company. There can be no assurance that such plan will be able to address fully, or at all, the impact of the Year 2000 issue on the Company, which could have a material adverse effect upon the Company's business, financial condition and results of operations.


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

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Registrant, held on May 26, 1998, the stockholders approved the following proposals as indicated below:


         (1) To elect Class I directors to serve a term of three years and until their successors are elected:

               NOMINEE                       IN FAVOR            WITHHELD
               Richard D. Randall            6,140,660            50,843
               Robert F. Kuhling             6,140,660            50,843


                  The Company's Class II directors, comprised of Thomas C. McConnell and Howard D. Palefsky, and Class III directors, comprised of Kathryn A. Tunstall, Sanford Fitch and Dr. Florence Comite, have terms which will end at the Annual Meetings of Stockholders in 1999 and 2000, respectively.


         (2) To ratify the appointment of Ernst & Young LLP as the Registrant's independent auditors for the fiscal year ending December 31, 1998:

                FOR           AGAINST         ABSTAIN          BROKER NON-VOTE
             6,182,533         3,950           5,020              3,315,425

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 27

                  Exhibit 27        Financial Data Schedule

         (a)   Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCEPTUS, INC.


                                       By: /s/ SANFORD FITCH
                                          -----------------------------------
                                               Sanford Fitch
                                          Senior Vice President
                                       and Chief Financial Officer
                              (Duly Authorized and Principal Financial and
                                            Accounting Officer)


Date:    July  24, 1998

                                INDEX TO EXHIBITS


 Exhibit
  Number                                  Description
  ------                                  -----------

   27                               Financial Data Schedule