Form 10-Q
period 1998-09-30
CONCEPTUS INC
filed 1998-11-13
CIK 896778

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

                   For the Fiscal Quarter Ended Sept. 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from _____ to_________.


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

         Yes     X                                No
               -----                                     -----

         As of September 30, 1998, 9,613,937 shares of the Registrant's Common Stock were outstanding.

================================================================================

                                 CONCEPTUS, INC.

               FORM 10-Q For the Quarter Ended September 30, 1998

                                      INDEX

                                                                           Page

               Facing sheet                                                  1

               Index                                                         2

Part I.        Financial Information

Item 1.        a)      Consolidated  balance  sheets at September  30,
                       1998 and December 31, 1997                            3

               c)      Consolidated  statements of operations  for the
                       three and nine month  periods  ended  September
                       30, 1998 and September 30, 1997                       4

               c)      Consolidated  statements  of cash flows for the
                       nine month  periods  ended  Sept.  30, 1998 and
                       Sept. 30, 1997                                        5

               d)      Notes to consolidated financial statements            6

Item 2.        Management's   Discussion  and  Analysis  of  Financial
               Condition   and  Results  of   Operations                     7

Item  3.       Quantitative and Qualitative  Disclosures  About Market
               Risk                                                         11

Part II.       Other Information                                            11

               Signature                                                    12

               Index to Exhibits                                            13

                                           PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                  Conceptus, Inc.

                                            Consolidated Balance Sheets
                                (In thousands, except share and per share amounts)
                                                                                 September 30,         December 31,
                                                                                     1998                  1997
                                                                                   --------              --------
Assets                                                                            (Unaudited)
  Current assets:
    Cash and cash equivalents                                                      $ 13,801              $  9,250
    Short-term investments                                                            4,504                17,808
    Accounts receivable, net                                                             90                   540
    Note receivable                                                                     256                  --
    Inventories                                                                        --                     355
    Other current assets                                                                200                   290
                                                                                   --------              --------

  Total current assets                                                               18,851                28,243

  Property and equipment, net                                                         1,505                 1,090

  Other assets                                                                          115                   147
                                                                                   --------              --------

                                                                                   $ 20,471              $ 29,480
                                                                                   ========              ========



Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                                               $    213              $    699
    Accrued compensation                                                                809                   670
    Other accrued liabilities                                                            83                   135
    Current portion of deferred revenue                                                  97                    97
    Current portion of debt and capital lease obligations                                 4                    34
                                                                                   --------              --------

  Total current liabilities                                                           1,206                 1,635

  Long-term portion of debt and capital lease obligations                              --                       1

  Long-term portion of deferred revenue                                                 267                   340

  Commitments

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,                    63,561                63,505
      9,613,937 and 9,495,053 shares issued and outstanding at
        September 30, 1998 and December 31, 1997, respectively
    Stockholder notes receivable                                                        (54)                  (54)
    Deferred compensation                                                              (129)                 (216)
    Accumulated deficit                                                             (44,380)              (35,731)
                                                                                   --------              --------

  Total stockholders' equity                                                         18,998                27,504
                                                                                   --------              --------

                                                                                   $ 20,471              $ 29,480
                                                                                   ========              ========

                                  See notes to consolidated financial statements.


                                               Conceptus, Inc.

                                    Consolidated Statements of Operations
                                                 (unaudited)
                                   (In thousands, except per share amounts)
                                                   Three Months Ended                 Nine Months Ended
                                                       Sept. 30,                          Sept. 30,
                                               -------------------------------------------------------------
                                                1998              1997              1998              1997
                                               -------           -------           -------           -------
Net sales                                      $    86           $   310           $   338           $ 1,011
Cost of sales                                       75               562             1,587             1,756
                                               -------           -------           -------           -------

Gross profit (loss)                                 11              (252)           (1,249)             (745)

Operating expenses:
  Research and development                         898             1,151             3,847             4,120
  Selling, general and administrative              731             1,605             4,550             4,653
                                               -------           -------           -------           -------

Total operating expenses                         1,629             2,756             8,397             8,773
                                               -------           -------           -------           -------

Operating loss                                  (1,618)           (3,008)           (9,646)           (9,518)

Interest and investment income, net                287               503               997             1,439
                                               -------           -------           -------           -------

Net loss                                       $(1,331)          $(2,505)          $(8,649)          $(8,079)
                                               =======           =======           =======           =======

Basic and diluted net loss per share           $ (0.14)          $ (0.26)          $ (0.91)          $ (0.86)
                                               =======           =======           =======           =======

Shares used in computing basic
  and diluted net loss per share                 9,611             9,466             9,543             9,347
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

                                 Conceptus, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             Nine Months Ended
                                                                 Sept. 30,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Cash flows used in operating activities
Net loss                                                    $ (8,649)  $ (8,079)

Adjustments  to  reconcile  net  loss  to net  cash
    from  (used  in)  operating activities:
        Depreciation and amortization                            430        347
        Amortization of deferred compensation                     72        451
        Recognition of deferred revenue                          (73)       (24)
        Changes in operating assets and liabilities:
             Accounts receivable                                 450       (304)
             Note receivable                                    (256)      --
             Inventory                                           355        (56)
             Other current assets                                 89        (51)
             Accounts payable                                   (486)       195
             Accrued compensation                                139        134
             Other accrued liabilities                           (52)       184
                                                            --------   --------

Net cash from (used in) operating activities                  (7,981)    (7,203)
                                                            --------   --------

Cash flows from (used in) investing activities
Purchase of investments                                      (19,034)   (32,052)
Maturities of investments                                     32,339     33,852
Capital expenditures                                            (826)      (799)
Change in other assets                                            13       (910)
                                                            --------   --------

Net cash from (used in) investing activities                  12,492         91
                                                            --------   --------

Cash flows from (used in) financing activities
Proceeds from issuance of common stock                            71        646
Principal payments on debt and capital obligations               (31)       (99)
                                                            --------   --------

Net cash from (used in) financing activities                      40        547
                                                            --------   --------

Net change in cash and cash equivalents                        4,551     (6,565)
Cash and cash equivalents at beginning of period               9,250     16,939
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 13,801   $ 10,374
                                                            ========   ========

Supplemental disclosure of cash flow information
Cash paid for interest                                      $      5   $     11
                                                            ========   --------

Supplemental disclosure of non cash financing information
Issuance of common stock to Microgyn shareholders           $   --     $  1,000
                                                            ========   ========

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998, and for all periods presented, have been made. The balance sheet as of December 31, 1997 has been derived from audited financial statements as of that date.

         Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 may not necessarily be indicative of the operating results for the full 1998 fiscal year.

Computation of Net Loss Per Share

         Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. Under the requirements for calculating basic earnings per share, the effect of potentially dilutive securities such as stock options is excluded. Basic and diluted net loss is computed using the weighted average number of shares of common stock outstanding. The computation of the weighted average number of shares outstanding were (in thousands) 9,611 and 9,466 for the three months ended September 30, 1998 and 1997, respectively, and 9,543 and 9,347 for the nine months ended September 30, 1998 and 1997, respectively.

Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130 ("Statement 130"), Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of Statement 130 had no impact on the Company's net income
(loss) or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the three quarters of 1998 and 1997, total comprehensive income (loss) was the same as net income (loss) as unrealized gains and losses were immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as other factors, including those set forth in the following discussion could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.


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

         In July 1998, the Company announced a restructuring to significantly reduce spending levels. The Company has eliminated 53 positions worldwide since January 1, 1998, through both natural attrition and employee layoffs. This restructuring resulted in an additional charge to operating expenses of $920,000 in the second quarter of 1998, comprised of $725,000 related to the reduction in work force and $195,000 to fully reserve all remaining inventory. Internal sales, marketing and operations positions were eliminated and administrative positions were significantly reduced. Research and development positions were not affected by this restructuring.

         The Company will focus on its research and development and clinical studies of the S/TOP (Selective Tubal Occlusion Procedure) device, a non-surgical alternative to surgical tubal ligation, the most commonly used method of sterilization. The system utilizes a unique micro-coil designed to be permanently implanted into the fallopian tube in order to obtain effective sterilization. Patients who are scheduled to have a hysterectomy have participated in trials to determine the best placement of the S/TOP microcoil. The Company believes that the ability to properly place the device in the fallopian tube must be demonstrated before commencing a Phase II clinical efficacy trial.

         In  the  third  quarter  1998,  the  Company  received  approval  of an
Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) to commence Phase II clinical efficacy trials of the S/TOP device in the United States. In addition to this first U.S. site, the Company has an on-going Phase II site in Australia and, during the quarter, added a second Australian investigational site. The Company plans to complete patient enrollment in this Phase II study by year-end 1998, in an effort to demonstrate early clinical feasibility of the S/TOP device by mid-year 1999. The Company plans that the Phase II study will be followed by a pivotal study in a large number of patients, which would be conducted as part of the FDA's Pre-Market Approval (PMA) process in order to market the device in the United States.

         The Company also received in the third quarter, results from an independent laboratory histopathological analysis of an additional 21 fallopian tubes as part of its "proof of principle" study conducted in pre-hysterectomy patients. Analysis of these tubes from thirteen patients in whom S/TOP devices had been implanted six to twelve weeks prior to a scheduled hysterectomy yielded evidence of a cellular and tissue response to the device, which is an important component of the theorized mechanism of action of the S/TOP device. These results are consistent with results previously reported in five patients in February 1998.

         The Company's initial commercial products, the T-TAC (Transcervical Tubal Access Catheter) and STARRT (Selective Tubal Assessment to Refine Reproductive Therapy) Falloposcopy systems, have generated limited sales to date. In February 1998, the Company received 510(k) clearance of its second generation STARRT catheter, the Stargate Catheter, a component of the Company's STARRT Falloposcopy system, for the diagnosis of proximal tubal occlusion (PTO). The Stargate Catheter is a modification of the VS Falloposcopy Catheter, which was previously cleared by the FDA for marketing in the United States. The Stargate Catheter is designed to improve visualization of the fallopian tube by reducing the amount of light reflected off of tubal surfaces. In connection with the Company's recent restructuring, which is discussed in more detail below, the Company expects commercial shipments of these products to be significantly less than historical levels.

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

         With the recent restructuring the Company continues to seek to outlicense or establish relationships with marketing partners to distribute its current products, the ERA and FUTURA Resectoscope Sleeves and the STARRT Falloposcopy system. While the Company is committed to establishing an effective distribution channel for its products, there can be no assurance that the Company will be successful in doing so as there is no proven distribution channel for marketing the Company's products in the United States or internationally. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the ability to attract marketing partners and out-source manufacturing, the rate at which the Company establishes its domestic and international distribution network, the timing and size of distributor purchases, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

         In October 1998, the Company received notification from the National Association of Securities Dealer's Inc. ("NASD") that due to the decline in the price of the Company's Common Stock, the Company was currently not in compliance with certain listing maintenance requirements of the Nasdaq National Market. If these requirements are not satisfied within ninety days of notification, then the Company's Common Stock could be delisted from the Nasdaq National Market. In November 1998, the Company's Common Stock satisfied the applicable maintenance requirements with a closing bid price of at least $1.00 per share for ten consecutive trading days. While these maintenance requirements were satisifed within the ninety-day period, there can be no assurance that the Company's Common Stock will stay in compliance with the maintenance requirements. If delisting were to occur, the Company expects that trading of its Common Stock would be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets".


Results of Operations - Three and Nine Months Ended Sept. 30, 1998 and 1997

         Sales decreased to $86,000 and $338,000 for the three and nine months ended September 30, 1998, respectively, from $310,000 and $1,011,000 for the same periods in the prior year. The 72% and 67% decreases, respectively, are primarily due to the loss of distributors such as Imagyn Medical Technologies Inc. and Mallinckrodt Inc. and the corporate restructuring which eliminated the sales and marketing personnel. Domestic sales comprised 87% and 81% of sales for the three and nine month periods ended September 30, 1998, respectively, compared with 90% and 90% in the prior year periods. The Company anticipates that revenues will continue to decrease during the fourth quarter of 1998 as a result of the corporate restructuring.

         Cost of sales decreased to $75,000 and $1,587,000 for the three and nine months ended September 30, 1998 from $562,000 and $1,756,000 for the same periods in the prior year. The decrease in both these periods of 1998 is due to significantly reduced unit shipments of the Company's T-TAC and ERA product lines as well as elimination of manufacturing operations and personnel in connection with the corporate restructuring.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, decreased to $898,000 and $3,847,000 for the three and nine months ended September 30, 1998, respectively, from $1,151,000 and $4,120,000 for the same periods in the prior year. The decrease in both these periods of 1998 is primarily due to significantly reduced R&D activities on the ERA/FUTURA and STARRT product lines as the company focuses its R&D efforts on the S/TOP product.

         Selling, general and administrative ("SG&A") expenses decreased to $731,000 and $4,550,000 for the three and nine months ended September 30, 1998, respectively, from $1,605,000 and $4,653,000 for the same periods in the prior year. The 55% and 2% decreases, respectively, are due to the corporate restructuring which eliminated ten personnel and related SG&A expenses during the third quarter of 1998.

         Net interest and investment income decreased to $287,000 and $997,000 for the three and nine months ended September 30, 1998, respectively, from $503,000 and $1,439,000 for the same periods in the prior year. The decrease in these periods is a result of lower average invested cash balances. Interest expense for the three and nine months ended September 30, 1998 and the amounts for the same respective periods in the prior year are immaterial.

         As a result of the items discussed above, net loss decreased to $1,331,000 in the third quarter of 1998 from $2,505,000 in the prior year and in the nine months ended September 30, 1998, net loss increased to $8,649,000 from $8,079,000 in the prior year.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and its S/TOP device, and since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of September 30, 1998, had an accumulated deficit of $44.4 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in research and product development and funding clinical trials in support of its S/TOP device. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.


Liquidity and Capital Resources

         At September 30, 1998, Conceptus had cash, cash equivalents and investments of $18.3 million, compared with $27.1 million at December 31, 1997. The decrease is primarily due to $8.8 million used in operating and investing activities. Capital expenditures of $826,000 for the nine months ended September 30, 1998 increased 3% from the same period in the prior year primarily as a result of spending on leasehold improvements and furniture and equipment for a new facility. As of October 15, 1998, the Company has successfully sub-leased this entire facility for the entire lease term at amounts sufficient to recover nearly all of its leasehold improvements and furniture and equipment. The Company expects that cash outflows in the fourth quarter of 1998, exclusive of the payment of severance charges to be paid out over the fourth quarter, will be substantially lower than that experienced in each of the first three quarters of 1998.

         Conceptus believes that its existing capital resources will be sufficient to fund its operations at least through 1999, as a result of the restructuring. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing the Company's S/TOP product. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. These computer systems and programs may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly in the year 2000. The Company was informed by appropriate vendors that the Company's information systems are able to process the year 2000 accurately and the Company has completed testing of such systems. Accordingly, the Company does not anticipate any Year 2000 issues from its own information systems, databases or programs. The costs associated with this assessment were not material. As a result of the Company's recent restructuring, the Company has determined that its level of reliance on major distributors, suppliers, vendors, and customers has been significantly reduced such that Year 2000 issues faced by these third parties should not have a material effect on the Company's operations or financial condition. With respect to various financial services institutions that the Company relies on to conduct its financial transactions, the Company has determined that all its major financial service institutions are actively engaged in bringing their information systems into compliance with Year 2000 issues. However, there can be no assurance that such plans will be able to address fully, or at all, the impact of the Year 2000 issue on the Company, which could have a material adverse effect upon the Company's financial condition.

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

                                    CONCEPTUS, INC.


                                    By: /s/          KATHRYN TUNSTALL
                                        ----------------------------------------
                                                     Kathryn Tunstall
                                           President and Chief Executive Officer


                                    By: /s/           OLIVER BROUSE
                                        ----------------------------------------
                                                      Oliver Brouse
                                              Principal Accounting Director


Date:    November 12, 1998

                                INDEX TO EXHIBITS


 Exhibit
  Number                                  Description
  ------                                  -----------

    27                             Financial Data Schedule