Form 10-K
period 1998-12-31
CONCEPTUS INC
filed 1999-04-01
CIK 896778

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1998 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from        to

                         Commission File Number: 0-27596



                                CONCEPTUS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      97-3170244
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               1021 Howard Avenue
                              San Carlos, CA 94070
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (650) 802-7240

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.003 par value per share
                               ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 28, 1999 was approximately $11,423,993 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 9,620,205 shares of Registrant's Common Stock issued and outstanding as of February 28, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

================================================================================

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Conceptus, Inc. ("Conceptus" or the "Company") designs and develops minimally invasive devices for reproductive medical applications. The Company's current focus is on the development of a non-surgical approach to fallopian tube sterilization, the most commonly performed contraceptive procedure worldwide. Given the Company's Focus on the development of the STOP contraception device, the Company is not actively marketing or manufacturing its infertility and therapeutic hysteroscopic products.

         The Company's commercially available infertility products are designed to improve the accuracy of diagnostic procedures for infertility, and to increase the safety of resectoscopic procedures. Conceptus has developed proprietary micro-catheter and guidewire systems that allow physicians to transcervically (through the cervix) access and navigate the full length of the fallopian tubes in a non-surgical approach. The Company's catheter systems are based on technology initially developed by Target Therapeutics, Inc. ("Target"), and licensed exclusively to Conceptus in the field of reproductive physiology. To date, Conceptus has received five 510(k) clearances to market applications of its T-TAC(TM) (Transcervical Tubal Access Catheter) systems and two 510(k) clearances for the Selective Tubal Assessment to Refine Reproductive Therapy ("STARRT") falloposcopy products for proximal tubal occlusion. The Company commenced marketing of its catheter systems for certain applications in September 1995.

         In November 1996, the Company entered into the therapeutic hysteroscopy market through its acquisition of Microgyn, Inc. ("Microgyn"), a privately held medical device company. Microgyn's technology was develped to increase the safety and performance of resectoscope procedures, including therapeutic hysteroscopy procedures, which utilize an endoscope to guide the selective excision of abnormal uterine tissue. The Company began marketing its ERA(TM) and FUTURA(TM) resectoscope sleeves for gynecology and urology applications in September 1997 upon 510(k) clearance.

         In July, 1998 the Company implemented a restructuring plan when the Company determined that the near-term market potential of the Company's T-TAC, STARRT, and Microgyn products did not justify a direct, specialty salesforce. This restructuring reduced the number of employees by approximately fifty employees from seventy-two at the beginning of the year by eliminating all sales and marketing personnel, the manufacturing function, and most administrative personnel. As a result of these actions the Company reduced operating losses to $1.3 million in the fourth quarter of 1998 from $4.3 million in the fourth quarter of 1997. The Company is actively engaged in discussions with potential marketing and manufacturing partners in order to bring the T-TAC, STARRT, and Microgyn products to the gynecology market.

         The Company is currently focused on developing its S/TOP(TM) (Selective Tubal Occlusion Procedure) system to provide a non-surgical approach to fallopian tube sterilization, the most common method of contraception worldwide. The Company estimates that over 13 million female sterilization procedures are performed annually worldwide. The S/TOP system uses the Company's transcervical tubal access technology to deliver a proprietary micro-coil device to the lumen of the fallopian tube. Conceptus believes that the S/TOP system will allow physicians to perform fallopian tube sterilization in an office setting without general anesthesia. The Company also believes that the elimination of surgery from the procedure will increase both patient demand for the procedure and the availability of tubal sterilization in developing countries, where surgical facilities may be limited. The United States accounts for less than 20% of annual worldwide fallopian tube sterilization procedures, and the Company estimates that the United States market for such procedures exceeds $1.5 billion annually. Conceptus has performed clinical feasibility studies in two different patient groups and is currently engaged in a Phase II study of effectiveness.

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

         In November 1998, the Company announced that it has retained CIBC Oppenheimer Corporation to evaluate strategic alternatives for the Company, including inquiries that have been received by the Company regarding possible business alliances. The Company intends to review opportunities in women's health, its traditional market focus, as well as other areas of medicine.


         T-TAC(TM), STARRT(TM), S/TOP(TM), VS(TM), Soft Torque(TM), Soft Seal(TM), Minicerv(TM), Progression(TM), Robust(TM), Coaxess(TM) and Stargate(TM) are trademarks of the Company. All other tradenames and trademarks appearing in this report are the property of their respective holders.


HUMAN REPRODUCTION

         Human reproduction has been the focus of increased scientific and medical attention over the last twenty years. Contemporary lifestyle choices, such as deferred childbearing, have led to an increased demand for certain reproductive medical services, including the treatment of infertility and improved methods of contraception. As a result, increasing numbers of OB/GYN specialists in the United States treat infertility as well as other reproductive disorders, and the number of family planning/reproductive health units in community hospitals in the United States increased sice 1985.

Contraception Overview

         Despite the risks, high costs, and recovery time associated with surgical sterilization performed under general anesthesia, surgical female sterilization is the most widely used form of contraception in the United States and internationally. According to a 1995 survey by the Centers for Disease Control and Prevention, female sterilization is the most commonly used form of contraception in the United States by women between the ages of 15 and 44. Among women 35 years and over, 33% rely on sterilization and among all married or divorced women over 35 years of age, 54% utilize sterilization for contraception. The high rate of reliance on female sterilization is due in part to concerns about the safety and reliability of those birth control methods that are readily accepted by younger women. Consequently, despite recent favorable clinical studies, patient concerns about the long-term effects of oral contraceptives have limited their acceptance among women 35 and over where only 12% of these women use oral contraceptives. Use of intrauterine devices ("IUD") in the United States has declined in women of all age groups. Due to concerns that use of IUDs may result in increased incidence of pain and heavy menstrual bleeding, which could mask the symptoms of serious uterine disease, use of IUDs among women in the United States age 15 - 44 is less than 1%. For these reasons, women are seeking new methods of permanent contraception. Increasingly, women in the United States have turned to surgical tubal sterilization, which has become the contraceptive method of choice. In 1995, 59% of women between 15 - 44 years of age relied on tubal sterilization, compared with only 23% in 1973. In developing countries where there are concerns about population growth, 23% of all women have undergone surgical tubal sterilization. Throughout the world, there is a need for a safe, non-surgical, and permanent contraceptive method.


Because the fallopian tubes are the organs in which conception occurs, they serve a critical function in the reproductive process and are often the focus of treatment whether the objective is to increase a woman's reproductive potential, such as in the treatment of infertility, or to decrease her reproductive potential, such as in the performance of sterilization procedures. Surgical fallopian tube sterilization has become the fastest growing method of contraception worldwide, especially among women over 35, because of its reliability, and the absence of chronic side effects associated with the procedure. Although mechanical occlusion of the fallopian tubes is a highly effective means of achieving female sterilization, the difficulty in accessing the fallopian tubes has made it necessary to perform surgery in order to accomplish fallopian tube sterilization. Typically, fallopian tubes are ligated by cutting or cauterizing the tubes, or by mechanical occlusion of the tubal lumen using clips or rings in a surgical procedure such as a laparoscopy or laparotomy. The requirement of surgery, however, is an obvious limitation of the procedure. The risks associated with surgery, including the risk of general anesthesia, infection and other complications, combined with concerns about cost and recovery time, make the procedure less than ideal. Additionally, in many developing countries, where the need for permanent contraception is critical, there is a shortage of community surgical facilities. In the United States, it is estimated that approximately 1.3 million surgical tubal sterilization procedures are performed annually. The average cost of these procedures ranges from approximately $2,500 to approximately $8,000, depending on the degree of invasiveness of the surgery.

S/TOP System Procedure-Specific Product

         The Company is developing a proprietary micro-coil sterilization device which is deployed permanently into each fallopian tube using the Company's minimally invasive tubal access and delivery system and the Company's unique delivery wire. The micro-coil device has been designed to effectively occlude the lumen of the fallopian tube and be physically incorporated into the tubal wall to prevent expulsion. The Company believes that this device and procedure should reduce the clinical risks and costs associated with most current tubal sterilization procedures while delivering a reliable, safe method of sterilization.

Clinical and Regulatory Status

          In 1995, the Company completed in vitro feasibility studies and a successful animal study that demonstrated 100% pregnancy prevention in the 20 animals in which the device remained correctly placed. In September 1995, Conceptus commenced a Phase I clinical study of the S/TOP device under an Institutional Review Board ("IRB") approval with a non-significant risk determination. In April 1996 this study was approved by the FDA under an Investigational Device Exemption ("IDE"). The study involved the placement of the S/TOP device in patients at the time of hysterectomy in order to assess the ability to access the fallopian tube, properly place the device, and test the acute retention of the device. As of November 1998, 68 women have been enrolled in this study. IDE approval has been obtained for an expanded Phase I clinical study in 20 patients who are scheduled for a hysterectomy six to 12 weeks after hysteroscopic placement of the S/TOP device. In addition to the initial Phase I trial objectives, this study is designed to evaluate the histology of adjacent tissue reaction and patient recovery from the device placement procedure. Twenty-seven patients have been enrolled in this study and have undergone the S/TOP device placement procedure without anesthesia. The results from the first five patients to undergo histologic evaluation of their fallopian tubes provides early evidence of a local inflammatory tissue response to the device, as well as damage to the tubal architecture, which is expected to be unfavorable to conception. In addition, a hysterosalpingography performed just prior to the hysterectomy demonstrated complete occlusion in all tubes tested to date, with the exception of three tubes in which the device did not remain due to improper placement.

         In 1997, the Company commenced a Phase II clinical study in Australia. In 1998, a Phase II study was initiated at two sites in the United States. The Company also tested several different configurations of the S/TOP device in pre-clinical studies, in an attempt to improve handling characteristics of the device and to address issues of device migration and expulsion which were observed in the early clinical testing. As of year-end 1998, fourteen patients are relying on the device for contraception and are being followed in the study. In 67 months of wearing and through 37 months of efficacy testing, there were no pregnancies reported. A majority of the implantation procedures were performed without general anesthesia and were tolerated by patients. The Company expects to follow this study with an expanded Phase II study, which will likely involve 50 patients. Depending on the results of this expanded Phase II study and the Company's on-going development efforts, the Company is in the process of formulating a Phase III study, which will involve a larger patient population and long-term follow up in support of a Pre-Market Approval ("PMA") application. There can be no assurance that the Company will be able to formulate, design, and execute a large Phase III study or that such a study will enable the Company to obtain a PMA of the S/TOP device.

Infertility and the Role of the Fallopian Tubes in Reproduction

         Infertility is one of the most common and emotionally traumatic of reproductive disorders and appears to be increasing in most developed countries due to both sociological and epidemiological factors. Studies indicate that five to eight million couples in the United States (or up to 15% of couples of childbearing age from 20 to 44) are clinically infertile, which has been defined as the failure to conceive after one year of unprotected intercourse. Current estimates of the United States market for diagnosis and treatment of infertility are in excess of $2.0 billion annually.

         Because the fallopian tubes are the organs in which conception occurs, they serve a critical role in the reproductive process. Of the up to 8 million couples experiencing infertility in the United States, fallopian tube infertility may affect as many as 2.8 million. Yet, the fallopian tubes do not lend themselves to easy study and treatment. Because of the difficulty in accessing the fallopian tubes, current non-surgical techniques for diagnosing fallopian tube diseases and disorders often do not adequately or accurately delineate the nature, extent and location of tubal pathology. Therapeutic choices for the treatment of infertility are equally constrained by the difficulty in accessing the fallopian tubes, and therefore, most fallopian tube therapies must be performed surgically.

         The most commonly performed fallopian tube infertility diagnostic procedure is hysterosalpingography ("HSG"), which involves the injection of an x-ray contrast medium (or dye) transcervically into the uterus to allow the physician to observe and evaluate the flow of dye through the fallopian tubes under fluoroscopy (x-ray). This procedure is often painful and is also known to be highly inaccurate, with false-positive results in as many as 40% of HSG-diagnosed cases of proximal tubal occlusion ("PTO"). Because of its high rate of inaccuracy, when HSG indicates an occlusion, the physician will likely perform a surgical confirmatory procedure known as laparoscopic chromopertubation (commonly called "lap and dye").

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

Conceptus' First Platform Technology:  Transcervical Tubal Access Technology

         Conceptus has developed its minimally invasive transcervical tubal access technology to address the clinical problems and technological limitations presented by current fallopian tube infertility and tubal sterilization approaches. The Company believes that the ability to directly and nonsurgically access the fallopian tubes will lead to better reproductive outcomes by:

         o Improving the accuracy of conventional diagnostic procedures performed to assess tubal patency.

         o Facilitating the performance of a new endoscopic tubal diagnostic procedure, which will permit the diagnosis of several key aspects of tubal functionality not adequately assessed today.

         o        Enabling   physicians   to  select  more   appropriate   tubal
                  therapies, thereby eliminating many unnecessary therapies.

         o Allowing more tubal therapies to be performed nonsurgically, thus avoiding the risks and costs of surgery and the potential for further surgery-induced damage to the fallopian tubes.

         o        Accelerating   the   selection  of   appropriate   infertility
                  treatment,   an  important   consideration   for  women  whose
                  infertility status has already been compromised by age.

         o        Providing   a   non-surgical   approach  to   fallopian   tube
                  sterilization, thereby increasing patient demand for tubal sterilization and expanding its availability in developing countries where surgical facilities may be limited.


Infertility Products

         The Company's proprietary transcervical tubal access technology consists of specially designed, micro-catheters and guidewires, designed to be atraumatic, which provide non-surgical access through the cervix and uterus and into the fallopian tubes. These components are combined with the Company's other procedure-specific products to produce the T-TAC system and the STARRT Falloposcopy system.

The following table sets forth the clinical indications of each of the Company's principal infertility products:

                 Product Systems                   Clinical Indications
                 ---------------                   --------------------
     T-TAC System
     ------------
     VS (Variable Softness) Catheter          Diagnostic tubal
     Guidewires                                catheterization; therapeutic
     Soft Torque Uterine Catheter              tubal catheterization; HSG;
     Soft Seal Cervical Catheter               lap and dye; and
     Minicerv Cervical Catheter                intrauterine insemination.
     Progression Catheter

     STARRT Falloposcopy System
     --------------------------
     Stargate Catheter                        Operative fallopian tube
     StarQuest Guidewire                       endoscopy; in-office
     Coaxess Uterine Catheter                  fallopian tube endoscopy.
     Falloposcope
     Gyne-Flex Stabilizing Arm

Conceptus' Second Platform Technology: Resectoscopy

         ERA(TM) and FUTURA(TM) are trademarks of the Company. All other tradenames and trademarks appearing in this report are the property of their respective holders.

         Conceptus acquired Microgyn, Inc.,a privately held company, in November 1996.The technology developed at Microgyn has been incorporated into Conceptus' ERA and FUTURA Resectoscope Sleeves, for use in therapeutic resectoscopy procedures in gynecology and urology. In 1997, the Company acquired the manufacturing rights for the ERA and FUTURA product lines from Medical Scientific, Inc. The Company is in the process of identifying contract manufacturers for the Microgyn sleeve products.

ERA Product Line

         The ERA product line for gynecology focuses on products to increase the safety and performance of resectoscope procedures, including therapeutic hysteroscopy procedures, which utilize an endoscope to guide the selective excision of abnormal uterine tissue. These procedures, including endometrial or fibroid resection and endometrial ablation, are growing in clinical acceptance because they are less invasive, non-incisional alternatives to the over 600,000 hysterectomies performed in the United States annually.

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

FUTURA Product Line

         There is also an important urological application for the resectoscope sleeve. The FUTURA Resectoscope Sleeve enables the urologist to perform a Transurethral Resection of the Prostate ("TURP") more safely. TURP is used to treat symptomatic enlargement of the prostate, or benign prostatic hyperplasia ("BPH"). Approximately 180,000 TURP procedures were performed in the United States in 1997.

         TURP typically involves the electrosurgical removal of abnormal tissue through a resectoscope, without the need for an incision. Conventional electrosurgical procedures, however, require the use of hypotonic irrigation solutions, the excessive absorption of which is associated with a potentially catastrophic complication referred to as "TUR Syndrome." In order to reduce the risk of TUR Syndrome, most hospitals have adopted a strict surgical protocol limiting the TURP procedure time, which may make it difficult for physicians to completely resect abnormal prostate tissue in a single procedure. The FUTURA Resectoscope Sleeve, which utilizes the same patented Microgyn technology used for the gynecological application, enables the urologist to perform transurethral procedures using isotonic (physiologic) solutions, eliminating the risk of TUR Syndrome, and permitting the extra procedure time that may be needed to complete resection of the prostate.


Clinical and Regulatory Status

     Both the ERA and FUTURA Resectoscope Sleeve products have received FDA 510(k) clearance for therapeutic hysteroscopy.

Research and Development

         The Company's research and development activities are performed through a combination of internal employees and external consultants. The Company intends to continue to focus its research and development efforts on the development of the S/TOP contraceptive product. Research and development expenses in 1998, 1997, and 1996 were $4.3 million, $5.4 million, and $3.8 million, respectively.

Manufacturing

         The Company eliminated its manufacturing function in July 1998 as a part of its restructuring. Prior to eliminating manufacturing, the Company was inspected by the FDA, and was in substantial compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") for medical devices. The Company has also been inspected in the past by the California Department of Health Services ("CDHS") and is registered with the State of California to manufacture its medical devices and drugs. The State of California Food and Drug Branch conducted a two-day inspection of the San Carlos facility in February 1997 and as a result of that inspection, recommended that Conceptus be issued a drug license by the State of California Department of Health Services. See "Risk Factors-Dependence Upon Sole Source Suppliers; Lack of Contractual Arrangements" and - "Limited Manufacturing Experience and Third Party Manufacturers."

Marketing and Distribution

         Prior to the Company's July 1998 restructuring, the ERA resectoscope sleeve and the STARRT products were marketed by the Company's direct sales force in the U.S. and Europe. The T-TAC and FUTURA products were distributed by a network of distributors in the U.S., Europe, and Australia. In 1998, the Company did not have any shipments to its major distribution partners for the T-TAC and FUTURA products. The absence of shipments to these distributors and the elimination of the Company's sales force resulted in a $977,000 decrease in sales from 1997. In 1997 and 1996, sales to major distributors as a group were 90% and 65% of total sales, respectively. Until the Company is successful in establishing alternate distribution and marketing partners to distribute the Microgyn, T-TAC, and STARRT products, revenues are expected to decrease from 1998 to a very low level. There can be no assurance that any of the Company's existing or future distribution partners will successfully market the Company's products for applications in radiology, gynecology, or urology. See "Risk Factors-Limited Sales, Marketing and Distribution Experience; Emerging Market."

         In July 1996, the Company entered into an agreement with Mallinckrodt Group, Inc. ("Mallinckrodt"), a major supplier of radiological contrast media. Pursuant to this agreement, Conceptus granted Mallinckrodt marketing rights for radiology applications of the T-TAC system in North, Central and South America. In June 1996, the Company appointed Schering Health Care, Ltd., a major supplier of reproductive pharmaceuticals to the interventional gynecology market, as Conceptus' exclusive distributor in the United Kingdom. In September 1997, the Company entered into a marketing and distribution agreement with Imagyn, formerly UroHealth, Inc., granting Imagyn an exclusive, worldwide license to distribute products for urological applications of the resectoscope sleeve. These distribution agreements are currently dormant. In March 1998, the Company received notification that Schering Health Care Ltd. terminated the distribution agreement with the Company, effective May 1999.

         The Company believes that interventional gynecology is an emerging market, thus there is no proven distribution channel in the United States.
Penetrating this emerging market is a challenge due to structural characteristics associated with the interventional gynecology market. Unlike many other physician specialty markets, the interventional gynecology market is characterized by a large number of office-based physicians (7,500) who often practice alone or with one other physician. Thus, the number of sales "call points" is large. In addition, interventional gynecologists do not tend to sub-specialize in a particular procedure within interventional gynecology and thus perform a large variety of clinical procedures, with each individual procedure representing a relatively small amount of the physician's total professional fees. Yet, the interventional
gynecologist   requires   the  same   level  of   in-servicing,   training   and
clinically-based selling activities that are required in other physician specialty markets. These market dimensions: a large, diffusely- distributed custromer base, with no real concentration of medical procedures makes distribution to the interventional gynecologists a challenge.

         Prior to its July, 1998 restructuring, Conceptus had sought to license or acquire products that were complementary to its products in order to develop a "critical mass" of medical devices to justify the hiring of a direct, specialty sales force. The Company believes there are several companies with such products which to date have been unable to establish an effective distribution channel for them. Failing to build a line of products that would enable cost effective, direct marketing to the interventional gynecology market, the Company eliminated its sales and marketing and manufacuring functions, initiated discussions with potential marketing partners and focused its remaining internal resources on the development of its S/TOP permanent contraception device. In conjunction with the restructuring, the Company decided to no longer maintain compliance with CE Mark requirements, which is required for all products to be sold in the European Community. Accordingly, effective January 1, 1999, the Company's current products cannot be sold directly by the Company into the European Community.

         The Company generally operates under written distribution agreements with its distributors which grant the distributor the exclusive right to sell the Company's products within a defined territory. These distributors also typically market other medical products, although the Company seeks to obtain covenants from its distributors prohibiting them from marketing medical devices that compete directly with the Company's products. The Company's distributors typically purchase the Company's products at a discount from list price and resell the products to hospitals, clinics and physicians. Sales to international distributors are usually denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country. See "Risk Factors Dependence Upon International Distributors and Sales."

Patents, Trade Secrets and Licenses

         The Company's policy is to aggressively protect its proprietary position by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company's strategy includes extending the patent protection of its in-licensed technology (from Target) by filing procedure-specific method patents wherever possible for the use of the Company's products in new clinical applications, as well as aggressively pursuing patents for all its other inventions and developments.

         As of February 28, 1999, Conceptus had applied for 19 United States patents, seven of which have been issued to the Company, and has filed 25 foreign patents, two of which have been issued to the Company. The Company's issued patents contain claims regarding guidewire manipulation, a novel guidewire design and a delivery mechanism for a tubal occlusion device. The pending applications cover various aspects of the Company's proprietary tubal access platform technology, including certain claims specific to falloposcopy products, as well as the Company's S/TOP device, allowing the use of a physiologic solution during operative hysteroscopy and other products that are currently, or in the future may be, used in conjunction with the Company's product systems. Conceptus is also the licensee (from Target) for exclusive use in the field of reproductive physiology, of substantial technology developed by Target as described below, and has granted to Target an exclusive license in certain fields of interventional medicine outside of the field of reproductive physiology to certain Conceptus technology. Conceptus's exclusive license of Target's technology is applicable to all technology available to the Company as of February 1, 1996. Conceptus does not have any preferential rights for Target technology developed following that date. As of February 28, 1999, Target held, and Conceptus exclusively licensed from Target within the field of reproductive physiology, 78 issued United States patents, numerous United States patent applications and numerous foreign patents issued and applications pending covering various aspects of its products and core technology. Target's issued patents relate to the design of Target's micro-catheters, the initial patent for which expires in June 2006, certain aspects of guidewire design and other important aspects of Target's micro-catheter, guidewire and micro-coil technologies. In the event that such Target patents are at any time invalidated, the Company's proprietary position in the marketplace would be severely compromised. In addition, should the Target technology licensed to the Company be found to infringe upon a third party's technology, the Company's sale of products based on such infringing Target technology could be limited. Finally, in the event that the Company materially breaches the terms of its license from Target, Target will have the right to terminate the license. Any such termination of this license would deprive the Company of the right to develop or sell products based on the licensed technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors Reliance on Patents and Protection of Proprietary Technology."

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

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including, laboratory, preclinical and clinical trial data to prove the safety and effectiveness of the device as well as extensive manufacturing information. Following receipt of a PMA, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. The PMA approval process can be lengthy, expensive and uncertain. FDA review of a PMA generally takes approximately two years or more from the date of filing to complete. If granted, the approval of the PMA may include significant limitations on the indicated uses for which a product may be marketed. The PMA process can take several years from initial filing and requires the submission of extensive supporting data and clinical information. There can be no assurance that any future products or applications developed by the Company will not require approval under the more lengthy and expensive PMA process. If the Company is required to obtain approval for any products pursuant to the PMA procedure or, if the 510(k) process with respect to any products is extended for a considerable length of time, the commencement of commercial sales of the Company's products will be delayed substantially.

         As of February 28, 1999, the Company has received five 510(k) clearances for certain diagnostic and therapeutic indications of its T-TAC system. In addition, the Company has received two 510(k) clearances for its STARRT Falloposcopy system and its Stargate Catheter, both for the diagnosis of PTO. Conceptus has also received two 510(k) clearances for its FUTURA Sleeve in urology applications and its ERA Sleeve in gynecology applications.

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

         The promotion of most products regulated by the FDA is subject to both FDA and Federal Trade Commission jurisdictions. The Company is also subject to regulation by the Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations. See "Risk Factors Government Regulations."

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

         The European Union has promulgated rules that require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix the CE Mark will prohibit the Company from selling the product in member countries of the European Union after December 31, 1998. The Company received ISO certification in January 1998, but since eliminating its manufacturing function the Company has allowed its ISO certification to lapse. Thus the Company is no longer able to affix a "CE Mark" to its products.

         Many countries in which the Company currently operates or intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future which could adversely affect the Company's ability to market its products. In addition, significant costs and requests by regulators for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally. See "Risk Factors Government Regulations."

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

         Regardless of the type of reimbursement system, the Company believes that physician advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's systems. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company's systems for all indications intended by the Company. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors Uncertainty Relating to Third Party Reimbursement."

Competition

         Currently, fallopian tubes are ligated by cutting or cauterizing the tubes, or by mechanical occlusion of the tubal lumen using clips or rings in a surgical procedure such as a laparoscopy or laparotomy. The Company is aware of several competitors attempting to provide alternate methods of tubal sterilization including radio frequency coagulation, intratubal cyrogenic freezing, polymeric embolic agents, nitenol stents, silicone plugs, and hydrogelic plugs.

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

         The Company believes that its products have distinct advantages over those of its competitors based on the Company's advanced proprietary micro-catheter and guidewire technologies and its proprietary resectoscope safety sheath technology. However, many of the Company's competitors have substantially greater name recognition and financial resources than the Company and have greater resources and expertise in research and development, obtaining regulatory approvals, manufacturing and marketing. Certain of these companies are developing and marketing devices for the diagnosis and treatment of disorders of the female reproductive system and others may choose to enter this market at a later date. See "Risk Factors-Competition; Uncertainty of Technological Change" and "-Reliance on Patents and Protection of Proprietary Technology."

Product Liability and Insurance

         The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company currently maintains product liability insurance with coverage limits of $5,000,000 per occurrence and an annual aggregate maximum of $5,000,000, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims in connection with clinical trials or sale of the Company's products will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all. In addition, the Company may require increased product liability coverage as more of its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Product Liability Risk and Recalls; Limited Insurance Coverage."

Employees

         As of February 28, 1999 the Company employed 22 individuals, 17 of whom were engaged directly in research, development, regulatory and quality assurance affairs. The Company is dependent upon several key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. None of the Company's employees is covered by a collective bargaining agreement. Conceptus believes that it maintains good relations with its employees. See "Risk Factors-Dependence Upon Key Personnel."

Executive Officers of the Company

         The executive officers of the Company, and their ages, as of February 28, 1999, are as follows:

     Name                          Age   Position

Kathryn A. Tunstall..............   48   President, Chief Executive Officer
                                              and Director

Steve Bacich.....................   37   Vice President, Research and
                                              Development

Cynthia M. Domecus...............   39   Senior Vice President, Clinical
                                              Research, Regulatory
                                              Affairs and Quality Assurance

         Ms. Tunstall joined Conceptus in July 1993 as President, Chief Executive Officer and a director. Prior to joining Conceptus, Ms. Tunstall spent seven years as an executive officer and in senior marketing positions of the Edwards Less Invasive Surgery Division of Baxter International ("Baxter"), a division engaged in the research and development, manufacturing and marketing of cardiovascular catheters, serving as President from June 1990 to June 1993 and serving as Vice President and Director of Worldwide Sales and Marketing from November 1986 to June 1990. From 1980 to 1986, Ms. Tunstall held various positions in manufacturing and marketing of McGaw Laboratories, a pharmaceutical and medical device company, serving most recently as Vice President of Marketing. Ms. Tunstall also serves as a director of RESOLVE, a non-profit infertility support, education and advocacy organization. Ms. Tunstall holds a B.A. in Economics from the University of California and has also completed graduate level studies in Business and Healthcare Administration.

         Mr. Bacich joined Conceptus in March 1997 as Vice President, Research and Development. Prior to joining Conceptus, Mr. Bacich spent seven years as a Co-founder and Director of New Product Development for Imagyn Medical, Inc., a medical device manufacturer of gynecological products for infertility and enodscopic procedures. From August 1987 to September 1989, Mr. Bacich held engineering positions in research and development and serving most recently as Senior Staff Engineer, Business Development for the Edwards Less Invasive Surgery Division of Baxter. From 1985 to 1987, Mr. Bacich held research and development positions at Mentor Corporation, a reconstructive surgery and urology company. From 1983 to 1985, Mr. Bacich held research and development positions at American Medical Optics, an ophthalmic medical device manufacturer and Division of American Hospital Supply Corporation. Mr. Bacich holds a B.S. in Biomedical Engineering from the University of California, San Diego.

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

ITEM 2.  PROPERTIES

         The Company is currently occupying approximately 14,000 square feet in San Carlos, California. The facility is subject to a lease which expires in December, 1999. The Company has leased additional space in the amount of approximately 16,397 square feet, also in San Carlos, California which is subject to a lease which expires in May, 2002. The larger facility has been sub-leased at amounts greater than the Company's lease obligation through the entire lease period. The Company believes that it will be able to lease additional space or renew its existing leases as necessary.

ITEM 3.  LEGAL PROCEEDINGS

         A complaint alleging sexual harassment was filed against the Company and certain named officers of the Company in the Superior Court of San Mateo, California on December 17, 1997. As of March 1, 1999, the Company does not believe that the outcome of this case will have a material effect on the operations or financial condition of the Company. The Company from time to time is involved in routine legal matters incident to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

                                                   High           Low
                                                   ----           ---
     January 1, 1998 through March 31, 1998       $ 5.250        $3.500
     April 1, 1998 through June 30, 1998          $ 3.500        $1.250
     July 1, 1998 through September 30, 1998      $ 1.750        $0.530
     October 1, 1998 through December 31, 1998    $ 2.250        $0.660

     January 1, 1997 thorugh March 31, 1997       $14.250        $9.375
     April 1, 1997 through June 30, 1997          $12.750        $8.500
     July 1, 1997 through September 30, 1997      $10.250        $6.625
     October 1, 1997 through December 31, 1997    $11.000        $4.125

         As of February 28, 1999, the Company had approximately 114 stockholders of record. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

         In October 1998, the Company received notification from the National Association of Securities Dealer's Inc. ("NASD") that due to the decline of the Company's stock price, the Company was not in compliance, throughout the third quarter of 1998, with certain listing maintenance requirements of the Nasdaq National Market. In November 1998, the Company's Common Stock satisfied these maintenance requirements with a closing bid price of at least $1.00 per share for ten consecutive trading days. While these maintenance requirements were satisfied within the required ninety-day period required by the NASD, there can be no assurance that Company's Common Stock will stay in compliance the maintenance requirements. If delisting were to occur, the Company expects that trading of its Common Stock would be conducted on the OTC Bulletin Board or in the over-the-market in what is commonly referred to as the "pink sheets". The closing price of the Company's Common Stock on December 31, 1998 was $2.25 per share.

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

                                                                                     Year Ended December 31,
                                                         ---------------------------------------------------------------------------
                                                         1994             1995             1996             1997            1998
                                                         ----             ----             ----             ----            ----
Statement of Operations Data:
Net sales                                              $    389         $    243         $    664         $  1,426         $    449
Cost of sales                                               718            1,021            1,208            3,516            1,702
                                                       --------         --------         --------         --------         --------
Gross profit (loss)                                        (329)            (778)            (544)           (2090)          (1,253)

Operating costs and expenses:
   Research and development                               1,778            2,589            8,509            5,429            4,317
   Selling, general and  admin                            1,894            2,805            4,824            6,323            5,349
                                                       --------         --------         --------         --------         --------
        Total operating expenses                          3,672            5,394           13,333           11,752            9,666
                                                       --------         --------         --------         --------         --------
Loss from operations                                     (4,001)          (6,172)         (13,877)         (13,842)         (10,919)
Interest & investment income, net                           125              323            2,185            1,784            1,254
                                                       --------         --------         --------         --------         --------
        Net loss                                       $ (3,876)        $ (5,849)        $(11,692)        $(12,058)        $ (9,665
                                                       ========         ========         ========         ========         ========

Basic and diluted net loss per share                                                     $  (1.39)        $  (1.29)        $  (1.01)
                                                                                         ========         ========         ========
Shares used in computing basic
and diluted net loss per share                                                              8,396            9,381            9,562
                                                                                         ========         ========         ========


                                                                            Year Ended December 31,
                                                      --------------------------------------------------------------------
                                                         1994          1995            1996         1997          1998
                                                      -----------   ------------    -----------  ------------  -----------
        Balance Sheet Data:
        Cash, cash equivalents and short-term
           investments...............................   $5,253         $5,082        $39,021       $27,058      $17,071
        Working capital..............................    5,089          4,407         37,078        26,608       16,500
        Total assets.................................    6,221          6,092         40,093        29,480       19,031
        Long-term portion of debt and capital lease
           obligations...............................      264            153             34             1            -

        Redeemable convertible preferred stock.......   11,453         16,624          -                 -            -
        Accumulated deficit..........................   (6,132)       (11,981)       (23,673)      (35,731)     (45,396)
        Total stockholders' equity...................   (6,125)       (11,877)        37,595        27,504       18,014

         Basic and diluted net loss per share have also been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering, previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 62 and 83 are now excluded from the computation as their effect is antidilutive under Financial Accounting Standards Board Statement 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception on September 18, 1992, the Company has been primarily engaged in the design, development and marketing of minimally invasive devices for reproductive medical applications. The Company's current focus is on providing a non-surgical approach to fallopian tube sterilization, the most commonly performed contraceptive procedure worldwide, while continuing to support its diagnostic and therapeutic gynecology products. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, to conduct research and development, and to partner with appropriate marketing and sales partners.

         The Company's initial commercial products, the T-TAC and STARRT Falloposcopy systems, have generated limited sales to date. Prior to the July 1998 restructuring, the Company had sought to license or acquire products that were complementary to its products in order to develop a critical mass of medical devices to justify the hiring of a direct, specialty sales force. Failing to build a line of products that would enable cost effective, direct marketing to the interventional gynecology market, the Company implemented a restructuring plan in July 1998 when the Company assessed that the near-term market potential of these products did not justify a direct, specialty salesforce. This restructuring reduced the number of employees by approximately fifty from seventy-two at the beginning of the year by eliminating all sales and marketing personnel, the manufacturing function, and most administrative personnel. As a result of these actions the Company reduced fourth quarter operating losses to $1.3 million in the fourth quarter of 1998 from $4.3 million in the fourth quarter of 1997.

         In conjunction with the restructuring, the Company decided to no longer maintain compliance with CE Mark requirements, which is required for all products to be sold in the European Union. Accordingly, effective January 1, 1999, the Company's current products cannot be sold directly by the Company into the European Union. The Company is actively engaged in discussions with potential marketing and manufacturing partners in order to bring the T-TAC, STARRT, and Microgyn products to the gynecology market. The failure to establish and maintain effective distribution partnerships and channels for the Company's products resulted in a significant decrease in revenues in 1998. Until the Company is successful in establishing marketing and sales partners to distribute the Microgyn, STARRT, and T-TAC products, revenues are expected to decrease from 1998 to a very low level.

         Prior to the restructuring the Company sold its products to international markets through a limited number of distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms and may include purchase discounts. General marketing of the T-TAC system commenced upon the receipt of a 510(k) clearance for diagnosis of proximal tubal occlusion in August 1995. Sales in 1996 were through a small direct sales force and two significant distributors on open credit terms and consisted primarily of commercial shipments of T-TAC products. Sales in 1997 and 1998 were through a small direct sales force (which was eliminated in July, 1998) and distributors, on open credit terms and consisted of commercial shipments of T-TAC, STARRT, ERA and FUTURA products.

         In the fourth quarter of 1996 the Company presented results from the IMSF study of its STARRT Falloposcopy system. Study data showed that use of the STARRT Falloposcopy system altered infertility diagnosis in the majority of cases versus conventional infertility diagnosis. In February 1998, the Company received 510(k) clearance of its second generation STARRT catheter, the Stargate Catheter, a component of the Company's STARRT Falloposcopy System, for the diagnosis of PTO. The Stargate Catheter is a modification of the VS Falloposcopy Catheter, which was previously cleared for marketing in the United States by the FDA. The Stargate Catheter is designed to improve visualization of the fallopian tube by maintaining sufficient space between the wall of the fallopian tube and a micro endoscope. Limited marketing of the STARRT product line occurred in 1998 to three customers in the United States and in Europe, one large customer purchased a moderate evaluation quantity of this new Stargate catheter and related products.

         On November 26, 1996, the Company completed the acquisition of Microgyn, a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn, Inc. in exchange for $3.0 million in cash on the acquisition date and $1.0 million in the form of 104,708 shares of common stock issued six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. The acquisition was accounted for using the purchase method and $4.8 million was written-off as in-process research and development in 1996. Future earn-out payments in the form of cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones. The Company completed product development of the Microgyn product portfolio in 1998.

         In the second half of 1997 the Company began marketing the ERA and FUTURA Resectoscope Sleeve products from the Microgyn technology portfolio. These products allow the use of physiologic solution when performing hysteroscopic procedures, which increases the safety of resection procedures by eliminating the risk of dilutional hyponatremia, a complication that can lead to serious heart, lung, and brain disorders. The Company received 510(k) clearance for its FUTURA Resectoscope Sleeve for urology applications in the first quarter of 1997. In September 1997, the Company received 510(k) clearance for its ERA Resectoscope Sleeve for gynecological procedures. Also in September 1997, the Company entered into a marketing and distribution agreement with Imagyn, formerly UroHealth, Inc., granting Imagyn an exclusive, worldwide license to distribute products for urological applications of the resectoscope sleeve. Since December 31, 1997, Imagyn has not purchased any of the Company's products. In March 1998, Imagyn notified the Company of its intent to terminate the distribution agreement between the parties as of June 30, 1998. Although the Company and Imagyn are currently renegotiating the terms of their relationship, there can be no assurance that the parties will reach an agreement on such terms. There can be no assurance that the Company will be able to obtain a suitable alternate distributor for its products for urological applications. Unit sales of the Microgyn sleeve products in 1998 were significantly below the levels required to meet agreed upon milestones. The Company is actively seeking sales and marketing partners to distribute the ERA Resectoscope Sleeve for gynecologic applications in the United States and internationally.

         Certain of the Company's products were manufactured by original equipment manufacturers while others were manufactured by Conceptus at its location in San Carlos, California. In the fourth quarter of 1997, the Company acquired the exclusive manufacturing rights from Medical Scientific, Inc., the supplier of the Company's ERA and FUTURA Resectoscope Sleeves. The manufacturing know-how related to the ERA and FUTURA Resectoscope Sleeves has been transferred to the Company's facility in San Carlos.

If the volume of T-TAC, STARRT, ERA, and FUTURA products increases significantly, as a result of securing marketing partners, the Company expects to contract with original equipment manufacturers in order to maintain product supply.

         Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the rate at which the Company establishes domestic and international distributors or marketing partners, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system. The Company believes that development of the T-TAC, STARRT, and ERA and FUTURA products has reached a logical stage sufficient to enable distribution to the marketplace. Therefore, the Company does not expect to expend significant resources on further development of these products nor does the Company plan on expending significant resources marketing these products without a significant marketing and distribution partner. Future sales of the T-TAC, STARRT, ERA, and FUTURA products are expected to be very low or decrease from current levels until effective distribution partners are secured.

         The Company continues to devote significant financial and human resources on the development of the S/TOP device, a non-surgical alternative to surgical tubal ligation, the most commonly used method of sterilization. The system utilizes a unique micro-coil designed to be permanently implanted into the fallopian tube in order to obtain effective sterilization. Hysterectomy patients have participated in trials to determine the tissue response to the implanted microcoil. In July 1997, the Company commenced a Phase II efficacy study of the S/TOP system in Australia. The Phase II study involves device placement in fertile women who desire permanent sterilization. Study patients will be monitored for a minimum of two years. In 1998, the Phase II was expanded to include an additional site in Australia and two sites in the United States. In response to early Phase II results in which S/TOP device expulsion and migration were noted, device and procedural modifications were implemented in mid-1998. Since that time, there have been no reported device expulsions or migrations. The Company has also been conducting a proof-of-principal study in which patients scheduled for a hysterectomy in six to twelve weeks consent to have S/TOP devices implanted and removed at hysterectomy, in order to enable hystological evaluation of the devices in-situ in the fallopian tube. In this study, an independent laboratory has reported findings of an acute tissue response at the site of S/TOP device implantation, tissue in-growth into the S/TOP device and a tubal environment that is "hostile to conception". The Company believes that these are important components of the S/TOP device's method of action of contraception. As of December 31, 1998, fourteen patients with proven fertility, have been relying on the device for contraception and no pregnancies have been reported. Based on theses preliminary findings from the Phase II trial, the Company is in the process of developing plans to expand the clinical testing of the S/TOP device into a Phase III clinical trial. The Company is seeking a significant clinical partner to assist in the planning and execution of a large clinical trial of the S/TOP device and plans to actively seek and secure such a partner. There can be no assurance that the Company's efforts to find an appropriate clinical partner will be successful.

         In November 1998, the Company announced that it retained CIBC Oppenheimer Corporation to evaluate strategic alternatives for the Company, including inquiries that have been received by the Company regarding possible business alliances. The Company intends to review opportunities in women's health, its traditional market focus, as well as other areas of medicine.

         In October 1998, the Company received notification from the National Association of Securities Dealer's Inc. ("NASD") that due to the decline of the Company's stock price, the

Company was not in compliance, throughout the third quarter of 1998, with certain listing maintenance requirements of the Nasdaq National Market. In November 1998, the Company's Common Stock satisfied these maintenance requirements with a closing bid price of at least $1.00 per share for ten consecutive trading days. While these maintenance requirements were satisfied within the required ninety-day period required by the NASD, there can be no assurance that Company's Common Stock will stay in compliance the maintenance requirements. If delisting were to occur, the Company expects that trading of its Common Stock would be conducted on the OTC Bulletin Board or in the over-the-market in what is commonly referred to as the "pink sheets".

Results of Operations

Years Ended December 31, 1998, 1997 and 1996

         Sales decreased by $1.0 million in 1998 to $0.4 million from $1.4 million in 1997 as a result of the lack of orders from significant distribution partners combined with the elimination, in July 1998, of all sales and marketing personnel. Sales increased 115% to $1.4 million in 1997 from $0.7 million in 1996. This increase was due to increased commercial shipments of the Company's T-TAC products to a significant domestic distributor, as well as commercial shipments of the Company's FUTURA products to a new domestic distributor. Sales to domestic customers represented 33%, 83%, and 68% of sales in 1998, 1997, and 1996, respectively. The decrease in domestic sales in 1998 is due to the elimination of all sales and marketing personnel in July 1998.


         Cost of sales decreased $1.8 million in 1998 to $1.7 million from $3.5 million in 1997 due to the absence of approximately $1.1 million of expenses incurred in 1997 for the purchase of manufacturing rights for the Microgyn sleeve products combined with the elimination of all manufacturing activities in July 1998. Cost of sales increased 191% to $3.5 million in 1997 from $1.2 million in 1996. This increase was primarily due to approximately $1.1 million associated with the purchase of exclusive manufacturing rights of the Company's ERA and FUTURA products from MSI, combined with increased unit shipments of T-TAC and FUTURA products.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, decreased $1.1 million to $4.3 million in 1998 from $5.4 million in 1997 due to significantly reduced development and clinical activities associated with the Microgyn, T-TAC, and STARRT products. R&D expenses increased to $5.4 million in 1997 from $3.8 million in 1996 (net of $4.8 million of acquired in-process research and development). The increase of $1.6 million in 1997 was primarily attributable to the increased number of research and development employees and related use of supplies, prototype materials and inventory, and increased expenses associated with supporting various clinical trials.

         As discussed above, the Company expensed $4.8 million of acquired in-process research and development in connection with the acquisition of Microgyn in 1996.

         Selling, general and administrative ("SG&A") expenses decreased by approximately $1.0 million to $5.3 million in 1998 due to elimination of all sales and marketing personnel and significant administrative personnel in July 1998. SG&A increased to $6.3 million in 1997 from $4.8 million in 1996. The $1.5 million increase in 1997 was primarily due to the growth in marketing expenses associated with promoting the Company's products and growth of United States and European sales and marketing personnel, increased administrative costs required to support expanding operations and increased administrative costs of being a public company,

         Net interest and investment income were $1.3 million and $1.8 million in 1998 and 1997, respectively. The decrease was a result of lower average cash balances due to the utilization of cash for operations.

         As a result of the items discussed above, net loss decreased to $9.7 million in 1998 from $12.1 million in 1997. Net loss was $11.7 million in 1996.

         The Company's restructuring in July 1998 reduced operating loss in the fourth quarter of 1998 to $1.3 million from $4.3 million in 1997.

         At December 31, 1998 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38.0 million and $13.5 million, respectively. In addition, the Company had research credit carryforwards of approximately $600,000 as of December 31, 1998. The net operating loss and credit carryforwards described above will expire, if not utilized, at various dates beginning in the years 2006 through 2013. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the change of ownership provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization. See "Risk Factors-Limited Operating History; Anticipated Future Losses."

Accounting Pronouncements

         Please see footnotes to financial statements.

Liquidity and Capital Resources

         Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $45.4 million at December 31, 1998. At December 31, 1998, Conceptus had cash, cash equivalents and investments of approximately $17.1 million compared with $27.1 million at December 31, 1997. The decrease in 1998 was primarily due to $8.9 million used in operations, to fund increasing levels of research and development of the Company's S/TOP contraception product and expansion of the S/TOP Phase II clinical trial.

         Capital expenditures in 1998 were $0.9 million and were primarily leasehold improvements and related furniture and fixtures for a new building. As a result of the Company's restructuring in July 1998, the Company subleased this new building and related funiture and fixtures, for the entire lease term, at amounts greater than the cost of improvements and related furniture and fixtures. Capital expenditures in 1997 were $1.0 million compared with $375,000 in 1996. This increase was primarily due to the implementation of a new computer system, the acquisition of machinery and equipment necessary to manufacture the ERA and FUTURA Resectoscope Sleeves and the leasehold improvements on the Company's new facility. The Company plans to finance its capital needs principally from its existing capital resources, and to the extent available, bank and lease financing.

         Conceptus believes that its existing capital resources will be sufficient to fund its S/TOP research and development activities through 1999. The Company has determined that its cash resources are greater than what is expected to be used in 1999 for the S/TOP development and clinical efforts. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, execution and implementation of partnering arrangements, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing the

Company's products. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Early State of STOP Development - Uncertainty of Product Development and Lack of Long Term Follow-Up Data. The Company has not yet completed development of the STOP contraception device and expects to increase research and development expenditures as the Company implements design changes in pursuit of a commercially viable design. To obtain revenues from the STOP device the Company must successfully develop, obtain regulatory approval, manufacture and market the STOP device. The Company has not yet completed Phase II clinical trials of the STOP device and anticipates significantly more expenditures to complete a large Phase III pivotal clinical trial, prior to commercialization. There can be no assurance that the Company's research and development efforts will be successfully completed. Additionally, until the development and clinical testing processes are complete, there can be no assurance the STOP device will perform in the manner anticipated, or that the results observed in animal and human clinical trials will be experienced in long-term use. The first Phase II placement of the device was in July 1997, and as of December 31, 1998 a total of twenty-three patients have been implanted with the device, thus the Company has obtained limited clinical data on the safety and efficacy of the product. Because the Company has not yet obtained any long-term safety or efficacy data there can be no assurance that long-term safety and efficacy data when collected will be consistent with the results obtained in early Phase II clinical trials nor can there be any assurance that the STOP device can be successfully used by a wide range of patients on a long-term basis as a safe and effective contraceptive method.

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

         Limited Sales, Marketing and Distribution Experience; Emerging Market. The Company has only limited experience marketing and selling its products in commercial quantities. Interventional gynecology is an emerging medical market with widely varying practice patterns. Therefore, there is no proven distribution channel for marketing the Company's current and future products in the United States or internationally. While the Company is committed to establishing an effective distribution channel for its products, there can be no assurance that the Company will be successful in doing so. The failure to establish and maintain an effective worldwide distribution for the Company's current or future products, or to retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence Upon Transcervical Tubal Access and Catheterization Products. The Company's initial commercial products, the T-TAC and STARRT Falloposcopy systems, have generated limited sales to date. Current applications for these systems include accessing, diagnosing and treating diseases and disorders of the fallopian tubes. Expanding the number of applications for these products will require additional development and, in certain cases, clinical trials and regulatory approvals. The Company will experience a material adverse effect on its business, financial condition, and results of operations if these products are not successfully commercialized for existing or future applications.

         Limited Operating History; Anticipated Future Losses. The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC, STARRT Falloposcopy and S/TOP systems and, since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of December 31, 1998, had an accumulated deficit of $45.4 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining selected regulatory and reimbursements approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities and establishing an international network. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

         Reliance on Patents and Protection of Proprietary Technology. The Company's ability to compete effectively will depend substantially on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that the Company's seven issued patents, any future patents that may be issued as a result of the Company's United States or foreign patent applications, or the patents under which the Company has license rights, will offer any degree of protection to the Company's products against competitive products. There can be no assurance that any patents that may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

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

         A patent issued to Target Therapeutics, a unit of Boston Scientific Corporation ("BSC"), and subject to Target's license to the Company, which contains claims relating to the design of the Company's Variable Softness micro-catheters (the "Target patent"), has been the subject of four reexamination proceedings in the USPTO. Following the completion of the first of such proceedings, the USPTO issued a reexamination certificate and confirmed the patentability. After the USPTO's review of petitions for second, third and fourth re-examinations, Target received notice from the USPTO that it had reaffirmed the patentability of the claims of the Target patent. In addition, in November 1994, Target filed a lawsuit in United States District Court against SciMed Life Systems, Inc. ("SciMed"), a subsidiary of BSC, and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, Inc., alleging infringement of a Target patent relating to variable stiffness in microcatheters, and seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Target patent. The defendants responded by challenging the validity of the Target patent, denying infringement and raising other defenses. In May 1996, the District Court granted Target's motion for an injunction prohibiting the defendants from continuing to sell the products alleged to infringe the patent. In July 1996, the United States Court of Appeals for the Federal Circuit stayed the injunction pending an appeal by the defendants. Upon the merger between Target by BSC, the lawsuit has been dismissed as to SciMed. Subsequently, the Court of Appeals vacated the preliminary injuction. The lawsuit was dismissed as to Cordis pursuant to a settlement agreement signed in January 1998. Any invalidation of the Target patent could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Government Regulation. The manufacture and sale of medical devices, including the medical devices used in the Company's STOP, T-TAC, and STARRT and Microgyn resectoscope sleeves, are subject to extensive regulation by numerous government authorities, both in the United States and internationally. In the United States, the principal regulatory authorities are the Food and Drug Administration ("FDA") and corresponding state agencies, such as the California Department of Health Services ("CDHS"). The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain. The FDA requires companies that wish to market a new medical device or an existing medical device for use for a new indication to obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a premarket approval ("PMA") prior to the introduction of such product into the market. In addition, material changes to medical devices are also subject to FDA review and clearance or approval. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to certain legally marketed devices, for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). Though generally believed to be a shorter, less costly regulatory path than a PMA, the 510(k) may need to be supported by appropriate data establishing to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In addition, the FDA may require review by an advisory panel as a condition for 510(k) clearances, which can further lengthen the regulatory process. The PMA approval process can take several years from initial filing and requires the submission of extensive supporting data and clinical information. There can be no assurance that any future products or applications developed by the Company will not require approval under the more lengthy and expensive PMA process. If the Company is required to obtain approval for any products pursuant to the PMA procedure or, if the 510(k) process with respect to any products is extended for a considerable length of time, the commencement of commercial sales of the Company's products will be delayed substantially.

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

         The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix the CE mark will prohibit the Company from selling such product in member countries of the European Union after 1998. In conjunction with the Company's restructuring in July 1998, the Company elected to let its ISO9000 certification lapse. Accordingly, as of January 1, 1999, the Company cannot sell its products directly in the European Union.

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

         Uncertainty Relating to Third-Party Reimbursement. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the cost associated with the treatment of patients. Although reimbursement for catheterization and hysteroscopy procedures has generally been available in the United States, there can be no assurance that such reimbursement will continue to be available. If FDA clearance or approval is received for new products, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors. However, the Company believes that procedures using its STARRT Falloposcopy system may be reimbursed in the United States under existing procedure codes for diagnosis and re-establishment of patency of the fallopian tubes and, if applicable, for related interpretation of such procedures. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability. The Company could also be adversely affected by changes in reimbursement policies of government or private healthcare payors, particularly to the extent that any such changes affect reimbursement for therapeutic or diagnostic catheterization procedures or hysteroscopy procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the Company's products are used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Limited Manufacturing Experience and Reliance on Third Party Manufacturers. The Company has limited experience in manufacturing its products in commercial quantities. In restructuring, the Company eliminated its manufacturing function. If the Company is successful in estabilishing alternate distribution partners for its products the Company plans to utilize third party manufacturers to manufacture the products. The Company has identified candidates that it believes could adequately produce the products with the appropriate quality and sufficient volumes. However, third party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. There can be no assurance that the Company and its third party manufacturers will not encounter manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence Upon Sole Source Suppliers; Lack of Contractual Arrangements. Conceptus purchases both raw materials used in its products and finished goods from various suppliers and relies on single sources for most of these items. The Company does not have formal supply contracts with several key vendors and, accordingly, no assurance can be made that such firms will continue to supply the Company with such raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities in support of international commercial sales and, to the extent that FDA approvals are received, United States commercial sales.
         Possible Future Capital Requirements. Conceptus believes that its existing capital resources will be sufficient to fund its operations through 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing the Company's products. The Company's capital requirements will also depend on, among other things, the resources required to expand manufacturing capacity and facilities requirements and the extent to which the Company's products generate market acceptance and demand. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Reliance on Target Therapeutic's License. As of February 28, 1999, BSC beneficially owned approximately 14.34% of the Company's outstanding Common Stock. Accordingly, BSC may be able to exercise influence over the business and financial affairs of the Company. In April 1997, BSC completed the acquisition of Target, by merging Target as a wholly owned subsidiary. Certain of the Company's products are based upon patents and other intellectual property licensed from Target, on an exclusive basis within the field of reproductive physiology. In the event that such Target patents are at any time invalidated, the Company's proprietary position in the marketplace would be severely compromised and the Company's competitors could have the ability to incorporate the Target technology in their products. In addition, should the Target technology licensed to the Company be found to infringe upon a third party's technology, the Company's sale of products based on such infringing Target technology could be limited. Finally, in the event that the Company materially breaches the terms of its license from Target, Target will have the right to terminate the license. Any such termination of this license would deprive the Company of the right to develop or sell products based on the licensed technology, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Potential Fluctuations in Future Quarterly Results. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, progress of clinical trials and introduction of competitive products.

         Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The Company's stock price has in the past been, and may in the future be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Finally, the Company participates in a highly dynamic industry, which often results in significant stock price volatility. In October 1998, the Company received notification from the National Association of Securities Dealer's Inc. ("NASD") that due to the decline of the Company's stock price, the Company was not in compliance, throughout the third quarter of 1998, with certain listing maintenance requirements of the Nasdaq National Market. In November 1998, the Company's Common Stock satisfied these maintenance requirements with a closing bid price of at least $1.00 per share for ten consecutive trading days. While these maintenance requirements were satisfied within the required ninety-day period required by the NASD, there can be no assurance that Company's Common Stock will stay in compliance the maintenance requirements. If delisting were to occur, the Company expects that trading of its Common Stock would be conducted on the OTC Bulletin Board or in the over-the-market in what is commonly referred to as the "pink sheets".

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

         Effect of Certain Charter and Bylaw Provisions; Shareholder Rights Plan. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the stockholders, provide for a classified board of directors, eliminate the right of stockholders to act by written consent without a meeting and eliminate cumulative voting in the election of directors. In addition, the Company has adopted a stockholder rights plan. The stockholder rights plan, and the charter and bylaw provisions described above, may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company.

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

         Year 2000 Compliance. "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. These computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company was informed by appropriate vendors that the Company's information systems are able to process the year 2000 accurately and the Company has completed testing of such systems. Accordingly, the

Company does not anticipate any Year 2000 issues from its own information systems, databases, or programs. The costs associated with this assessment were not material. As a result of the Company's restructuring in July 1998, the
Company has determined that its level of reliance on major distributors, suppliers, vendors, and customers has been significantly reduced such that Year 2000 specific issues faced by these third parties should not have a material effect on the Company's operations or financial conditions. With respect to various financial services institutions that the Company relies on to conduct its financial transactions, the Company has determined that all its major financial services institutions are actively engaged in bringing their information systems into compliance with Year 2000 issues. However, their can be no assurance that such plans will be able to address fully, or at all, the impact of the Year 2000 issue on the Company, which could have a material adverse effect upon the Company's financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's cash balances in excess of short-term operating needs are invested in highly liquid, short-term government securities and high quality commercial paper. However, due to the short-term and high quality nature of these instruments, the Company believes these financial instruments are exposed to a low level of interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are set forth in this Annual Report on Form 10-K beginning on page 53.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of directors and their ages, as of February 28, 1999 and certain other information about them are set forth below:

                                                                                             Director
Name                         Age   Position                                         Class      Since
----                         ---   --------                                         -----      -----
Howard D. Palefsky (1)        52   Chairman of the Board of Directors                II        1997
Kathryn A. Tunstall           48   President, Chief Executive Officer & Director     III       1993
Sanford Fitch                 58   Director                                          III       1994
Florence Comite               46   Director                                          III       1997
Robert F. Kuhling (2)         50   Director                                           I        1992
Richard D. Randall (1)(2)     47   Director                                           I        1992
Thomas C. McConnell (2)       44   Director                                          II        1992

---------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

         The Board of Directors is divided into three classes. Each class of directors consists of two or three directors, and each class of directors serves for a staggered three year term or until a successor is elected and qualified.

Class I Directors (terms expire 2001):

         Mr. Kuhling has served as a director of the Company since December 1992. Mr. Kuhling has been a general partner of venture capital funds managed by ONSET Ventures since 1987. Prior to 1987, he served as Director of Design Automation Marketing at Sun Microsystems, Inc., a computer manufacturer, and Vice President of Marketing and a division manager at General ElectricCalma, a software and computer systems company. Mr. Kuhling currently also serves on the Board of Directors of Euphonix, Inc. Mr. Kuhling received an M.B.A. from the Harvard University Graduate School of Business.

         Mr. Randall has served as a director of the Company since December 1992. Mr. Randall served as the Company's President and Chief Executive Officer from December 1992 to July 1993 and Chief Financial Officer from December 1992 to January 1995. Mr. Randall has served as President, Chief Executive Officer and Director of Innovasive Devices, Inc., a medical device manufacturer, since January 1994. Mr. Randall served as President and Chief Executive Officer of Target Therapeutics, Inc. ("Target") from June 1989 to May 1993. He also served as a director of Target from June 1989 to April 1997. Prior to joining Target, Mr. Randall served in various capacities with Trimedyne, Inc., a cardiovascular laser company, Baxter International and the U.S.C.I. Division of C.R. Bard, Inc. Mr. Randall holds a B.S. in Biology Education from State University of New York College at Buffalo.

Class II Directors (terms expire 1999):

         Mr. McConnell has served as a director of the Company since December 1992. Mr. McConnell has been with New Enterprise Associates ("NEA"), a venture capital investment firm, since 1985 and has served as a General Partner of that firm since 1989. Prior to joining NEA, Mr. McConnell was a Product Manager at Apple Computer, Inc. and a consultant with the Boston Consulting Group. Mr. McConnell is also a director of Applied Imaging Corp., Cardiothoracic Systems and Innovasive Devices, Inc. Mr. McConnell holds an M.B.A. from the Stanford University Graduate School of Business.

         Mr. Palefsky was elected to the Company's Board of Directors in October 1997 and was appointed to serve as Chairman of the Board in November 1997. He currently serves as a consultant to the Company pursuant to a consulting agreement. Mr. Palefsky is a corporate director, consultant and private investor. From 1995 to 1997, Mr. Palefsky served as Chairman of the Board and Chief Executive Officer of Collagen Corporation. Mr. Palefsky served as President, Chief Executive Officer and Director of Collagen Corporation from 1978 to 1995. Mr. Palefsky is also a director of Innovasive Devices, Inc. Mr. Palefsky holds an M.B.A. from Stanford University Graduate School of Business.

Class III Directors (terms expire 2000):

         Dr. Comite was elected to the Company's Board of Directors in September 1997 and also serves as a consultant to the Company pursuant to a consulting agreement. In 1992, Dr. Comite founded Women's Health at Yale University School of Medicine. She currently serves as Clinical Director of Women's Health at Yale, as well as Associate Professor in Endocrinology, Departments of Internal Medicine and Pediatrics and in Reproductive Endocrinology, Department of Obstetrics and Gynecology at Yale University School of Medicine. From 1994 to 1997, Dr. Comite served as Deputy Medical Director of Time Life Medical/Patient Education Media, Inc. In 1994 and 1995, Dr. Comite also served as Senior Clinical and Research Advisor to the National Institutes of Health Offices of Alternative Medicine and Research in Women's Health. Dr. Comite received her M.D. from Yale University School of Medicine.

         Mr. Fitch was elected to the Company's Board of Directors in December 1994, served as Vice President, Finance and Operations and Chief Financial Officer from December 1994 to October 31, 1998, and was promoted to Senior Vice President in February 1997. From January 1994 to December 1994, Mr. Fitch served as Vice President, Finance and Operations and Chief Financial Officer of Voyant Corporation, a video technology company. From December 1990 to January 1994, Mr. Fitch served as Chief Financial Officer of SanDisk Corp., a manufacturer of flash memory devices. From 1983 through 1989, Mr. Fitch was the Chief Financial Officer of Komag Inc., a manufacturer of rigid media for the disk drive industry. Mr. Fitch holds a B.S. in Chemistry and an M.B.A. from Stanford University.

         Ms. Tunstall has served as President, Chief Executive Officer and a director of the Company since July 1993. Prior to joining the Company, Ms. Tunstall spent seven years as an executive officer and in senior marketing positions of the Edwards Less Invasive Surgery Division of Baxter International, a division engaged in the research and development, manufacturing and marketing of cardiovascular catheters, serving as President from June 1990 to June 1993 and serving as Vice President and Director of Worldwide Sales and Marketing from November 1986 to June 1990. From 1980 to 1986, Ms. Tunstall held various positions in manufacturing and marketing of McGaw Laboratories, a pharmaceutical and medical device company, serving most recently as Vice President of Marketing. Ms. Tunstall also serves as a director of RESOLVE, a non-profit infertility support, education and advocacy organization. Ms. Tunstall holds a B.A. in Economics from the University of California and has also completed graduate level studies in Business and Healthcare Administration.

Board Meetings and Committees

         The Board of Directors has an Audit Committee and a Compensation Committee, of which there is a Stock Option Subcommittee. The Company does not have a nominating committee or a committee performing the functions of a nominating committee.

         The Audit Committee of the Board of Directors consists of Mr. Palefsky and Mr. Randall. The Audit Committee recommends engagement of the Company's independent auditors, reviews the scope of the audit, considers comments made by the independent auditors with respect to the Company's internal control structure, including systems, procedures and internal accounting controls and the consideration given thereto by management, and reviews the Company's system of internal controls, including systems, procedures and internal accounting controls, with the Company's financial and accounting staff.

         The Compensation Committee of the Board of Directors currently consists of Messrs. Kuhling, McConnell and Randall. The Stock Option Subcommittee of the Compensation Committee currently consists of Messrs. Kuhling and McConnell. The Compensation Committee, or a subcommittee thereof, where necessary, administers the Company's incentive compensation and benefit plans (including stock plans) and, in conjunction with the Board of Directors, establishes salaries, incentives and other forms of compensation for directors, officers and other employees. The Stock Option Subcommittee makes recommendations and approves option grants to employees, officers, directors and consultants pursuant to the Company's 1993 Stock Plan.

Director Compensation

         The Company paid each of Mr. Palefsky, Dr. Comite, and Mr. Randall $1,000 for attendance at each meeting of the Board of Directors and a retainer of $2,500 per quarter of fiscal 1998. The Company reimbursed each outside director for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or a committee thereof. The one employee director, Ms. Tunstall is not separately compensated for their services as directors.

         Nonemployee directors of the Company are automatically granted options to purchase shares of the Company's Common Stock pursuant to the terms of the Company's 1995 Directors' Stock Option Plan (the "Directors' Plan"). Under such plan, each person who was a nonemployee director on the date of the Company's initial public offering was granted an option to purchase 10,000 shares of Common Stock on the date of such offering (unless such director had previously been granted an option to purchase shares of Common Stock) and each person who thereafter becomes a nonemployee director will be granted an option to purchase 10,000 shares of Common Stock on the date on which he or she first becomes a non-employee director (the "First Option"). Thereafter, on the date of each annual meeting of the Company's stockholders, each non-employee director shall be automatically granted an additional option to purchase 3,000 shares of Common Stock (a "Subsequent Option") if, on such date, he or she shall have served on the Company's Board of Directors for at least six months. The Directors' Plan provides that the First Option shall become exercisable in installments as to 1/36th of the total number of shares subject to the

First Option on each monthly anniversary of the date of grant of the First Option and that each Subsequent Option shall become exercisable in installments as to 1/12th of the total number of shares subject to the Subsequent Option on each monthly anniversary of the date of grant of the Subsequent Option beginning on the second anniversary of the grant date. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, and a term of ten years.

         There are no family relationships among the directors or executive officers of the Company.

         Dr. Comite provides consulting services to the Company pursuant to a consulting agreement, dated September 10, 1997. The Company paid Dr. Comite $84,000 in consulting fees for services rendered during the year ended December 31, 1998. In July 1998, 7,500 options that were granted to Dr. Comite in September 1997, under the 1993 Stock Plan with an exercise price of $7.00 per share were repriced to the closing price ($1.25) of the Common Stock on July 21, 1998.

         Mr. Palefsky provides consulting services to the Company pursuant to a consulting agreement, dated October 15, 1997. During the year ended December 31, 1998, the Company paid Mr. Palefsky $99,993.96 in consulting fees. In July 1998, 90,000 options that were granted to Mr. Palefsy in September 1997 under the 1993 Stock Plan with an exercise price of $7.00 per share were repriced to the closing price ($1.25) of the Common Stock on July 21, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets for the compensation in the fiscal years ended December 31, 1998, 1997, and 1996 by (i) the Company's Chief Executive Officer and (ii) the Company's other most highly paid executive officers who earned in excess of $100,000 during the fiscal year ended December 31, 1998 (the "Named Executive Officers").

                                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                  Compensation
                                             Annual Compensation                     Awards
                                   ------------------------------------------     ------------
                                                                 Other Annual      Securities       All Other
                                             Salary       Bonus  Compensation      Underlying      Compensation
Name and Principal Position        Year        ($)       ($) (1)      $ (2)        Options (#)         $
---------------------------------------------------------------------------------------------------------------
Kathryn A. Tunstall ...........    1998      177,685        --        1,218           60,000
     President & CEO               1997      199,992        --        1,178          140,000        41,000 (3)
                                   1996      173,106      36,500        690

Steven Bacich .................    1998      158,461        --          370           75,000        55,956 (4)
     Vice President Research       1997      104,923        --          245           75,000        89,701 (4)
     and Development

Cynthia M. Domecus ............    1998      162,152        --          383           70,000        25,500 (5)
     Senior Vice President,        1997      164,808        --          364           40,000
     Clinical Research,            1996      144,906        --          194
     Regulatory Affairs, and
     Quality Assurance

Sanford Fitch .................    1998      158,698        --        1,776           15,000        92,430 (6)
     Senior Vice President and     1997      159,994        --        2,350           60,000
     Chief Financial Officer       1996      145,350        --        1,398

James J. Messemer .............    1998       55,095        --          128           10,000       117,700 (6)
     Vice President,               1997      140,005        --          294           25,000
     Business Development          1996      134,400      19,800        186

Susan Schneider ...............    1998       94,235        --         --             46,000        71,385 (6)
     Vice President, Operations
     andd Quality Assurance

-----------------------------

1.   Bonuses are paid at the discretion of the Board of Directors.

2.   Amounts set forth represent premiums paid by the Company for group term life insurance.

3.   Amount represents compensation attributable to disqualifying dispositions of stock options.

4.   Mr. Bacich was hired as Vice  President,  Research and  Development  in March 1997.  Pursuant to his 1997
     employment  agreement with the Company,  Mr. Bacich,  "Other  Compensation"  represents payments totaling
     $89,701  for  relocation  assistance.  Other  Compensation  in 1998  includes a payment of $24,750  for a retention bonus  implemented in connection with the Company's  restructuring in July 1998 and forgiveness of $31,206 of the relocation loan.

5.   Amount represents retention bonus earned by Ms. Domecus as a part of the restructuring implemented by the
     Company in July 1998.


6.   Figures represent amounts to be paid pursuant to severance  arrangements made between the officer and the
     Company.  Mr.  Fitch and Ms.  Schneider  were  severed in  connection  with the  Company's  restructuring implemented in July 1998.  Termination dates for Mr. Fitch and Ms. Schneider were October 31 and December
     31, 1998, respectively. Mr. Messemmer resigned from the Company effective on May 31, 1998.

                Option Grants During Year Ended December 31, 1998

         The following table provides certain information with respect to stock options granted to the Named Executive Officers in the last fiscal year. In addition, as required by Securities and Exchange Commission rules, the table sets forth hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual Grants (1)
                           ---------------------------------------------------------
                                          Percent
                                          of Total
                            Number of   Options/SARs                                       Potential Realizable Value at
                            Securities   Granted to      Exercise                          Assumed Annual Rates of Stock
                            Underlying    Employees        or Base                        Appreciation For Option Term (2)
                           Options/SARs   in Fiscal         Price         Expiration      --------------------------------
Name                        Granted (#)   Year (%) (3)   ($/sh) (4)          Date              5% ($)              10% ($)
--------------------------------------------------------------------------------------------------------------------------
Tunstall, Kathryn             60,000         8.72%          4.63           1/20/2008           174,518             442,264

Bacich, Steve                 50,000         7.27%          1.25           7/21/2008            39,306              99,609
                              25,000         3.63%          4.63           1/20/2008            72,716             184,276
                              ------                                                           -------             -------
                              75,000                                                           112,022             283,885

Domecus, Cindy                40,000         5.82%          1.25           7,21/2008            31,445              79,687
                              30,000         4.36%          4.63           1/20/2008            87,259             221,132
                              ------                                                           -------             -------
                              70,000                                                           118,704             300,819

Fitch, Sanford (5)            15,000         2.18%          4.63           1/20/2008            43,630             110,566

Messmer, Jim (6)              10,000         1.45%          4.63           7/31/1998             1,142               2,257

Schneider, Susan (7)          40,000         5.82%          1.50           2/28/1999             3,618               7,270
                               6,000         0.87%          3.50           2/28/1999             1,266               2,545
                              ------                                                           -------             -------
                              46,000                                                             4,884               9,815

------------------------------------

1.   No stock appreciation  rights were granted to the Named Executive Officers in the last fiscal year. Options generally vest at the rate of 1/8th of the shares on the six-month  anniversary of the vesting  commencement date and 1/48th of the shares granted on each monthly anniversary of the vesting commencement date thereafter.

2.   The 5% and 10% assumed  annual  rates of  compounded  stock price  appreciation  are mandated by the  Securities  and
     Exchange  Commission.  There is no assurance  provided to any executive  officer or any other holder of the Company's securities that the actual stock price  appreciation  over the ten year option term will be at the assumed 5% and 10%
     levels or at any other defined level.  Unless the market price of the Common Stock appreciates over the long term, no value will be realized from the option  grants made to the  executive  officers.  Potential  Realizable  Value is not calculated for options that were canceled during the fiscal year ended December 31, 1998.

3.   The Company granted stock options representing 687,758 shares to employees during the fiscal year.


4.   The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee  sufficient  funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise.

5.   Mr. Fitch was  terminated  from the  Company in connection with the Company's  restructuring  in July 1998. Mr. Fitch continues  to serve as a director of the Company and pursuant to his  severance  agreement  his options  converted to non-qualified options and continue to vest under the same terms of the original grant.

6.   Mr.  Messemmer  resigned from the Company  effective May 31, 1998.  Pursuant to the terms of the Company's 1993 Stock
     Option Plan, vested options lapse sixty days from the termination date.

7.   Ms. Schneider was severed from the Company effective  October 31, 1998 as a result of the Company's  restructuring in
     July 1998.  Pursuant to the terms of the Company's  1993 Stock Option Plan,  vested options lapse sixty days from the termination date.


         The following table sets forth certain information for the Named Executive Officers with respect to the exercise of options to purchase Common Stock during the fiscal year ended December 31, 1998.

                                            Aggregate Option Exercises in the Year Ended
                                         December 31, 1998 and Fiscal year-end Option Values

                                                                 Number os Shares of Common               Value of Unexercised
                                Shares         Value            Stock Underlying Unexercised              In-the-Money Options
                              Acquired on     Realized           Options at December 31, 1998            at December 31, 1998 (1)
Name                          Exercise (#)     ($) (2)         Exercisable        Unexercisable        Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Kathryn Tunstall                   --             --             212,055             169,444             $175,965       $118,458

Steven Bacich                      --             --               --                150,000             $   --         $125,000

Cynthia Domescu                    --             --              72,639             102,917             $ 79,375       $100,726

Sanford Fitch (3)                  --             --              91,682              58,317             $ 73,749       $ 40,000

Jim Messemmer (4)                63,333         42,623              --                  --               $   --         $   --

Susan Schnneider (5)               --             --              21,302                --               $  3,750       $   --

---------------------

1.   Calculated using the difference between the closing price of the Company's Common Stock as of December 31, 1998 ($2.25) and the
     exercise price of the options.

2.   Calculated  using the  difference  between the fair market value of the Company's  Common Stock on the date of exercise and the exercise price of the options.

3.   Mr. Fitch was severed from the Company effective October 31, 1998 as a result of the Company's  restructuring in July 1998. Mr.
     Fitch  continues  to serve as a director of the


     Company and pursuant to his severance  agreement his options converted to non-qualified  options and continue to vest under the same terms of the original grant.

4.   Mr. Messemmer resigned from the Company effective May 31, 1998.  Pursuant to the terms of the Company's 1993 Stock Option Plan, vested options lapse sixty days from the termination date.

5.   Ms. Schneider was severed from the Company effective October 31, 1998 as a result of the Company's  restructuring in July 1998.
     Pursuant to the terms of the Company's 1993 Stock Option Plan, vested options lapse sixty days from the termination date.

         Effective May 31, 1998, Mr. Messemmer resigned from the Company and the Company entered into a termination agreement which provided for payments totaling $112,000 which is equal to nine months of base salary to be paid over a nine month period. The Company also paid $2,152 of medical insurance premiums and provided $2,500 of outplacment service.

         In connection with the July 1998 restructuring, Mr. Fitch was terminated from the Company effective October 31, 1998. The Company entered into a termination agreement which provided for severance payments totaling $88,130 which is equal to six months of base salary to be over six months. The Company also paid $4,423 of medical insurance premiums and provided outplacement assistance of $2,500. The agreement calls for contingent additional payments totaling $46,277 which is equal to three months of base pay to be paid over a three month period if Mr. Fitch has not found alternate employment by May 1, 1999. Mr. Fitch continues to serve as a director of the Company and pursuant to his severance agreement his options converted to non-qualified options and continue to vest under the same terms of the original grant.

         In connection with the July 1998 restructuring, Ms. Schneider was terminated from the Company effective December 31, 1998. The Company entered into a termination agreement which provided for severance payments totaling $27,885 which is equal to ten weeks of base pay and a lump sum payment of $43,500 paid in January 1999.

         In May 1997, the Company entered into an agreement with Ms. Tunstall that provides, in the event of certain change-in-control transactions, for the acceleration of options held by her whereby each such option shall become fully vested and immediately exercisable. In the event of an involuntary termination prior to two years after the change-in-control transaction, the agreement provides for (i) her to be paid according to the Company's standard payroll procedure for a period of 18 months; (ii) the continuation of health and life insurance benefits for a period of 18 months; (iii) monthly severance payments equal to 1/12th of the "target bonus" she would have received for the fiscal year in which the termination occurs; and (iv) outplacement services not to exceed a value of $15,000.

         In May 1997, the Company entered into agreements with its other executive officers including Steven Bacich and Cynthia Domecus, which provide, in the event of certain change-in-control transactions, for the acceleration of options held by such officers whereby in the event of a "hostile takeover" each such option shall become fully vested and immediately exercisable; provided, however, in the event of any other type of "change of control" each such option shall become vested as to 50% of the option shares that have not otherwise vested on the effective date of the change of control transaction. In the event of an involuntary termination prior to two years after the change-in-control transaction, the agreement provides for (i) each of the above mentioned officers to be paid according to the Company's standard payroll procedure for a period of 12 months; (ii) the continuation of health and life insurance benefits for a period of 12 months; (iii) monthly severance payments equal to 1/12th of the "target bonus" each would have received for the fiscal year in which the termination occurs; (iv) acceleration of all options to become fully vested and immediately exercisable; and (iv) outplacement services not to exceed a value of $15,000. The Company otherwise does not have any employment agreements with any of the executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of February 28, 1999 as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's
Common Stock, (ii) each member of the Company's Board of Directors, (iii) each of the continuing executive officers named in the Summary Compensation Table on page 40, and (iv) all directors and executive officers as a group.

                                                                 Shares Beneficially Owned
                                                                 --------------------------
Name and Address of Beneficial Owner (1)                           Number       Percent (2)
-------------------------------------------------------------------------------------------
 (3) Boston Scientific Corporation ............................. 1,418,856           14.34%
          One Boston Scientific Place
          Natick, MA 01760-1537

 (4) Entities affiliated with New Enterprise Associates ........   552,154            5.58%
          2490 Sand Hill Road
          Menlo Park, CA 94025

 (5) Entities affiliated with St. Paul Venture Capital .........   524,324            5.30%
          385 Washington Street
          St. Paul, MN 55102

 (6) Floreence D. Comite, M.D. ..................................   12,500     Less than 1%
          15 Spencer Place
          New Haven, CT 06515

 (7) Sanford Fitch .............................................   188,591            1.91%
          52 Flood Circle
          Atherton, CA 94027

 (8) Robert F. Kuhling, Jr .....................................   427,709            4.32%
          2490 Sand Hill Road
          Menlo Park, CA 94025

 (9) Thomas C. McConnell ....................................... 1,035,833           10.47%
          2490 Sand Hill Road
          Menlo Park, CA 94025

(10) Howard D. Palefsky .........................................   67,084     Less than 1%
          2800 Sand Hill Road, Suite 120
          Menlo Park, CA 94025

(11) Richard D. Randall .........................................   29,416     Less tnan 1%
          734 Forest
          Marborough, MA 01752

(12) Kathryn A. Tunstall .......................................   395,799            4.00%

(13) Steven Bacich .............................................    71,888     Less than 1%

(14) Cynthia M. Domecus ........................................   127,523            1.29%

(15) All directors and officers as a group (11 Persons) ........ 2,397,393           24.10%


---------------------------------

1.   Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

2.   Percentage  ownership  is based on  9,869,567  share of  Common  Stock  outstanding  on
     February 28, 1999. The number of shares of Common Stock beneficially owned includes the shares  issuable  pursuant  to stock  options  that are  exercisable  within 60 days of
     February 28, 1999. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

3.   Boston  Scientific  Corporation  Acquired Target  Therapeutics,  Inc. on April 8, 1997.
     Target Therapeutics is now a separate business unit of Boston Scientific Corporation.

4.   Represents 450,980 shares held by New Enterprise Associates V, Limited Partnership, and
     91,112  shares  held  by  Chemicals  and  Materials  Enterprise   Associates,   Limited
     Partnership.  Also includes 10,062 shares issuable upon exercise of options exercisable by NEA Development Corp. within 60 days of February 28, 1999.

5.   St. Paul Venture Capital is an affiliate of St. Paul Fire and Marine Insurance  Company
     ("St.  Paul"),  which is the owner of record of these shares and includes  7,312 shares issuable  upon exercise of options  exercisable  by St. Paul within 60 days of February
     28, 1999.

6.   Represents  shares  issuable  upon  exercise of options  exercisable  within 60 days of
     February 28, 1999.

7. Includes 130,258 shares issuable upon exercise of options exercisable within 60 days of February 28, 1999.

8.   Includes  417,647 shares held by ONSET Enterprise  Associates,  L.P., and 10,062 shares issuable upon exercise of options exercisable by ONSET Venture Services Corp. within 60 days of February 28, 1999, all of which Mr. Kuhling may be deemed to benefically own by virtue of his status as a general partner of OEA Management, L.P., a general partner of
     ONSET Enterprise  Associates,  L.P. Mr. Kuhling disclaims  beneficial  ownership of the shares  held by such  entity  except  to the  extent of his  proportionate  partnership interest therein.

9.   Represents  450,980  shares held by New Enterprise  Associates V, Limited  Partnership,
     91,112  shares  held  by  Chemicals  and  Materials  Enterprise   Associates,   Limited
     Partnership,  and 10,062 shares  issuable upon exercise of options  exercisable  by NEA
     Development  Corp.  within 60 days of February 28, 1999, all of which Mr. McConnell may be  deemed to  benefically  own by virtue  of his  status as a general  partner  of NEA
     Partners V, Limited  Partnership  (the  general  partner of New  Enterprise  V, Limited
     Partnership,  a general  partner of  Chemicals  and  Materials  Enterprise  Associated,
     Limited Partnership). Also includes 417,647 shares held by ONSET Enterprise Associates,
     Limited  Partnership,  all of which Mr.  McConnell may be deemed to beneficially own by virtue of his status as a general partner of NEA Onset Partners, Limited Partnership, a general partner of ONSET  Enterprise  Associates,  Limited  Partnership.  Mr. McConnell
     disclaims  beneficial  ownership of the shares held by such entity except to the extent of his proportionate partnership interest therein.


10.  Represents  shares  issuable  upon  exercise of options  exercisable  within 60 days of
     February 28, 1999.

11.  Includes 21,083 shares issuable upon exercise of options  exercisable within 60 days of
     February 28, 1999.

12.  Includes 312,366 shares issuable upon exercise of options exercisable within 60 days of
     February 28, 1999.

13.  Represents  shares  issuable  upon  exercise of options  exercisable  within 60 days of
     February 28, 1999.

14.  Represents  shares  issuable  upon  exercise of options  exercisable  within 60 days of
     February 28, 1999.

15.  Includes 1,397,510 shares  beneficially owned by entities affiliated with Mr. McConnell and Mr. Kuhling, both of whom disclaim beneficial ownership other than to the extent of their  proportionate  interest  therein.  Also,  includes  548,791 shares issuable upon exercise of options exercisable within 60 days of February 28, 1999.

Compensation Committee Interlocks and Insider Participation

         For the year ended December 31, 1998, the following individuals served on the Company's Compensation Committee: Robert F. Kuhling, Thomas C. McConnell and Richard D. Randall. Messrs. McConnell and Kuhling also served on the Stock Option Subcommittee and have never served as officers or employees of the Company. Mr. Randall served as the Company's Chief Executive Officer and Chief Financial Officer from December 1992 until July 1993.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1992, the Company issued to Target Therapeutics, Inc. ("Target") 666,666 shares of Series A Preferred Stock with value of $0.75 per share along with a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $1.50 per share, in exchange for the grant of an exclusive license to technology and certain supply commitments. Target converted this warrant into 892,857 shares of Common Stock in connection with the Company's initial public offering. Mr. Randall served as President and Chief Executive Officer of Target from June 1989 until May 1993 and as Chairman of the Board from April 1993 until May 1994 and served on Target's Board of Directors until April 1997 when Target was acquired by Boston Scientific Corporation ("BSC"). Pursuant to a license agreement between the Company and Target (the "License Agreement"), Target granted to the Company an exclusive, worldwide, royalty-free license, with the right to sublicense, to use any of Target's technology, and to use, make and sell products incorporating the Target technology, in the field of reproductive physiology (the "Conceptus field"). The Company granted back to Target an exclusive, worldwide, royalty-free license, with the right to sublicense, to use Conceptus technology (made up of the Company's improvements on Target technology and the Company's own developments for use in the Conceptus field), and to use, make and sell products incorporating the Conceptus technology, in the fields of interventional neuroradiology, interventional radiology, interventional cardiology and interventional electrophysiology (but excluding the Conceptus field). These license grants apply to any technology existing on the date of the agreement or subsequently developed through February 1, 1996. This License Agreement will terminate upon the later of December 2002 or the expiration of all patent rights in the Target technology. The License Agreement also includes provisions preventing Target from engaging in certain research, marketing, sales or acquisition activities in the Conceptus field during the life of the agreement. In connection with such transaction, Target and Conceptus also agreed that during the two year period following the Company's initial public offering of securities, Target would not acquire
Conceptus capital stock to the extent that doing so would cause Target's ownership interest in the Company to exceed the greater of 20% of the outstanding voting stock prior to such acquisition or the percentage held by Target immediately prior to the effectiveness of the registration statement covering the Company's initial public offering.

         In March 1994, Target extended to the Company a $300,000 lease line of credit for the lease of test, production or other machinery and equipment and computer hardware, fixtures and furniture, on a sale and leaseback basis, with payment terms varying between three and four years depending on the type of equipment involved. Conceptus drew down the entire amount of the lease line and fully repaid all amounts due as of December 31, 1998. In connection with the extension of the lease line, Target also loaned to the Company an additional $209,000 pursuant to two promissory notes secured by certain tangible property of the Company similar in type to that subject to the lease line. These notes are payable over a three to four year period (depending on the nature of the collateral involved), and bear interest at the rate of 8.5% per annum, compounded monthly. As of December 31, 1998 both notes were repaid in full. In connection with this lease line and secured loan transaction, the Company issued to Target a warrant to purchase up to an additional 12,000 shares of Common Stock at an average exercise price of $4.05 per share, which warrant was exercised in connection with the Company's initial public offering at an aggregate price of $48,600.

         In March 1994 and May 1995, as part of the Company's third and fourth rounds of financing, Target purchased an additional aggregate of 101,102 shares of Preferred Stock for a total of $500,000. The Company has also reimbursed Target for certain employee benefit expenses incurred by Target on the Company's behalf. For the year ended December 31, 1996, approximately $177,000 was paid and no additional payments are due to

Target under this arrangement. This agreement was discontinued at December 31, 1996. Upon the closing of the Company's initial public offering, each outstanding  share of  Preferred  Stock was  converted  into one share of Common
Stock.

         On April 8, 1997, Target completed a merger with BSC, pursuant to which a wholly owned subsidiary of BSC merged with and into Target (the "Merger"). Pursuant to the Agreement and Plan of Merger Agreement, each share of common stock of Target was converted into the right to receive 1.07 shares of common stock of BSC. As a result of the Merger, BSC now holds all rights, preferences and privileges to the stock, license fees and technology agreements which were previously held by Target in connection with the Company. The Merger was a tax-free stock-for-stock exchange for federal income tax purposes and a pooling of interests for accounting purposes.

         With the approval of a majority of the Board of Directors, on April 24, 1997, the Company loaned to Steve Bacich $100,000 pursuant to an unsecured promissory note in connection with his relocation and hiring by the Company as its Vice President of Research and Development. The note bears interest at a rate of 9.5% per annum, compounded annually. In connection with the Company's retention agreement entered into with Mr. Bacich in July 1998, all unpaid principal and interest on the loan will be forgiven if Mr. Bacich is employed by the Company on July 1, 1999. On March 26, 1998, the first anniversary of the loan, $31,206 of the loan balance of $116,667 was forgiven. Under the orginal terms of the loan, the loan was previously due in full on the earlier of March 26, 2001 or the termination of Mr. Bacich's employment with the Company. The Company has further agreed that if Mr. Bacich's employment with the Company is involuntarily terminated without cause in connection with a change of control of the Company, the remaining balance of the principal, plus accrued but unpaid interest, shall be forgiven in full by the Company on the date of such termination. At December 31, 1998, $85,461 was outstanding and payable by Mr. Bacich.

         Dr. Comite provides consulting services to the Company pursuant to a consulting agreement, dated September 10, 1997. The Company paid Dr. Comite $84,000 in consulting fees for services rendered during the year ended December 31, 1998. In July 1998, 7,500 to the fair market value ($1.25) of the Common Stock on July 21, 1998. These options were repriced when the remaining term of the original option was nine years and two months.

         Mr. Palefsky provides consulting services to the Company pursuant to a consulting agreement, dated October 15, 1997. During the year ended December 31, 1998, the Company paid Mr. Palefsky $99,993.96 in consulting fees. In July 1998, 90,000 options granted in September 1997 with an exercise price of $7.00 per share were repriced to the fair market value ($1.25) of the Common Stock on July 21, 1998. These options were repriced when the remaining term of the original option was nine years and two months.

         All future transactions, including any loans from the Company to its officers, directors, principal stockholders or affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

         The Company has entered into indemnification agreements with its officers and directors containing provisions which may require the Company, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a)      The following documents are filed as part of this Report:

         (1) Consolidated Financial Statements and Report of Ernst & Young LLP, Independent Auditors

                  Consolidated Balance Sheets at December 31, 1998 and 1997

                  Consolidated Statements of Operations Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Changes in Stockholders' Equity Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows Years Ended December 31, 1998, 1997, and 1996

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules

                  Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         (3)      Exhibits  (numbered in accordance  with Item 601 of Regulation
                  S-K)


         Exhibit
         Number         Description
         ------         -----------

         3.1(1)         Amended and Restated  Certificate  of  Incorporation  of
                        Registrant.

         3.2(1)         Bylaws of Registrant.

         10.1(1) Form of Indemnification Agreement for directors and officers.

         10.2(2)(12)    1993 Stock Plan and forms of agreements thereunder.

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

         10.20(10)      Form of Senior Management Change of Control Agreement

         10.21(11)      Marketing  and  Distribution  Agreement,   dated  as  of
                        September 16, 1997,  between the  Registrant  and Imagyn
                        Medical Technologies.

         10.22(13)      Loan Agreement with Steve Bacich dated April 24, 1997.

         10.23(13)      Promissory Note with Steve Bacich dated April 24, 1997.

         10.24(2) Master Consulting Agreement with Florence Comite dated September 10, 1997.

         10.25(13)      Manufacturing    Transition   Agreement   with   Medical
                        Scientific, Inc. dated October 1, 1997.

         10.26(13)      Royalty  Agreement with Medical  Scientific,  Inc. dated
                        October 1, 1997.

         10.27(2) Master Consulting Agreement with Howard Palefsky dated October 15, 1997.

         10.28          Sublease Agreement with Avio Digital, Inc. dated October
                        1, 1998.

         10.29(2) Severance Agreement dated May 29, 1998 between the Registrant and James Messemer.

         10.30(2) Severance Agreement dated October 21, 1998 between the Registrant and Sanford Fitch.

         11.1(1)        Statement of computation of net loss per share.

         23.1           Consent of Ernst & Young LLP,  Independent Auditors

         24.1           Power of Attorney (See Page 75 of this Report).

         27.1           Financial Data Schedule.
 ----------------

         (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a),"Exhibits," of the Registrant's Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.

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

         (12) Incorporated by reference to an identically numbered exhibit filed in response to item 14(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

         (13) Incorporated by reference to an identically numbered exhibit filed in response to item 14(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                 CONCEPTUS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors .............................................  55

Audited Financial Statements
Consolidated Balance Sheets ................................................  56
Consolidated Statement of Operations .......................................  57
Consolidated Statement of Stockholders' Equity .............................  58
Consolidated Statements of Cash Flows ......................................  59
Consolidated Notes to Financial Statements .................................  60

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conceptus, Inc.

         We have audited the accompanying consolidated balance sheets of Conceptus, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conceptus, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                          Ernst & Young, LLP


Palo Alto, California
January 16, 1999

                                                      Conceptus, Inc.

                                                Consolidated Balance Sheets
                                    (In thousands, except share and per share amounts)

                                                                        December 31, 1998            December 31, 1997
                                                                        -----------------            -----------------
Assets
  Current assets:
    Cash and cash equivalents                                           $         11,503             $       $  9,250
    Short-term investments                                                         5,568                       17,808
    Accounts receivable, net of allowance for doubtful accounts
      of $661 and $577 at December 31, 1998 and 1997, respectively                   139                          540
    Inventories                                                                     --                            355
    Other current assets                                                              65                          290
                                                                        -----------------            ----------------
  Total current assets                                                            17,275                       28,243
  Property and equipment, net                                                      1,391                        1,090
  Other assets                                                                       365                          147
                                                                        -----------------            ----------------
                                                                        $         19,031             $         29,480
                                                                        ================             ================

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                                    $            165             $            699
    Accrued compensation                                                             421                          670
    Other accrued liabilities                                                         92                          135
    Current portion of deferred revenue                                               97                           97
    Current portion of debt and capital lease obligations                           --                             34
                                                                        -----------------            ----------------
  Total current liabilities                                                          775                        1,635

  Long-term portion of debt and capital lease obligations                           --                              1

  Long-term portion of deferred revenue                                              242                          340

  Commitments

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,
      9,620,205 and 9,495,053 shares issued and outstanding at
      December 31, 1998 and 1997, respectively                                    63,570                       63,505
    Stockholder notes receivable                                                     (54)                         (54)
    Deferred compensation                                                           (106)                        (216)
    Accumulated deficit                                                          (45,396)                     (35,731)
                                                                        -----------------            ----------------
  Total stockholders' equity                                                      18,014                       27,504
                                                                        -----------------            ----------------
                                                                        $         19,031             $         29,480
                                                                        ================             ================

                                                  See accompanying notes.

                                                 Conceptus, Inc.

                                      Consolidated Statements of Operations
                                    (In thousands, except per share amounts)


                                                                         Years Ended December 31,
                                                          ---------------------------------------------------
                                                            1998                 1997                 1996
                                                          --------             --------             ---------
Net sales                                                 $    449             $  1,426             $    664
Cost of sales                                                1,702                3,516                1,208
                                                          --------             --------             --------

Gross profit (loss)                                         (1,253)              (2,090)                (544)

Operating expenses:
  Research and development                                   4,317                5,429                3,757
  Selling, general and administrative                        5,349                6,323                4,824
  Acquired in-process research and development                --                   --                  4,752
                                                          --------             --------             --------
Total operating expenses                                     9,666               11,752               13,333
                                                          --------             --------             --------

Operating loss                                             (10,919)             (13,842)             (13,877)

Interest and investment income, net                          1,259                1,797                2,211
Interest expense                                                (5)                 (13)                 (26)
                                                          --------             --------             --------

Net loss                                                  $ (9,665)            $(12,058)            $(11,692)
                                                          ========             ========             ========

Basic and diluted net loss per share                      $  (1.01)            $  (1.29)            $  (1.39)
                                                          ========             ========             ========

Shares used in computing basic
  and diluted net loss per share                             9,562                9,381                8,396
                                                          ========             ========             ========

                                             See accompanying notes.

                                                          Conceptus, Inc.
                                                 Statement of Stockholders' Equity
                                         (In thousands, except share and per share amounts)
                                                                                                   Stockholders' Equity
                                                                                          ------------------------------------------

                                                                      Redeemable              Series A
                                                                     Convertible             Convertible
                                                                    Preferred Stock         Preferred Stock      Common Stock
                                                                -----------------------   ------------------ -----------------------
                                                                 Shares        Amount       Shares    Amount   Shares      Amount
                                                                ----------   ----------   ----------  ------ ---------- ------------
Balances at December 31, 1995                                    3,853,957   $   16,624      666,666   $--     196,248  $      931
Conversion of redeemable preferred stock exercised to common
  stock                                                         (3,853,957)     (16,624)        --      --   3,853,957      16,624
Series A convertible preferred stock converted to common stock        --           --       (666,666)   --     666,666        --
Initial Public Offering common stock shares issued in
  February at $14.00 per share, net of issuance costs of $4.3
    million                                                           --           --           --      --   3,450,000      43,992
Issuance of common stock for cash in 1996 at $0.30 to $9.15
  per share, pursuant to exercise of options                          --           --           --      --     116,543          98
Issuance of common stock for cash in 1996 at $8.7125 to $11.90
  pursuant to the employee stock purchase plan                        --           --           --      --      18,524         182
Issuance of common stock for cash in 1996 at $3.00 and $4.80
  per share, pursuant to exercisable warrants                         --           --           --      --      12,000          49
Net exercise of warrants                                              --           --           --      --     892,857        --
Amortization of deferred compensation                                 --           --           --      --        --          --
Net loss                                                              --           --           --      --        --          --
                                                                ----------   ----------   ----------  ----- ----------  ----------
Balances at December 31, 1996                                         --     $     --           --     $--   9,206,795  $   61,876
Issuance of common stock for cash in 1997 at $0.30 to $10.50
  per share, pursuant to exercise of options                          --           --           --      --     158,265         172
Issuance of common stock for cash in 1997 at $4.25 to $7.86
  per share, pursuant to employee stock purchase plan                 --           --           --      --      25,285         140
Issuance of common stock to former shareholders of
  Microgyn Inc.                                                       --           --           --      --     104,708       1,000
Extension of stockholder note receivable                              --           --           --      --        --          --
Amortization of deferred compensation, net of reversal of
  forfeited shares                                                    --           --           --      --        --           317
Net loss                                                              --           --           --      --        --          --
                                                                ----------   ----------   ----------  ----- ----------  ----------
Balances at December 31, 1997                                         --     $     --           --     $--   9,495,053  $   63,505
Issuance of common stock for cash at $0.30 - $.075
  per share, pursuant to exercise of options                          --           --           --      --      95,785          44
Issuance of common stock for cash at $1.22 - $1.381
  per share, pursuant to the employee stock purchase plan             --           --           --      --      29,367          37
Amortization of deferred compensation, net of reversal of
  forreited shares                                                    --           --           --      --        --           (16)
Net loss                                                              --           --           --      --        --          --
                                                                ==========   ==========   ==========  ===== ==========  ==========
Balances at December 31, 1998                                         --     $     --           --     $--   9,620,205  $   63,570
                                                                ==========   ==========   ==========  ===== ==========  ==========


                                                                                  Stockholder's Equity
                                                                       -----------------------------------------------------
                                                                                                    Deficit          Total
                                                                                                   Accumulated  Stockholders'
                                                                       Stockholder                  During the    Equit (Net
                                                                          Note       Deferred      Development    Capital
                                                                        Receivable  Compensation     Stage       Deficiency)
                                                                       -----------  ------------   -----------  ------------
Balances at December 31, 1995                                          ($    49)      ($   778)      ($11,981)      ($11,877)
Conversion of redeemable preferred stock exercised to common
  stock                                                                    --             --             --           16,624
Series A convertible preferred stock converted to common stock                                                      --------
Initial Public Offering common stock shares issued in
  February at $14.00 per share, net of issuance costs of $4.3 million      --             --             --           43,992
Issuance of common stock for cash in 1996 at $0.30 to $9.15
  per share, pursuant to exercise of options                               --             --             --               98
Issuance of common stock for cash in 1996 at $8.7125 to $11.90
  pursuant to the employee stock purchase plan                             --             --             --              182
Issuance of common stock for cash in 1996 at $3.00 an d$4.80
  per share, pursuant to exercisable warrants                              --             --             --               49
Net exercise of warrants
Amortization of deferred compensation                                      --              219           --              219
Net loss                                                                   --             --          (11,692)       (11,692)
                                                                       --------       --------       --------       --------
Balances at December 31, 1996                                          ($    49)      ($   559)      ($23,673)      $ 37,595
Issuance of common stock for cash in 1997 at $0.30 to $10.50
  per share, pursuant to exercise of options                               --             --             --              172
Issuance of common stock for cash in 1997 at $4.25 to $7.86
  per share, pursuant to employee stock purchase plan                      --             --             --              140
Issuance of common stock to former shareholders of
  Microgyn Inc.                                                            --             --             --            1,000
Extension of stockholder note receivable                                     (5)          --             --               (5)
Amortization of deferred compensation, net of reversal of
  forfeited shares                                                         --              343           --              660
Net loss                                                                   --             --          (12,058)       (12,058)
                                                                       --------       --------       --------       --------
Balances at December 31, 1997                                          ($    54)      ($   216)      ($35,731)      $ 27,504
Issuance of common stock for cash at $0.30 - $.075                                                                  --------
  per share, pursuant to exercise of options                               --             --             --               44
Issuance of common stock for cash at $1.22 - $1.381
  per share, pursuant to the employee stock purchase plan                  --             --             --               37
Amortization of deferred compensation, net of reversal of
  forreited shares                                                         --              110           --               94
Net loss                                                                   --             --           (9,665)        (9,665)
                                                                       ========       ========       ========       ========
Balances at December 31, 1998                                          ($    54)      ($   106)      ($45,396)      $ 18,014
                                                                       ========       ========       ========       ========

                                                      See accompanying notes.

                                               Conceptus, Inc.
                                    Consolidated Statements of Cash Flows
                               Increase (Decrease) in Cash and Cash Equivalents
                                                (In thousands)
                                                                              Years Ended December 31,
                                                                      1998              1997              1996
                                                                    --------          --------          --------
Cash flows used in operating activities
Net loss                                                            $ (9,665)         $(12,058)         $(11,692)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Charge for in-process research and development                       --                --               4,752
   Depreciation and amortization                                         599               498               305
   Allowance for doubtful accounts                                       444                39               136
   Amortization of deferred compensation                                  94               523               219
   Recognition of deferred revenue                                       (98)              (48)             --
   Changes in operating assets and liabilities
     Accounts receivable                                                 (43)             (474)             (228)
     Inventories                                                         355              (173)             (128)
     Other current assets                                                225               (56)              216
     Account payable                                                    (534)              111              (397)
     Accrued compensation                                               (249)              215               154
     Other accrued liabilities                                           (43)              (30)            1,150
                                                                    --------          --------          --------
Net cash used in operating activities                                 (8,915)          (11,453)           (5,513)
                                                                    --------          --------          --------

Cash flows used in investing activities
   Purchase of investments                                            (4,555)          (61,785)          (34,469)
   Maturities of investments                                          16,795            64,078            14,621
   Sales of investments                                                 --               1,981              --
   Purchase of Microgyn net of cash acquired                            --                --              (4,343)
   Capital expenditures                                                 (875)           (1,030)             (375)
   Investment in Advanced Reproductive                                  (256)             --                --
   Change in other assets                                                 13              (154)               12
                                                                    --------          --------          --------
Net cash provided by (used in) investing activities                   11,122             3,090           (24,554)
                                                                    --------          --------          --------

Cash flows provided by financing activities
   Proceeds from distributor agreement                                  --                 485              --
   Proceeds from issuance of common stock                                 81               312            44,321
   Increase in stockholders notes                                       --                  (5)             --
   Principal payments on debt and capital lease obligations              (35)             (118)             (163)
                                                                    --------          --------          --------
Net cash provided by financing activities                                 46               674            44,158
                                                                    --------          --------          --------

Net (decrease) increase in cash and cash equivalents                   2,253            (7,689)           14,091
Cash and cash equivalents at beginning of year                         9,250            16,939             2,848
                                                                    --------          --------          --------
Cash and cash equivalents at end of year                            $ 11,503          $  9,250          $ 16,939
                                                                    ========          ========          ========

Supplemental disclosure of cash flow information
Cash paid for interest                                              $      5          $     13          $     26
                                                                    ========          ========          ========

Supplemental schedule of noncash financing activities
Issuance of common stock to Microgyn shareholders                   $   --            $  1,000          $   --
                                                                    ========          ========          ========

                                            See accompanying notes

                                Conceptus, Inc.

                          Notes to Financial Statements
                                December 31, 1998

1. Summary of Significant Accounting Policies

Organization, Ownership and Business

Conceptus, Inc. ("Conceptus" or the "Company") was incorporated in the State of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. The Company's focus is to provide a non-surgical approach to fallopian tube sterilization, the most commonly performed contraceptive procedure worldwide. The Company has developed proprietary micro-catheter and guidewire systems that allow physicians to transcervically (through the cervix) access and navigate the full length of the fallopian tubes in a nonsurgical approach. The Company's catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. ("Target"), a business unit of Boston Scientific Corporation ("BSC"), and licensed exclusively to Conceptus in the field of reproductive physiology.

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

Revenue Recognition

The Company recognizes revenue at the time products are shipped. In 1998, 1997 and 1996, net sales include direct sales within the United States, as well as through international and domestic distributors. These customers have no contractual right of return or stock rotation privileges.

                                 Conceptus, Inc.

                                December 31, 1998

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded in the net loss per share calculation because their inclusion would be antidilutive.

Stock-Based Compensation

The Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), provides an alternative to Accounting Principles Board's Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related Interpretations. Accordingly, compensation costs for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with a financial institution in the U.S. and invests its excess cash in U.S. government obligations and U.S. corporate notes, which bear minimal risk.

Management considers all their investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in stockholders' equity. The fair values for marketable debt securities are based on quoted market prices. At December 31, 1998 and 1997, the fair value of investments approximates cost. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and investment income. The cost of securities sold is based on the specific identification method.
Interest and dividends on securities classified as available-for-sale are included in interest and investment income.

                                 Conceptus, Inc.

                                December 31, 1998

Concentration of Credit Risk

The Company invests cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government backed securities, is limited.

The Company's revenues to date consist of product revenues from distributors located in Europe, Australia and the United States, and direct sales within the United States. The Company does not require collateral and provides for estimated credit losses based on a customer credit assessment. During the years ended December 31, 1998, 1997, and 1996, the Company added approximately $444,000, $39,000 and $136,000 to its bad debt reserves respectively. During the same periods, write-off of uncollectible accounts totaled $18,000, $4,000, and $3,000, respectively.

Customers comprising more than 10% of net sales at December 31 are as follows:

                                   Percentage of Net Sales
                 ---------------------------------------------------------------
                       1998                  1997                 1996
                 --------------------- -------------------- --------------------
Customer 1              18%                   --                   --
Customer 2              11%                   --                  11%
Customer 3              --                   63%                  46%
Customer 4              --                   27%                   --
Customer 5              --                    --                  19%

Export sales were $147,000, $239,000 and $188,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.

                                 Conceptus, Inc.

                                December 31, 1998

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation which is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

Reporting Comprehensive Income (Loss)

Conceptus adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income,"("Statement 130) in the year ended December 31, 1998. Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of Statement 130 had no impact on the Company's net income (loss) or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available for-sale securities, which prior to adoption were reported separately in the stockholders' equity, to be included in other comprehensive income
(loss).

Segment Information

The Company adopted FAS 131, "Disclosure about Segments of an Enterprise and Related Information," at December 31, 1998. FAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under FAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.

2. Acquisition

On November 26, 1996, the Company completed the acquisition of Microgyn, a privately held medical device company developing products designed to improve the safety and performance of resectoscope procedures, including therapeutic hysteroscopy. The Company acquired all of the outstanding common stock of Microgyn in exchange for $3.0 million in cash on the acquisition date and $1.0 million in cash or stock (at the option of Conceptus) payable six months after the acquisition date, plus $752,000 due to assumption of certain liabilities and related acquisition expenses. In May 1997, the Company satisfied the $1.0 million accrued acquisition

                                 Conceptus, Inc.

                                December 31, 1998

cost by issuing 104,708 shares of the Company's Common Stock. Additional contingent consideration in cash or stock, at the option of Conceptus, is payable to the former shareholders of Microgyn based upon meeting certain future milestones. No additional consideration has been paid subsequent to the May 1997 stock issuance.

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

Unaudited Pro Forma Financial Summary

                                              Year ended December 31, 1996
                                              ----------------------------
                                        (In thousands, except per share amounts)

Net sales                                               $   623
Net loss                                                 (7,794)
Basic and diluted net loss per share                    $ (0.93)

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

                                 Conceptus, Inc.

                                December 31, 1998

3. Related Party Transactions

Financing Arrangement

In March 1994, the Company entered into an equipment lease line (see Note 6) and secured loan agreement with Target, which allows for borrowings of $300,000 and $209,000, respectively. The borrowings are secured by capital equipment and bear interest at 8.5% per year. The notes are payable over a 36-month and 48-month period. As of December 31, 1998 both notes were paid in full. As of December 31, 1997 $40,000 was payable on one note. In connection with these secured loan agreements, Target was issued a warrant to purchase 12,000 shares of the Company's Common Stock. The exercise price for 5,000 of these shares was $3.00 per share and the remaining 7,000 shares had an exercise price of $4.80 per share. As a result of the Company's initial public offering, Target exercised its warrant at an aggregate price of $48,600.

Operations and Facilities

In December 1992, the Company entered into a supply agreement with Target whereby Target agreed to supply to and/or manufacture products and components necessary for the Company to proceed with its research and development activity under the license agreement described above. In 1998, 1997 and 1996, no amounts were paid to Target under this supply agreement.

In addition, the Company paid to Target certain employee benefits incurred by Target on the Company's behalf. In 1998 and 1997, no amounts were paid due to the discontinuance of the agreement as of December 31, 1996. In 1996, $177,000 was paid, under this agreement.

                                 Conceptus, Inc.

                                December 31, 1998

4. Balance Sheet Information
                                                                  December 31,
                                                   -----------------------------------------------
                                                          1998                   1997
                                                   -----------------------------------------------
                                                                 (In thousands)
Inventories:
   Raw materials                                          $   160               $    89
   Finished goods and work-in-process                         673                   266
   Reserves                                                  (833)                 --
                                                   -----------------------------------------------
                                                          $  --                 $   355
                                                   ===============================================
Property and equipment:
   Machinery and equipment                                $   719               $   643
   Office equipment and furniture and fixtures              1,591                 1,319
   Leasehold improvements - construction in
     progress                                                 625                    98
                                                   -----------------------------------------------
                                                            2,935                 2,060
   Less accumulated depreciation and                       (1,544)                 (970)
     amortization
                                                   -----------------------------------------------
   Property and equipment, net                             $1,391                $1,090
                                                   ===============================================

                                 Conceptus, Inc.

                                December 31, 1998

5. Investments

The following is a summary of available-for-sale securities as of:
                                                                        Estimated Fair Value
                                                              ---------------------------------------------
                                                                            December 31,
                                                                     1998                  1997
                                                              ---------------------------------------------
                                                                           (In thousands)
          Cash                                                      $     491          $        395
          Cash equivalents:
             Money market funds                                        10,008                   882
             Commercial paper                                            --                   3,492
             Corporate notes                                            1,004                 2,086
             U.S. government obligations                                 --                   2,395
                                                              ---------------------------------------------
                                                                    $  11,503               $ 9,250
                                                              =============================================
          Short-term investments:
             U.S. government obligations                           $     --                 $ 8,353
             Corporate notes                                            5,568                 8,443
             Certificates of deposit                                     --                   1,012
                                                              ---------------------------------------------
                                                                      $ 5,568               $17,808
                                                              =============================================

6. Commitments

The Company leases its current facility under an operating lease which expires in December 1999. The Company has also leased an additional facility under an operating lease, effective May 1997, which expires May 2002. The total minimum annual rental commitments under the leases as of December 31, 1998 are as follows:

                                                    (In thousands)
Year ending December 31,

   1999                                                   $499
   2000                                                    232
   2001                                                    242
   2002                                                    102
   2003                                                   --
                                                --------------------------
Total minimum rental commitment                         $1,075
                                                ==========================

                                 Conceptus, Inc.

                                December 31, 1998

As of October 15, 1998 the Company entered into a sublease agreement for its additional facility which expires May 2002. The total minimum annual rental commitments will be offset by the following sublease rental income in the following years:
                                                    (In thousands)
Year ending December 31,

   1999                                                 $  398
   2000                                                    418
   2001                                                    438
   2002                                                    189
   2003                                                   --
                                                --------------------------
Total minimum sublease commitment                       $1,443
                                                ==========================

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $515,000, $347,000, and $129,000, respectively.

At December 31, 1998 and 1997, assets acquired under noncancelable capital leases with Target consist of office equipment with an aggregate cost of $322,000 at both 1998 and 1997. The accumulated amortization at the end of 1997 was $284,000. The assets were fully depreciated in 1998.


7. Stockholder's Equity

1993 Stock Plan

The 1993 Stock Plan ("1993 Plan") was adopted in July 1993 and allows the granting of options and restricted stock purchases for up to 1,575,000 shares of Common Stock to employees, distributors, consultants and directors. Effective May 1997, the shares of Common Stock reserved for issuance were increased by 1,000,000 shares to 2,575,000 shares. The Company has reserved 2,033,158 shares of its Common Stock which may be issued with respect to outstanding options at December 31, 1998 under the 1993 Plan.

Stock options granted under the 1993 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value of the Common Stock on the date

                                 Conceptus, Inc.

                                December 31, 1998

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

Activity under the 1993 Plan is as follows:
                                                 Options                  Options Outstanding
                                                                -------------------------------------------
                                                Available           Number of              Price
                                                for Grant            Shares              Per Share
                                            ---------------------------------------------------------------
Balance at December 31, 1995                          497,185            906,566         $0.30-$9.15
   Options granted                                   (439,707)           439,707        $9.25-$19.75
   Options exercised                                     --             (116,543)        $0.30-$9.15
   Options cancelled                                  165,315           (165,315)       $0.30-$10.50
                                            ---------------------------------------------------------------
Balance at December 31, 1996                          222,793          1,064,415        $0.30-$19.75
   Additional authorized                            1,000,000               --                  --
   Options granted                                   (755,000)           755,000       $7.00-$13.625
   Options exercised                                     --             (158,265)       $0.30-$10.50
   Options canceled                                   172,388           (172,388)       $0.30-$19.75
                                            ---------------------------------------------------------------
Balance at December 31, 1997                          640,181          1,488,762        $0.30-$19.75
   Options granted                                 (1,228,082)         1,228,082         $1.25-$4.63
   Options exercised                                     --              (95,785)       $0.30-$10.50
   Options canceled                                 1,207,777         (1,207,777)       $0.30-$19.75
                                            ---------------------------------------------------------------
Balance at December 31, 1998                          619,876          1,413,282        $0.30-$19.75
                                            ===============================================================

At December 31, 1998, 1997 and 1996, options to purchase 576,736, 652,982 and 447,953 common shares, respectively, were exercisable. There were no restricted stock issuances for 1998, 1997 and 1996. At December 31, 1998, there were no common shares subject to repurchase by the Company (12,500 shares subject to repurchase at December 31, 1997). There were no common shares subject to repurchase in 1996.

On July 21, 1998, all employee grants of stock options under the 1993 Stock Plan issued were repriced (a total of 486,932 options) to reflect an exercise price of $1.25.

                                 Conceptus, Inc.

                                December 31, 1998

Any option holder who elected to reprice an option was not permitted to exercise the repriced option, even if vested, for one year. The repriced options are reflected as both granted and forfeited options in the 1993 Plan table.

On April 7, 1998, employee grants of stock options under the 1993 Stock Plan issued were repriced (a total of 63,300 options) to reflect an exercise price of $3.50. The repriced options are reflected as both granted and forfeited options in the 1993 Plan table.

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

1995 Directors Stock Option Plan

On November 29, 1995, the board approved the 1995 Director's Stock Option Plan ("Directors' Plan"), which allows the granting of options for up to 100,000 shares of Common Stock to outside directors. Stock options may be granted to outside directors with exercise prices of no less than fair market value. The options expire no more than 10 years after the date of grant. Options granted under the Directors' Plan will vest over one or three years. The options are only exercisable while the outside director remains a director. During 1998, 1997 and 1996, 7,500, 32,000 and 12,000 options, respectively, were granted.

1995 Employee Stock Purchase Plan

On November 29, 1995, the board approved the 1995 Employee Stock Purchase Plan ("ESPP"), under which employees may purchase shares of the Company's Common Stock, subject to certain limitations, at no less than 85% of the lower of the fair market value at the beginning or end of a six-month purchase period. Under the terms of the ESPP, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. During 1998, 1997 and 1996, 29,367 25,285 and 18,524 shares, respectively, were issued.
The Company has reserved 200,000 shares of Common Stock for issuance under the ESPP.

                                 Conceptus, Inc.

                                December 31, 1998

Pro Forma Valuation of Options

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans (see Note 1). Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

Pro forma information regarding net loss and net loss per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants in 1998, 1997 and 1996: dividend yield of zero, expected volatility factor of .6, risk-free interest rate of 6% and an expected life of 4 years. In 1997 and 1996, the fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants: dividend yield of zero, expected volatility factor of .6, risk-free interest rate of 6% and an expected life of 5 years. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998: dividend yield of zero, an expected life of four years, expected volatility factor of .4 and risk-free interest rate of 6%. In 1997 and 1996, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: dividend yield of zero, an expected life of one year, expected volatility factor of .4 and risk-free interest rate of 5%. The weighted average fair values of those purchase rights granted in 1998, 1997 and 1996 were $0.87, $3.09 and $4.32, respectively. The effects of applying FAS 123 for recognizing compensation expense and providing pro forma disclosures in 1998, 1997 and 1996 are not likely to be representative of the effects on reported net income in future years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

                                 Conceptus, Inc.

                                December 31, 1998

estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for the net loss per share information):

                                                                  1998          1997           1996
                                                                  ----          ----           ----
Proforma net loss                                              $(10,229)      $(12,908)      $(12,463)
Proforma basic and diluted net loss per share                   $(1.06)        $(1.38)        $(1.48)


A summary of the activity of the Company's 1993 Plan and the Directors' Plan for the years ended December 31, are as follows:

                                                             1998                            1997
                                                  ---------------------------        ----------------------
----
                                                                Weighted-Avg                      Weighted-Avg
Fixed Options                                     Shares       Exercise Price        Shares      Exercise Price
-------------                                     ------       --------------        ------      --------------
Outstanding at beginning of year                1,532,796          $ 7.96          1,076,415         $ 5.72
Granted                                           685,850          $ 2.15            787,000         $ 9.29
Exercised                                         (95,785)         $ 0.46           (158,265)        $ 1.09
Forfeited                                        (442,657)         $ 8.93           (172,388)        $ 6.93
                                              ------------                         ---------
Outstanding at end of year                      1,680,200          $ 3.22          1,532,792         $ 7.96

Options exercisable at year-end                   576,736                            652,982

Weighted-average  fair  value  of  option
granted during the year                            $ 5.01                             $ 4.96

                                 Conceptus, Inc.

                                December 31, 1998

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                           Weighted-Avg.
                             Number          Remaining    Weighted-Avg.      Number
Range of Exercise         Outstanding at     Contractual    Exercise       Exercisable    Weighted-Avg.
     Prices                  12/31/98       Life (years)      Price        at 12/31/98    Exercise Price
------------------------ ---------------- --------------- --------------- -------------- ----------------
$0.300-$0.510                230,747           5.61         $  0.43          223,437       $   0.43
$1.250-$1.250                925,296           8.71         $  1.25            6,999       $   1.25
$1.313-$4.625                201,229           9.39         $  2.76          138,056       $   2.76
$7.000-$9.150                 27,601           8.34         $  8.11           20,859       $   8.11
$9.625-$9.625                188,882           8.36         $  9.63          105,737       $   9.63
$9.630-$11.130                70,496           7.59         $ 10.20           50,909       $  10.20
$11.625-$11.625               10,332           7.85         $ 11.63           10,302       $  12.75
$12.750-$12.750                  200           8.17         $ 12.75               87       $  12.75
$19.250-$19.250               20,408           7.35         $ 19.25           15,350       $  19.25
$19.750-$19.750                5,009           7.16         $ 19.75            5,000       $  19.75
                         ----------------                                                ----------------

$0.300-$19.750             1,680,200           7.85         $ 5.010          576,736       $  5.010

8. Income Taxes

As of December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,000,000 and
$13,500,000, respectively. In addition, at December 31, 1998, the Company had research credit carryforwards of approximately $900,000. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 2006 through 2013, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                                 Conceptus, Inc.

                                December 31, 1998

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                            1998                  1997
                                                     ---------------------------------------------
                                                                  (In thousands)
Net operating loss carryforwards                           $ 13,800            $  10,700
Research credits (expiring 2006-2013)                           900                  700
Capitalized R&D                                                 900                  800
Other - net                                                    --                    700
                                                     ---------------------------------------------
Total deferred tax assets                                    15,600                12,900
Valuation allowance for deferred tax assets                 (15,600)              (12,900)
                                                     ---------------------------------------------
Net deferred tax assets                                    $   --              $     --
                                                     =============================================

Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $5,335,00 during 1997.

9.   Restructuring Accrual

In July 1998, the Company announced a restructuring to significantly reduced spending levels through the elimination of all sales and marketing, manufacturing, and most administrative personnel. The Company has eliminated fifty-three positions worldwide since January 1, 1998, through natural attrition and employee layoffs. At December 31, 1998, $46,000 remains related primarily to severance and cobra payments. This restructuring resulted in an additional charge to operating expense of $920,000 comprised of $725, 000 related to the reduction in workforce and $195,000 to fully reserve all remaining inventory.

10.  Litigation

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 30th day of March 1999.
                           CONCEPTUS, INC.

                           By:__________________________________________________
                                  Kathryn A. Tunstall,
                                  President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathryn A. Tunstall, his or her attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated

       Signature                                    Title                                Date
       ---------                                    -----                                ----
/s/ Kathryn A. Tunstall               President, Chief Executive Officer and
----------------------------          Director (Principal Excutive Officer)
(Kathryn A. Tunstall)                                                                 March 30, 1999

/s/ Oliver Brouse                     Director Finance, (Principal Financial
----------------------------          and Accounting Employee)
(Oliver Brouse)                                                                       March 30, 1999

/s/  Florence Comite
----------------------------
(Florence Comite)                     Director                                        March 30, 1999

/s/  Sanford Fitch
----------------------------
(Sanford Fitch)                       Director                                        March 30, 1999

/s/  Robert F. Kuhling
----------------------------
(Robert F. Kuhling)                   Director                                        March 30, 1999

/s/  Thomas C. McConnell
----------------------------
(Thomas C. McConnell)                 Director                                        March 30, 1999

/s/  Howard D. Palefsky
----------------------------
(Howard D. Palefsky)                  Director                                        March 30, 1999

/s/  Richard D. Randall
----------------------------
(Richard D. Randall)                  Director                                        March 30, 1999