Form 10-Q
period 1999-03-31
CONCEPTUS INC
filed 1999-05-14
CIK 896778

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

                   For the Fiscal Quarter Ended March 31, 1999

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

         As of March 31, 1999, 9,620,205 shares of the Registrant's Common Stock were outstanding.

================================================================================


                                                   CONCEPTUS, INC.

                                   FORM 10-Q For the Quarter Ended March 31, 1999

                                                        INDEX

                                                                                                                Page

               Facing sheet                                                                                      1

               Index                                                                                             2

Part I.        Financial Information

Item 1.        a)     Consolidated balance sheets at March 31, 1999 and December 31, 1998                        3

               b)     Consolidated statements of operations for the three month periods ended March 31,
                      1999 and March 31, 1998                                                                    4

               c)     Consolidated statements of cash flows for the three month periods ended March 31,
                      1999 and March 31, 1998.                                                                   5

               d)     Notes to consolidated financial statements                                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                 6

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        12

Part II.       Other Information                                                                                 13

               Signature                                                                                         14

               Index to Exhibits                                                                                 15


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                          Conceptus, Inc.

                                                    Consolidated Balance Sheets
                                         (In thousands, except share and per share amounts)


                                                                                                   March 31, 1999  December 31, 1998
                                                                                                   --------------  -----------------
Assets                                                                                              (Unaudited)
  Current assets:
    Cash and cash equivalents                                                                         $ 12,108        $ 11,503
    Short-term investments                                                                               3,938           5,568
    Accounts receivable, net                                                                                18             139
    Other current assets                                                                                   265              65
                                                                                                      --------        --------
  Total current assets                                                                                  16,329          17,275

  Property and equipment, net                                                                            1,213           1,391

  Other assets                                                                                             360             365
                                                                                                      --------        --------

                                                                                                      $ 17,902        $ 19,031
                                                                                                      ========        ========



Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                                                                  $    194        $    165
    Accrued compensation                                                                                   378             421
    Other accrued liabilities                                                                               59              92
    Current portion of deferred revenue                                                                     97              97
                                                                                                      --------        --------
  Total current liabilities                                                                                728             775

  Long-term portion of deferred revenue                                                                    218             242

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,                                       63,570          63,570
        9,620,205 shares issued and outstanding at
        March 31, 1999 and December 31, 1998, respectively
    Stockholder notes receivable                                                                           (54)            (54)
    Deferred compensation                                                                                  (82)           (106)
    Accumulated deficit                                                                                (46,478)        (45,396)
                                                                                                      --------        --------

  Total stockholders' equity                                                                            16,956          18,014
                                                                                                      --------        --------

                                                                                                      $ 17,902        $ 19,031
                                                                                                      ========        ========

                                            See notes to consolidated financial statements.

                                                                    3

                                Conceptus, Inc.

                     Consolidated Statements of Operations
                                  (unaudited)
                    (In thousands, except per share amounts)

                                                             Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                           1999           1998
                                                         -------        -------
Net sales                                                $    30        $   167
Cost of sales                                                 40            836
                                                         -------        -------

Gross profit (loss)                                          (10)          (669)

Operating expenses:
  Research and development                                   738          1,386
  Selling, general and administrative                        552          1,777
                                                         -------        -------

Total operating expenses                                   1,290          3,163
                                                         -------        -------

Operating loss                                            (1,300)        (3,832)

Interest and investment income, net                          218            376
                                                         -------        -------

Net loss                                                 $(1,082)       $(3,456)
                                                         =======        =======

Basic and diluted net loss per share                     $ (0.11)       $ (0.36)
                                                         =======        =======

Shares used in computing basic
  and diluted net loss per share                           9,620          9,503
                                                         =======        =======




                See notes to consolidated financial statements.


                                                           Conceptus, Inc.
                                               Consolidated Statements of Cash Flows
                                          Increase (Decrease) in Cash and Cash Equivalents
                                                            (Unaudited)
                                                           (In thousands)

                                                                                                      Three Months Ended March 31,
                                                                                                         1999                 1998
                                                                                                      --------             --------
Cash flows used in operating activities
Net loss                                                                                              $ (1,082)            $ (3,456)
Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                                                                      178                  163
        Amortization of deferred compensation                                                               24                   17
        Recognition of deferred revenue                                                                    (24)                 (24)
        Changes in operating assets and liabilities
                Accounts receivable                                                                        121                   41
                Inventories                                                                               --                     28
                Other current assets                                                                      (200)                 (29)
                Account payable                                                                             29                  (19)
                Accrued compensation                                                                       (43)                  (2)
                Other accrued liabilities                                                                  (33)                 (44)
                                                                                                      --------             --------
Net cash used in operating activities                                                                   (1,030)              (3,325)
                                                                                                      --------             --------

Cash flows used in investing activities
        Purchase of investments                                                                           --                 (8,450)
        Maturities of investments                                                                        1,630               14,779
        Capital expenditures                                                                              --                   (497)
        Change in other assets                                                                               5                   13
                                                                                                      --------             --------
Net cash provided by (used in) investing activities                                                      1,635                5,845
                                                                                                      --------             --------

Cash flows provided by financing activities
        Proceeds from issuance of common stock                                                            --                      9
        Principal payments on debt and capital lease obligations                                          --                    (18)
                                                                                                      --------             --------
Net cash provided by financing activities                                                                 --                     (9)
                                                                                                      --------             --------

Net (decrease) increase in cash and cash equivalents                                                       605                2,511
Cash and cash equivalents at beginning of year                                                          11,503                9,250
                                                                                                      --------             --------
Cash and cash equivalents at end of year                                                              $ 12,108             $ 11,761
                                                                                                      ========             ========


                                                       See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim information in accordance with Regulation S-X, Form 10-Q and Article 10. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999, and for all periods presented, have been made.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 may not necessarily be indicative of the operating results for the full 1999 fiscal year.

Recent Accounting Pronouncements

         None


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as well as other factors, including those set forth in the following discussion could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Overview

         Since its inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. The Company's is focused on providing a non-surgical alternative to female sterilization, the most commonly performed contraceptive procedure worldwide. Since the Company's restructuring in July 1998, the Company has not actively marketed nor manufactured its infertility and hysteroscopic resection products. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals and to conduct research and product development.

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

         Because the fallopian tubes are the organs in which conception occurs, they serve a critical function in the reproductive process and are often the focus of treatment whether the objective is to increase a woman's reproductive potential, such as in the treatment of infertility, or to decrease her reproductive potential, such as in the performance of sterilization procedures. Surgical fallopian tube sterilization has become the fastest growing method of contraception worldwide, especially among women over 35, because of its reliability, and the absence of chronic side effects associated with the procedure. Although mechanical occlusion of the fallopian tubes is a highly effective means of achieving female sterilization, the difficulty in accessing the fallopian tubes has made it necessary to perform surgery in order to accomplish fallopian tube sterilization. Typically, fallopian tubes are ligated by cutting or cauterizing the tubes, or by mechanical occlusion of the tubal lumen using clips or rings in a surgical procedure such as a laparoscopy or laparotomy. The requirement of surgery, however, is an obvious limitation of the procedure. The risks associated with surgery, including the risk of general anesthesia, infection and other complications, combined with concerns about cost and recovery time, make the procedure less than ideal. Additionally, in many developing countries, where the need for permanent contraception is critical, there is a shortage of community surgical facilities. In the United States, it is estimated that over 1.3 million surgical tubal sterilization procedures are performed annually. The average cost of these procedures ranges from approximately $2,500 to approximately $8,000, depending on the degree of invasiveness of the surgery.

STOP System Procedure-Specific Product

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

Clinical and Regulatory Status

         In 1995, the Company completed in vitro feasibility studies and a successful animal study that demonstrated 100% pregnancy prevention in the 20 animals in which the device remained correctly placed. In September 1995, Conceptus commenced a Phase I clinical study of the STOP device under an Institutional Review Board ("IRB") approval with a non-significant risk determination. In April 1996 this study was approved by the FDA under an Investigational Device Exemption ("IDE"). The study involved the placement of the STOP device in patients at the time of hysterectomy in order to assess the ability to access the fallopian tube, properly place the device, and test the acute retention of the device. In addition to the initial Phase I trial objectives, this study is designed to evaluate the histology of adjacent tissue reaction and patient recovery from the device placement procedure. Results from histologic evaluation of fallopian tubes provides evidence of a local inflammatory tissue response to the device, as well as damage to the tubal architecture, which is expected to be unfavorable to conception. In addition, a hysterosalpingography performed just prior to the hysterectomy demonstrated complete occlusion in all tubes tested to date, with the exception of three tubes in which the device did not remain due to improper placement.

         The Company has tested several different designs of the STOP device in pre-clinical studies, in an attempt to improve handling characteristics of the device and to address issues of device migration and expulsion which were observed in the early clinical testing. In 1997, the Company commenced a Phase II clinical study in Australia and in 1998, two additional Phase II sites were initiated in the United States. In the first quarter of 1999, a Phase II site was added in Belgium. As of April 30, 1999, 29 patients are continuing in the Phase II study of which ten women have been relying on the device for contraception. In 123 months of wearing and through 60 months of efficacy testing, no pregnancies nor adverse events have been reported. A significant majority of the implantation procedures were performed without general anesthesia and were tolerated by patients. The Company expects to follow this study with an expanded Phase II study, which will likely involve 50 patients. Depending on the results of this expanded Phase II study and the Company's on-going development efforts, the Company is in the process of formulating a Phase III study, which will involve a larger patient population and long-term follow up in support of a Pre-Market Approval

("PMA") application. There can be no assurance that the Company's efforts to formulate, design, and execute a large Phase III study will be successful in obtaining a PMA of the STOP device.

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

         o Accelerating the selection of appropriate infertility treatment, an import consideration for women whose infertility status has already been compromised by age.


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

Conceptus' Second Platform Technology: Resectoscopy

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

FUTURA Product Line

         There is also an important urological application for the resectoscope sleeve. The FUTURA Resectoscope Sleeve enables the urologist to perform a Transurethral Resection of the Prostate ("TURP") more safely. TURP is used to treat symptomatic enlargement of the prostate, or benign prostatic hyperplasia ("BPH"). Approximately 180,000 TURP procedures were performed in the United States in 1997. TURP typically involves the electrosurgical removal of abnormal tissue through a resectoscope, without the need for an incision. Conventional electrosurgical procedures, however, require the use of hypotonic irrigation solutions, the excessive absorption of which is associated with a potentially catastrophic complication referred to as "TUR Syndrome." In order to reduce the risk of TUR Syndrome, most hospitals have adopted a strict surgical protocol limiting the TURP procedure time, which may make it difficult for physicians to completely resect abnormal prostate tissue in a single procedure. The FUTURA Resectoscope Sleeve, which utilizes the same patented Microgyn technology used for the gynecological application, enables the urologist to perform transurethral procedures using isotonic (physiologic) solutions, eliminating the risk of TUR Syndrome, and permitting the extra procedure time that may be needed to complete resection of the prostate. Both the FUTURA and ERA Resectoscope Sleeve products have received FDA 510(k) clearance for therapeutic hysteroscopy.

         In November 1998 the Company announced that it had retained CIBC Oppenheimer Corporation to evaluate strategic alternatives for the Company, including inquiries that have been received by Conceptus regarding possible business alliances. The Company continues to aggresively evaluate a number of strategic opportunities in the area of woman's health as well as other areas of medicine.

         In October 1998, the Company received notification from the National Association of Securities Dealer's Inc. ("NASD") that due to the decline in the price of the Company's Common Stock, the Company was not in compliance with certain listing maintenance requirements of the Nasdaq National Market. If these requirements were not satisfied within ninety days of notification, then the Company's Common Stock could have been delisted from the Nasdaq National Market. In November 1998, the Company's Common Stock satisfied the applicable maintenance requirements with a closing bid price of at least $1.00 per share for ten consecutive trading days. While these maintenance requirements were satisifed within the ninety-day period, there can be no assurance that the Company's Common Stock will stay in compliance with the maintenance requirements. If delisting were to occur, the Company expects that trading of its Common Stock would be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets".

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

Results of Operations - Three Months Ended March 31, 1999 and 1998

         Sales decreased to $30,000 for the three months ended March 31, 1999, from $167,000 for the same period in the prior year. The $137,000 decrease is due to the lack of sales to significant distributors and the corporate restructuring in July 1998 which eliminated all sales and marketing personnel. The Company anticipates that revenues will continue to remain at very low levels due to the focus on the development of the STOP contraception device and the lack of active sales and marketing efforts of the Company's infertility and resectoscopic products.

         Cost of sales decreased to $40,000 for the three months ended March 31, 1999 from $836,000 for the same period in the prior year. The decrease is due to significantly reduced unit shipments of the Company's T-TAC and ERA product lines as well as elimination of manufacturing operations and personnel in connection with the corporate restructuring in July 1998.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, decreased to $738,000 for the three months ended March 31, 1999, from $1,386,000 for the same period in the prior year. The decrease is primarily due to significantly reduced R&D activities on the ERA/FUTURA and STARRT product lines as the Company focuses its R&D efforts on the STOP product.

         Selling, general and administrative ("SG&A") expenses decreased to $552,000 for the three months ended March 31, 1999, from $1,777,000 for the same period in the prior year. The decrease is due to the corporate restructuring which eliminated all sales and marketing personnel and related administrative expenses in July 1998.

         Net interest and investment income decreased to $218,000 for the three months ended March 31, 1999, from $376,000 for the same period in the prior year. The decrease is a result of lower average invested cash balances.

         As a result of the items discussed above, net loss decreased to $1,082,000 in the first quarter of 1999 from $3,456,000 in the prior year.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and its STOP device, and since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of March 31, 1999, had an accumulated deficit of $46.5 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in research and product development and funding clinical trials in support of its STOP device. Due to the unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

Liquidity and Capital Resources

         At March 31, 1999, Conceptus had cash, cash equivalents and investments of $16.0 million, compared with $17.0 million at December 31, 1998. The decrease is due to $1.0 million used in operating activities in support of the STOP contraception product.

         Conceptus believes that its existing capital resources will be sufficient to fund its operations at least through 1999, as a result of the restructuring. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing the Company's STOP product. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's cash balances in excess of short-term operating needs are invested in highly liquid short-term government securities and high quality commercial paper. However, due to the short-term and high quality nature of these instruments, the Company believes these financial instruments are exposed to a low level of interest rate risk.

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


Item 2.  Changes in Securities & Use of Proceeds

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

                            CONCEPTUS, INC.


                            By: /s/              KATHRYN TUNSTALL
                                ------------------------------------------------
                                                 Kathryn Tunstall
                                       President and Chief Executive Officer


                            By: /s/                OLIVER BROUSE
                                ------------------------------------------------
                                                   Oliver Brouse
                                           Principal Accounting Director





Date:    May 14, 1999

                                INDEX TO EXHIBITS


       Exhibit
        Number                                  Description
        ------                                  -----------

         27                               Financial Data Schedule