Form 10-Q
period 1999-06-30
CONCEPTUS INC
filed 1999-08-13
CIK 896778

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

                   For the Fiscal Quarter Ended June 30, 1999

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

As of June 30, 1999, 9,629,150 shares of the Registrant's Common Stock were outstanding.

================================================================================


                                 CONCEPTUS, INC.

                  FORM 10-Q For the Quarter Ended June 30, 1999

                                      INDEX

                                                                                                                Page
               Facing sheet                                                                                      1

               Index                                                                                             2

Part I.        Financial Information

Item 1.        a)     Consolidated balance sheets at June 30, 1999 and December 31, 1998                         3

               c)     Consolidated statements of operations for the three and six month periods ended June
                      30, 1999 and June 30, 1998                                                                 4

               c)     Consolidated statements of cash flows for the six month periods ended June 30, 1999
                      and June 30, 1998                                                                          5

               d)     Notes to consolidated financial statements                                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations             7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        10

Part II.       Other Information                                                                                 11

               Signature                                                                                         12

               Index to Exhibits                                                                                 13


                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 Conceptus, Inc.

                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)


                                                                           June 30, 1999       December 31, 1998
                                                                           -------------       -----------------
Assets                                                                      (Unaudited)              (Note 1)

  Current assets:
    Cash and cash equivalents                                                 $ 10,677             $ 11,503
    Short-term investments                                                       3,981                5,568
    Accounts receivable, net                                                        21                  139
    Other current assets                                                           220                   65
                                                                              --------             --------

  Total current assets                                                          14,899               17,275

  Property and equipment, net                                                    1,069                1,391

  Other assets                                                                     317                  365
                                                                              --------             --------

                                                                              $ 16,285             $ 19,031
                                                                              ========             ========

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                                          $    261             $    165
    Accrued compensation                                                           191                  421
    Other accrued liabilities                                                       67                   92
    Current portion of deferred revenue                                             97                   97
                                                                              --------             --------

  Total current liabilities                                                        616                  775

  Long-term portion of deferred revenue                                            186                  242

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,               63,573               63,570
      9,629,150 and 9,620,205 shares issued and outstanding at
        June 30, 1999 and December 31, 1998, respectively
    Stockholder notes receivable                                                   (54)                 (54)
    Deferred compensation                                                          (59)                (106)
    Accumulated deficit                                                        (47,977)             (45,396)
                                                                              --------             --------

  Total stockholders' equity                                                    15,483               18,014
                                                                              --------             --------

                                                                              $ 16,285             $ 19,031
                                                                              ========             ========

                See notes to consolidated financial statements.


                                          Conceptus, Inc.

                               Consolidated Statements of Operations
                                            (unaudited)
                              (In thousands, except per share amounts)

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                    -----------------------   --------------------
                                                       1999         1998         1999         1998
                                                     -------      -------      -------      -------
Net sales                                            $    38      $    85      $    68      $   252
Cost of sales                                             44          676           84        1,512
                                                     -------      -------      -------      -------

Gross profit (loss)                                       (6)        (591)         (16)      (1,260)

Operating expenses:
  Research and development                             1,013        1,563        1,751        2,949
  Selling, general and administrative                    710        2,042        1,262        3,819
                                                     -------      -------      -------      -------

Total operating expenses                               1,723        3,605        3,013        6,768
                                                     -------      -------      -------      -------

Operating loss                                        (1,729)      (4,196)      (3,029)      (8,028)

Interest and investment income, net                      230          333          448          709
                                                     -------      -------      -------      -------

Net loss                                             $(1,499)     $(3,863)     $(2,581)     $(7,319)
                                                     =======      =======      =======      =======

Basic and diluted net loss per share                 $ (0.16)     $ (0.41)     $ (0.27)     $ (0.77)
                                                     =======      =======      =======      =======

Shares used in computing basic
  and diluted net loss per share                       9,626        9,517        9,623        9,510
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

                                           Conceptus, Inc.

                                Consolidated Statements of Cash Flows
                                             (Unaudited)
                          Increase (Decrease) in Cash and Cash Equivalents
                                           (In thousands)

                                                                          Six Months Ended
                                                                              June 30,
                                                                   ------------------------------
                                                                        1999              1999
                                                                   ------------      ------------
Cash flows used in operating activities
Net loss                                                              $ (2,581)         $ (7,319)

Adjustments to reconcile net loss to net cash
from (used in) operating activities:
        Depreciation and amortization                                      331               346
        Amortization of deferred compensation                               47                52
        Recognition of deferred revenue                                    (56)              (49)
        Changes in operating assets and liabilities:
             Accounts receivable                                           118               468
             Note receivable                                                 -              (256)
             Inventory                                                       -               355
             Other current assets                                         (155)              (18)
             Accounts payable                                               96              (296)
             Accrued compensation                                         (230)              512
             Other accrued liabilities                                     (25)              (14)
                                                                   ------------      ------------

Net cash used in operating activities                                   (2,455)           (6,219)
                                                                   ------------      ------------

Cash flows provided by investing activities
Purchase of investments                                                      -           (18,522)
Maturities of investments                                                1,587            27,055
Capital expenditures                                                        (9)             (718)
Change in other assets                                                      48                13
                                                                   ------------      ------------

Net cash provided by investing activities                                1,626             7,828
                                                                   ------------      ------------

Cash flows provided by financing activities
Proceeds from issuance of common stock                                       3                40
Principal payments on debt and capital obligations                           -               (26)
                                                                   ------------      ------------

Net cash provided by financing activities                                    3                14
                                                                   ------------      ------------

Net change in cash and cash equivalents                                   (826)            1,623
Cash and cash equivalents at beginning of period                        11,503             9,250
                                                                   ------------      ------------
Cash and cash equivalents at end of period                             $10,677           $10,873
                                                                   ============      ============


                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999, and for all periods presented, have been made. The balance sheet as of December 31, 1998 has been derived from audited financial statements as of that date.

         Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 may not necessarily be indicative of the operating results for the full 1999 fiscal year.

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

Comprehensive Income

         During  the  first  and  second  quarters  of  1999  and  1998,   total
comprehensive income (loss) was the same as net income (loss) as unrealized gains and losses were immaterial.


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

Overview

         Since inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. Currently, the Company's focus is to develop a non-surgical approach to female sterilization, the most commonly performed contraceptive procedure worldwide. The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals and to conduct research and product development.

         The Company continues to progress in its development and clinical efforts of the S/TOP(TM) non-surgical permanent contraceptive device. As previously announced, Conceptus demonstrated clinical feasibility of the S/TOP device in May 1999 when 60 woman-months of efficacy data was obtained with no pregnancies. As of August 5, 1999, woman-months of efficacy has increased to 114 and based on this sample data, statistical calculations estimate that if the S/TOP device had no contraceptive effect there would have been approximately nine pregnancies as of July 31, 1999. There have been no pregnancies in the S/TOP phase II study to date. S/TOP devices have been placed in 61 patients who are continuing in the Phase II clinical trial, and of these, 36 patients are relying on the S/TOP device for contraception. Additionally, all patients relying on the S/TOP device have been confirmed to have bilateral tubal occlusion by hysterosalpingogram at the three-month post-placement examination. The remaining 25 patients have not yet completed the three-month follow-up examination to enable reliance on the S/TOP device.

         The S/TOP procedure is designed to be a permanent method of contraception capable of being place in an office setting with minimal discomfort. To support the feasibility of an office based placement, the Company is collecting data in its Phase II trial regarding the time required to complete the procedure, the use of analgesia and/or anesthesia, patient tolerance of the placement procedure, and patient tolerance of wearing the device. With the introduction of the gamma design in November, 1998, average procedure time has decreased below 29 minutes. A significant majority of the placement procedures were performed without general anesthesia, and of the patients wearing the gamma design, 91% have reported "good" to "excellent" tolerance of the procedure. Total wear data has increased to 300 woman-months and there has been a low level of anticipated adverse events.

         In 53 cases in which a gamma device was placed, there have been three adverse events, which the Company believes were a result of technical failures and investigator learning curve. Two of these patients have exited from the study and the third patient is continuing in the study. In each of these cases, device placement did not meet study protocol requirements and resulted in endoscopic device retrieval from the abdomen or uterus. Because the proper placement of the S/TOP device is a critical component of the S/TOP procedure, the Company is implementing device changes and has revised physician training in order to minimize the possibility of improper placement. While the Company believes that the incidence of improper placement can be managed to an insignificant level, the possibility of improper placement cannot be entirely eliminated.

         In addition to the Company's on-going Phase II trial, the Company continues to perform pre-hysterectomy studies to support the Company's theorized mechanism of contraception of the S/TOP device. The Company believes the contraceptive effect of the S/TOP device is a result of the space-filling design of the device in combination with a local benign tissue response to the device. These effects mechanically alter the tubal architecture and interfere with the function of the normal fallopian tube. As of May 1999, histology analysis has been performed on 35 fallopian tubes in which the S/TOP device was placed for an average of nine weeks prior to removal of the uterus. This analysis demonstrated that the S/TOP device has become completely incorporated into the fallopian tube tissue with a proliferation of smooth muscle cells and fibrotic tissue interlaced throughout the device. Additionally, the response was noted to be localized to the device with no reaction beyond the S/TOP device.

         Conceptus continues to formulate a Phase III clinical trial to commence in the first half of 2000 in approximately ten sites in the United States and other appropriate countries. The Company plans to place devices in a sufficient number of patients with an appropriate amount of follow-up data to demonstrate what the Company believes is an efficacy rate that is sufficient for market acceptance. In support of this plan, the Company plans to submit to the FDA and other regulatory bodies in the fourth quarter of 1999, data from its Phase II trial and histology analysis from pre-hysterectomy patients. There can be no assurance, however, that the Company's efforts to obtain approvals from the FDA and other regulatory bodies to commence a Phase III trial will be successful and there can be no assurance that ultimate Phase III approval, if ever obtained, will not require more clinical data than that which is available at the time of the Company's initial request.

         Based on the current and future Phase II clinical data the Company plans to freeze the Phase II database in September 1999 and actively seek approval from the FDA and other regulatory bodies to commence a Phase III clinical trial in the first half of 2000. Thus, the Company plans to increase the level of its expenditures on product development, regulatory and clinical activities, and administrative support in pursuit of completion of Phase II and Phase III clinical trials. The Company will need to raise additional funding to prepare and execute a market release of the S/TOP device. Toward this end the Company is actively seeking an appropriate sales and marketing partner to prepare for a significant market launch of the S/TOP device upon approval from the FDA and other regulatory bodies. The failure to secure necessary regulatory approvals, the failure to secure a partner or the failure to secure additional funding will adversely affect the Company. There can be no assurance that the Company will be successful in these efforts.

         In July 1998, the Company effected a major restructuring which eliminated all sales and marketing personnel, the manufacturing function, and significantly reduced administrative overhead. As a result of this restructuring, the Company continues to seek sales and marketing partners to distribute its current products, the ERA and FUTURA Resectoscope Sleeves, the STARRT Falloposcopy system, and T-TAC products. While the Company is committed to establishing an effective distribution channel for its existing products, there can be no assurance that the Company will be successful in doing so as there is no proven distribution channel for marketing the Company's products in the United States or internationally.

         Some of the Company's products are currently manufactured by certain original equipment manufacturers while others are manufactured by Conceptus at its location in San Carlos, California. The Company is also seeking to out-source the manufacturing of its STARRT, ERA and FUTURA products.

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

Results of Operations - Three and Six Months Ended June 30, 1999 and 1998

         Sales  decreased  to $38,000  and  $68,000 for the three and six months ended June 30, 1999, respectively, from $85,000 and $252,000 for the same periods in the prior year. The 55% and 73% decreases, respectively, are primarily due to lower unit shipments of the Company's T-TAC and ERA products. It is anticipated that revenues will continue to decrease during the third quarter of 1999 as the Company focuses its efforts on the research and development of its S/TOP permanent contraceptive device. Domestic sales comprised 100% of sales for the three and six month periods ended June 30, 1999, respectively, compared with 96% and 77% in the prior year periods.

         Cost of sales decreased to $44,000 and $84,000 for the three and six months ended June 30, 1999, respectively, from $676,000 and $1,512,000 for the same periods in the prior year. The 93% and 94% decreases in cost of sales for the second and first quarters of 1999, respectively are due to the elimination of manufacturing operations combined with lower unit shipments of the company's T-TAC and ERA products.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, decreased to $1,013,000 and $1,751,000 for the three and six months ended June 30, 1999, respectively, from $1,563,000 and $2,949,000 for the same periods in the prior year. The 35% and 40% decreases for the three and six months ending June 30, 1999 are primarily due to a reduced level of research and development activities on the Company's STARRT and ERA product lines.

         Selling, general and administrative ("SG&A") expenses decreased to $710,000 and $1,262,000 for the three and six months ended June 30, 1999, respectively, from $2,042,000 and $3,819,000 for the same periods in the prior year. The 65% and 66% decreases, respectively, are due to the elimination of all sales and marketing personnel and reduced administrative overhead due to the restructuring in July 1998.

         Net interest and investment income decreased to $230,000 and $448,00 for the three and six months ended June 30, 1999, respectively, from $333,000 and $709,000 for the same periods in the prior year. The decreases for the three and six months ended June 30, 1999 are a result of lower average cash balances due to the utilization of cash for operations. Interest expense for the three and six months ended June 30, 1999 and the amount for the same respective periods in the prior year are immaterial.

         As a result of the items discussed above, net loss increased to $1,499,000 and $2,581,000 for the three and six months ended June 30, 1999, respectively, from $3,863,000 and $7,319,000 for the same respective periods in 1998.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and its S/TOP device, and since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of June 30, 1999, had an accumulated deficit of $48 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in research and product development and funding clinical trials in support of its S/TOP device. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.


Liquidity and Capital Resources

         At June 30, 1999, Conceptus had cash, cash equivalents and investments of $14.7 million, compared with $17.1 million at December 31, 1998. The decrease is primarily due to $2.4 million used in operating activities. Capital expenditures for the first half of 1999 decreased to $9,000 compared with capital expenditures of $718,000 in the prior year period. Capital expenditures in the first half of 1999 represent the purchase of additional computer equipment required for research and development, whereas capital expenditures in the first half of 1998 represent leasehold improvements, furniture and equipment for a new facility which has been leased to a third party through 2003.

         Conceptus believes that its existing capital resources will be sufficient to fund its operations through 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing the Company's S/TOP product. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company.

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

                                 CONCEPTUS, INC.


                                 By: /s/             OLIVER BROUSE
                                 -----------------------------------------------
                                                     Oliver Brouse
                                                  Director of Finance
                                        (Duly Authorized and Principal Financial
                                                and Accounting Director)


Date:    August 13, 1999

                                INDEX TO EXHIBITS


      Exhibit
      Number                                     Description
      ------                                     -----------
         27                               Financial Data Schedule