Form 10-Q
period 1999-09-30
CONCEPTUS INC
filed 1999-11-15
CIK 896778

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

                 For the Fiscal Quarter Ended September 30, 1999

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

         As of September 30, 1999, 9,629,150 shares of the Registrant's Common Stock were outstanding.

================================================================================

                                 CONCEPTUS, INC.

               FORM 10-Q For the Quarter Ended September 30, 1999

                                                       INDEX

                                                                            Page

               Facing sheet                                                   1

               Index                                                          2

Part I.        Financial Information

Item 1.        Financial Statements (Unaudited)

               a)   Consolidated  balance sheets at September 30, 1999
                    and December 31, 1998                                     3

               c)   Consolidated  statements  of  operations  for  the
                    three and nine month periods  ended  September 30,
                    1999 and September 30, 1998                               4

               c)   Consolidated statements of cash flows for the nine
                    month  periods   ended   September  30,  1999  and
                    September 30, 1998                                        5

               d)   Notes to consolidated financial statements                6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      6

Item 3.        Quantitative and Qualitative Disclosures About Market
               Risk                                                          11

Part II.       Other Information                                             12

               Signature                                                     13

               Index to Exhibits                                             14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                           Conceptus, Inc.

                                     Consolidated Balance Sheets
                         (In thousands, except share and per share amounts)

                                                                September 30, 1999   December 31, 1998
                                                                    --------              --------
Assets                                                             (Unaudited)            (Note 1)
  Current assets:
    Cash and cash equivalents                                       $  9,919              $ 11,503
    Short-term investments                                             2,767                 5,568
    Accounts receivable, net                                              19                   139
    Notes receivable                                                     195                  --
    Other current assets                                                 172                    65
                                                                    --------              --------

  Total current assets                                                13,072                17,275

  Property and equipment, net                                            935                 1,391

  Other assets                                                           305                   365
                                                                    --------              --------

                                                                    $ 14,312              $ 19,031
                                                                    ========              ========

Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                                $    234              $    165
    Accrued compensation                                                 211                   421
    Accrued clinical costs                                               148                  --
    Other accrued liabilities                                            113                    92
    Current portion of deferred revenue                                   97                    97
                                                                    --------              --------

  Total current liabilities                                              803                   775

  Long-term portion of deferred revenue                                  162                   242

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,     63,573                63,570
      9,629,150 and 9,620,205 shares issued and outstanding at
        September 30, 1999 and December 31, 1998, respectively
    Stockholder notes receivable                                         (54)                  (54)
    Deferred compensation                                                (39)                 (106)
    Accumulated deficit                                              (50,133)              (45,396)
                                                                    --------              --------

  Total stockholders' equity                                          13,347                18,014
                                                                    --------              --------

                                                                    $ 14,312              $ 19,031
                                                                    ========              ========

                           See notes to consolidated financial statements.

                                 Conceptus, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)
                    (In thousands, except per share amounts)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         1999      1998       1999       1998
                                       -------    -------    -------    -------
Net sales                              $    14    $    86    $    82    $   338
Cost of sales                               28         75        111      1,587
                                       -------    -------    -------    -------

Gross profit (loss)                        (14)        11        (29)    (1,249)

Operating expenses:
  Research and development               1,204        898      2,955      3,847
  Selling, general and administrative    1,135        731      2,399      4,550
                                       -------    -------    -------    -------

Total operating expenses                 2,339      1,629      5,354      8,397
                                       -------    -------    -------    -------

Operating loss                          (2,353)    (1,618)    (5,383)    (9,646)

Interest and investment income, net        197        287        646        997
                                       -------    -------    -------    -------

Net loss                               $(2,156)   $(1,331)   $(4,737)   $(8,649)
                                       =======    =======    =======    =======

Basic and diluted net loss per share   $ (0.22)   $ (0.14)   $ (0.49)   $ (0.91)
                                       =======    =======    =======    =======

Shares used in computing basic
  and diluted net loss per share         9,629      9,611      9,625      9,543
                                       =======    =======    =======    =======

                 See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Cash flows used in operating activities
Net loss                                                   $ (4,737)   $ (8,649)

Adjustments to reconcile net loss to net
     cash from (used  in) operating activities:
        Depreciation and amortization                           471         430
        Amortization of deferred compensation                    67          72
        Recognition of deferred revenue                         (80)        (73)
        Changes in operating assets and liabilities:
             Accounts receivable                                120         450
             Note receivable                                   (195)       (256)
             Inventory                                         --           355
             Other current assets                              (107)         89
             Accounts payable                                    69        (486)
             Accrued compensation                              (210)        139
             Accrued clinical costs                             148        --
             Other accrued liabilities                           21         (52)
                                                           --------    --------

Net cash used in operating activities                        (4,433)     (7,981)
                                                           --------    --------

Cash flows provided by investing activities
Purchase of investments                                        --       (19,034)
Maturities of investments                                     2,801      32,339
Capital expenditures                                            (15)       (826)
Change in other assets                                           60          13
                                                           --------    --------

Net cash provided by investing activities                     2,846      12,492
                                                           --------    --------

Cash flows provided by financing activities
Proceeds from issuance of common stock                            3          71
Principal payments on debt and capital obligations             --           (31)
                                                           --------    --------

Net cash provided by financing activities                         3          40
                                                           --------    --------

Net change in cash and cash equivalents                      (1,584)      4,551
Cash and cash equivalents at beginning of period             11,503       9,250
                                                           --------    --------
Cash and cash equivalents at end of period                 $  9,919    $ 13,801
                                                           ========    ========


                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999, and for all periods presented, have been made. The balance sheet as of December 31, 1998 has been derived from audited financial statements as of that date.

         Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 may not necessarily be indicative of the operating results for the full 1999 fiscal year.

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

Comprehensive Income

         During the first three quarters of 1999 and 1998, total comprehensive income (loss) was the same as net income (loss) as unrealized gains and losses were immaterial.


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

Overview

         Since inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. The Company's current focus is to develop the STOP(TM) non-surgical permanent contraception device. STOP(TM) is designed to provide a less invasive alternative to the most common form of contraception worldwide, surgical tubal sterilization. Data from the United Nations estimate that 30% of worldwide reproductive couples using contraception rely on surgical tubal sterilization. A survey performed by the Centers for Disease Control, indicates that surgical tubal sterilization is the number one form of contraception in the United States, and 35% of women aged 35 - 44 have had a surgical tubal sterilization.

         The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals and to conduct research and product development.

         The Company continues to progress in its development and clinical efforts of the STOP(TM) non-surgical permanent contraceptive device. As of October 31, 1999, there were 113 women with a history of fertility who had undergone the STOP device placement procedure. The protocol requires that patients remain on alternative contraception for three months after device placement. Fifty-six of these women have completed the three-month waiting period and are currently relying on STOP(TM) for contraception. This represents an accumulation of 226 woman-months of reliance on STOP(TM) and there have been no reported pregnancies. Conceptus's bio-statisticians report that if STOP(TM) had no contraceptive effect, the expected number of pregnancies among these 56 women relying on STOP(TM) is 12, and that it is extremely unlikely to have observed zero pregnancies among these women. A large pivotal trial, however, will be required to support a claim of permanent contraception.

         Device related adverse events have been reported in five women in the Phase II study. All events involved improper device placement and the resulting inability to rely on the STOP(TM) devices for contraception. Two of these women elected to have a laparoscopic sterilization and STOP(TM) devices were retrieved from the peritoneal cavity in these women without incident. Conceptus believes these types of adverse events can be reduced to an insignificant level through physician training, revision of the clinical protocol, and design evolution.

         STOP(TM) is designed to be a non-surgical alternative to tubal sterilization that can be performed in an office setting without general anesthesia and with minimal patient discomfort. To support the feasibility of an office based placement, Conceptus is collecting data in its Phase II trial regarding the time required to complete the procedure, the use of analgesia and/or anesthesia, patient tolerance of the procedure, and patient tolerance to wearing the devices. In the Phase II study, 94% of procedures have been performed without general anesthesia and patient tolerance of the procedure has been rated "good to excellent" in 91% of the cases. The average procedure time has been 22 minutes. Patient tolerance to wearing the device has been rated very good to excellent in 100% of patients at the scheduled follow-up visits.

         In summary, data from the Phase II study suggest that STOP(TM) may provide a unique value proposition to the patient, physician, and payor. The popularity of surgical tubal sterilization underscores the importance that women ascribe to taking control of their reproductive capability. STOP(TM) is designed to provide that same control while eliminating the most significant risks associated with surgical tubal sterilization, which include the inherent risks of incisional surgery, and the side-effects and lengthy recovery required by general anesthesia. Because tubal sterilization is an invasive surgical procedure, at least 90% of these procedures are performed in a hospital or surgi-center under general anesthesia. Typical procedure time is about 30 - 45 minutes and is followed by 3 - 4 hours of hospital or surgi-center recovery time. Additionally, women typically take 2 - 3 days off from work after this invasive procedure. Data from the Phase II study suggests that STOP(TM) may cut procedure time by about half, eliminate a recovery-room stay associated with general anesthesia, and speed the patient's return to work and family responsibilities.

         In addition to the Company's on-going Phase II study, the Company continues to perform pre-hysterectomy studies to support the Company's theorized mechanism of contraception of the STOP(TM) device. The Company believes the contraceptive effect of the STOP(TM) device is a result of a local benign tissue response to the device which mechanically alters the tubal architecture and interferes with the function of the normal fallopian tube. Histological analysis has been performed on fallopian tubes in which the STOP(TM) device was placed for an average of nine weeks prior to removal of the uterus. This analysis demonstrated that the STOP(TM) device had become completely incorporated into the fallopian tube tissue with a proliferation of fibrotic tissue and smooth muscle cells within the device. Additionally, the response was noted to be localized to the device with no reaction beyond the STOP(TM) device.

         Based on the Phase II clinical data the Company plans to actively seek approval from the Food & Drug Administration and other regulatory bodies to commence an international Phase III clinical trial in the first half of 2000. The Company plans to have trial sites in the U.S., Australia, and Europe. In pursuit of completion of Phase II and Phase III clinical trials, the Company plans to increase the level of expenditures on regulatory and clinical activities, manufaturing and quality assurance of clinical trial product, and administrative support. The Company believes it has sufficient capital resources to complete enrollment in the pivotal trial, but will need to raise additional funding to prepare and execute a market release of the STOP(TM) device. The failure to secure necessary regulatory approvals, the failure to secure appropriate distribution, or the failure to secure additional funding will materially and adversely affect the Company. There can be no assurance that the Company will be successful in these efforts.

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


Results of Operations - Three and Nine Months Ended September 30, 1999 and 1998

         Sales decreased to $14,000 and $82,000 for the three and nine months ended September 30, 1999, respectively, from $86,000 and $338,000 for the same periods in the prior year. The 84% and 76% decreases, respectively, are primarily due to lower unit shipments of the Company's T-TAC and ERA products. The Company expects to continue its focus on the research and development phase and therefore expects that revenues will continue to decrease for the fourth quarter of 1999. Domestic sales comprised 100% of sales for the three and nine month periods ended September 30, 1999, respectively, compared with 96% and 77% in the prior year periods.

         Cost of sales decreased to $28,000 and $111,000 for the three and nine months ended September 30, 1999, respectively, from $75,000 and $1,587,000 for the same periods in the prior year. The 63% and 93% decreases in cost of sales for the three and nine months ended September 30, 1999, respectively are due to the elimination of manufacturing operations combined with lower unit shipments of the Company's T-TAC and ERA products.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses for the three months ended September 30, 1999, increased to $1,204,000 from $898,000 for the same period in the prior year. The expenses for the nine months ended September 30, 1999 decreased to $2,955,000 from $3,847,000 for the same period in the prior year. The 34% increase for the three months ended September 30, 1999 is attributable to the increased Phase II clinical trials, on-going pre-hysterectomy studies, and development of an ergonomic delivery system. The 23% decrease for the nine months ended September 30, 1999 is primarily due to a reduced level of research and development activities on the Company's STARRT and ERA product lines.

         Selling, general and administrative ("SG&A") expenses increased to $1,135,000 from $731,000 for the three months ended September 30, 1999. The 55% increase in SG&A expenses in the third quarter is attributable primarily to $53,000 in legal defense costs related to a sexual harrassment lawsuit and $655,000 of consulting expenses to evaluate strategic options. Excluding these nonrecurring expenses, the SG&A expenses were $427,000 for the quarter. The SG&A expenses for the nine months ended September 30, 1999 decreased to $2,399,000 from $4,550,000 for the same period in the prior year. The 47% decrease in expenses for the nine months ended September 30, 1999 is due to the elimination of the sales and marketing force to focus on the STOP(TM) device.

         Net interest and investment income decreased to $197,000 and $646,00 for the three and nine months ended September 30, 1999, respectively, from $287,000 and $997,000 for the same periods in the prior year. The decreases for the three and nine months ended September 30, 1999 are a result of lower average cash balances due to the utilization of cash for operations. Interest expense for the three and nine months ended September 30, 1999 and the amount for the same respective periods in the prior year are immaterial.

         As a result of the items discussed above, net loss increased to $2,156,000 from $1,331,000 for the three months ended September 30, 1999 and decreased to $4,737,000 from $8,649,000 for the nine months ended September 30, 1999.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and its STOP(TM) device, and since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of September 30, 1999, had an accumulated deficit of $50 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in research and product development and funding clinical trials in support of its STOP(TM) device. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.


Liquidity and Capital Resources

         At September 30, 1999, Conceptus had cash, cash equivalents and investments of $12.7 million, compared with $17.1 million at December 31, 1998. The decrease is primarily due to $4.4 million used in operating activities. Capital expenditures for the first nine months of 1999 decreased to $15,000 compared with capital expenditures of $826,000 in the prior year period. Capital expenditures in the first nine months of 1999 represent the purchase of additional computer equipment required for research and development, whereas capital expenditures in the first half of 1998 represent leasehold improvements, furniture and equipment for a new facility which has been leased to a third party through 2003.

         Conceptus believes that its existing capital resources will be sufficient to fund its operations through 2000. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing the Company's STOP(TM) product. Accordingly, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company.

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

                                 CONCEPTUS, INC.


                                By: /s/            OLIVER BROUSE
                                    --------------------------------------------
                                                   Oliver Brouse
                                                 Director of Finance
                                    (Duly Authorized and Principal Financial and
                                                 Accounting Director)


Date:    November 15, 1999

                                INDEX TO EXHIBITS


       Exhibit
        Number                    Description
        ------                    -----------

         27                 Financial Data Schedule