Form 10-K
period 1999-12-31
CONCEPTUS INC
filed 2000-03-30
CIK 896778

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1999 or


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

                               ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 29, 2000 was approximately $57,366,527 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 9,661,731 shares of Registrant's Common Stock issued and outstanding as of February 29, 2000.

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

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         Conceptus, Inc. ("Conceptus" or the "Company") designs and develops minimally invasive devices for reproductive medical applications. The Company was formed in 1992 in response to reports by physicians of the successful use of products manufactured by Target Therapeutics, Inc., to access the fallopian tubes. Conceptus has an exclusive, worldwide, royalty-free license to the reproductive applications of the technology developed by Target. In 1997, Target became a separate business unit of Boston Scientific Corporation ("BSC").

Conceptus' focus is to develop its STOP(TM) non-surgical permanent contraception device for women. STOP is designed to be a less-invasive, safer, and less costly alternative to surgical sterilization, more commonly known as tubal ligation. The STOP device is designed to achieve contraception by elliciting a tissue response which occludes the fallopian tubes. A STOP micro-coil is placed into each fallopian tube in a procedure that is usually performed in 20 minutes, that does not require general anesthesia, and does not require any cutting of the body. The STOP device does not contain any drugs and is intended to provide permanent long-term contraception.

The Company has demonstrated the feasibility of the STOP(TM) device in a Phase II study of preliminary safety and effectiveness and will conduct a 400 patient pivotal trial in the U.S., Europe, and Australia. Conceptus believes the pivotal trial may be completed in 2002 and FDA approval to market the STOP device in the United States may be obtained in 2003. Prior to FDA approval, however, the Company plans to introduce the STOP device in certain international markets upon clearance from local governmental bodies. The Company must raise additional capital to complete the pivotal trial and to execute a significant marketing launch of the STOP product.

CONTRACEPTION OVERVIEW

Market Overview

The following facts are useful to gain perspective on the size of the contraception market:

o Data from the United Nations indicates that 57% of reproductive couples worldwide use some form of contraception.

o The Population Council estimates that there were approximately 16 million sterilization procedures annually worldwide during the 1990's.

o Data from the Centers for Disease Control found that surgical tubal ligation is the number one form of contraception in the U.S. Chart 1 illustrates U.S. contraceptive use among 60.2 million women of reproductive age 14 - 44.

                 Chart 1: U.S. Contraceptive Use -- Women 14-44

                               [GRAPHIC OMITTED]



Tubal ligation is a highly effective means of achieving female sterilization. The difficulty in accessing the fallopian tubes, however, has made it necessary to perform surgery in order to accomplish tubal ligation. Typically, fallopian tubes are ligated by cutting or cauterizing the tubes, or by mechanical occlusion of the fallopian tube using clips or rings in a surgical procedure such as a laparoscopy or laparotomy. Because surgical tubal ligation requires penetration of the abdomen, 92% of these procedures are performed under general anesthesia with the attendant risk of general anesthesia, unintended injury to internal organs, and surgical complications resulting in an open procedure. The rate of occurrence of surgical complications is approximately 1.7%. Because of these risks, 92% of these procedures are performed in a hospital setting to ensure access to emergency equipment, facilities, and personnel. Therefore the cost of surgical tubal ligation has a range of $2,500 to $8,000, depending on the degree of invasiveness. The typical surgical procedure takes approximately 45 minutes and is followed by 4 - 5 hours of recovery time in a hospital setting. Additionally, women typically take 3 - 4 days off work convalescing at home. Despite the risks, long recovery time, and high costs associated with surgical tubal ligation, women through-out the world have made surgical tubal ligation the most prevalent form of contraception world-wide.

In summary, surgical female tubal ligation is the most prevelant form of contraception in the U.S. due to the combination of four strong drivers:

     1.       very high effectiveness
     2.       no recurring user compliance
     3.       very low risk of long-term side-effects
     4.       strong gender bias

STOP(TM), the Non-surgical Approach to Permanent Contraception

STOP is designed to be a less-invasive, safer, and less costly alternative to surgical sterilization, more commonly known as tubal ligation. The STOP device is designed to achieve contraception by blocking the fallopian tubes. A STOP micro-coil is placed into each fallopian tube in usually a 20 minute office procedure that does not require general anesthesia and does not require any cutting of the body. The STOP device does not contain any drugs and is intended to provide permanent long-term contraception. The major differences between a STOP procedure and surgical tubal ligation are summarized in Table 1:

                  Table 1:  STOP vs Surgical Tubal Ligation

----------------------------- --------------------- -------------------------
Attribute                             STOP                  Surgical

----------------------------- --------------------- -------------------------

Where Performed                      Office              Operating room

----------------------------- --------------------- -------------------------

Patient Sedation                     Local                   General

----------------------------- --------------------- -------------------------

Procedure Time                    20 minutes*             45 minutes

----------------------------- --------------------- -------------------------

Recovery Time                       1 Hour*               4 - 5 Hours

----------------------------- --------------------- -------------------------

Days off Work                     Under 1 Day*            3 - 4 Days

----------------------------- --------------------- -------------------------

Global Cost                         $1,500*              $2,500-$8,000

----------------------------- --------------------- -------------------------
* Estimated by Conceptus, Inc.

The STOP device is designed to provide the benefits of tubal ligation without the risks associated with general anesthesia, cutting of the body, time away from family and work obligations, and could reduce the cost of tubal ligation by about 44%. Conceptus believes that approximately 90% of surgical tubal ligation procedures performed annually in the U.S. may be replaced with STOP procedures.

Mechanism of Contraception

In the Phase II and pivotal clinical trials there is a three-month waiting period after placement before STOP can be relied upon for contraception. During this time alternative contraception must be used. At the three month follow-up visit, an x-ray and a pressurized dye test is performed to see if the tubes have been occluded by the STOP devices. If all criteria have been met, a doctor can recommend that a woman may rely on STOP for contraception. The three month waiting period is a conservative estimate of the time required for the STOP device to effectuate its mechanism of contraception. The Company continues to perform clinical studies to determine the feasibility of reducing this waiting period.

The  mechanism  of  contraception  of the STOP device is a  combination  of: (a)
blocking the fallopian tube to prevent meeting of sperm and egg, and (b) transformation of the fallopian tube architecture to an environment that does not support conception. Results from completed histological analysis in fallopian tubes with properly placed devices demonstrate that the STOP device has become completely incorporated into the fallopian tube tissue with a proliferation of smooth muscle cells and fibrotic tissue interlaced throughout the device. Conceptus believes these two combined effects of STOP may provide effective long-term contraception.

Significant Existing Market & Large Potential Market

The Company estimates that there are approximately 800,000 surgical tubal ligations performed annually. The following graphic illustrates how these procedures may represent just a portion of a much larger potential market.




                               [GRAPHIC OMITTED]




The top of the cone represents the current demonstrated market of approximately 800,000 surgical tubal ligations. These women are willing to tolerate the surgical requirements in order to reliably and conveniently control their fertility with a low risk of side-effects. Among these women, the strongest predictor of tubal ligation is the number of children with 90% of these women having two or more children.

Among the 23.7 million women using reversible methods of contraception, there are 7.5 million women with two or more children. Conceptus believes these 7.5 women represent a group of women with the highest propensity to switch their method of contraception because STOP removes the "surgical switching costs" of obtaining a permanent, highly effective method that requires no user compliance, and has a low risk of side-effects. Conceptus believes these women may have a high propensity to switch to STOP because data from the 1995 National Survey of Family Growth, indicates that there is considerable switching between reversible methods of contraception. The survey found that 44% of women using reversible methods discontinue use for a method-related cause within 12 months, which increases to 61% by 24 months. Researchers believe this may reflect the fact that women are not overwhelmingly satisfied with long-term use of reversible methods and would welcome a more reliable and convenient method of contraception.

Existing Reversible Methods are Not Ideal

Existing methods of reversible contraception may have drawbacks that make them less than ideal as long-term methods of contraception. Table 2 summarizes the failure rates, user compliance, and published side effects associated with various methods of contraception.

Table 2:  Method Failure Rates,  User Compliance, Side Effects
-------------------------- -------------------- -------------------- ---------------------------------------
         Method             1st Year Failure        Compliance                   Side Effects
                                  Rate
-------------------------- -------------------- -------------------- ---------------------------------------
Tubal Ligation                    .5%                 None           Post operative complications

-------------------------- -------------------- -------------------- ---------------------------------------
                                                                     Hormonal changes, stroke, heart
        Oral Pill                6.9%                 Daily          attack, ovarian cysts, pulmonary
                                                                     embolism
-------------------------- -------------------- -------------------- ---------------------------------------

         Condom                  8.7%               Occurrence                  Cervical cancer

-------------------------- -------------------- -------------------- ---------------------------------------

        Diaphragm                8.1%               Occurrence             Vaginal infection, bladder
                                                                          infection, cervical cancer,
-------------------------- -------------------- -------------------- ---------------------------------------

           IUD                 .5%-2%             Monthly self exam        Uterine perforation, anemia,
                                                                                 Irregular menses
-------------------------- -------------------- -------------------- ---------------------------------------

      Injectables /          3.2% / 2.3%         3 months / 3 years            Hormonal changes,
      Implantables                                                             Irregular menses
-------------------------- -------------------- -------------------- ---------------------------------------

As shown in Table 2, tubal sterilization has the lowest failure rate of .5%. The pill, condom, and diaphragm have much higher failure rates of 6.9%, 8.7%, and 8.1% in the first year, respectively. These reversible methods have relatively high failure rates because they have the burden of imperfect user compliance, which is inherent in most reversible methods of contraception.

The reliance on tubal ligation is due in part to concerns about the safety and reliability of those birth control methods that are readily accepted by younger women. Consequently, despite recent favorable clinical studies, patient concerns about the long-term effects of oral contraceptives have limited their acceptance among women 30 - 44 where only 6.2% of these women use oral contraceptives. Due to concerns that use of IUDs may result in increased incidence of pain and heavy menstrual bleeding, which could mask the symptoms of serious uterine disease, use of IUDs among women in the United States age 15 - 44 is less than 1%. Other long-term reversible methods such as injectables and implantables have low failure rates, but have undesirable side effects and disadvantages that may make these methods poorly accepted. For these reasons, Conceptus believes women may be seeking new methods of permanent contraception.

What About Vasectomy?

Vasectomy is a highly effective method of contraception that is performed in a doctor's office with local anesthesia and typically takes about 20 minutes. The vas deferens is ligated or resected and the cut ends are typically cauterized. Patients are observed for about 20 minutes before release and are encouraged to use an ice pack for about 4 hours to reduce swelling. Support devices are recommend for two days. Before relying on the vasectomy for contraception, however, men must be tested for two successive months to ensure no presence of sperm. The potential risks of vasectomy include an increased risk of prostate cancer, erectile dysfunction, and chronic pain syndrome. The number of vasectomies performed in the U.S. has decreased to approximately 200,000 procedures per year in the 1990's, predominately as a result of female tubal ligation becoming more safe and prevalent. Conceptus believes this trend may be continued if STOP is proven safe and effective.

Clinical & Regulatory Status

In 1997, the Company commenced a Phase II clinical study in Australia and expanded this study into the U.S. and Europe in 1998. Table 3 provides a summary of this Phase II clinical study as of February 29, 2000.

         Table 3:  Phase II Clinical Trial Summary as of February 29, 2000

---------------------------------------------------------- ---------------------

Women with successful placements                                   129
---------------------------------------------------------- ---------------------

Average procedure time                                          20 minutes

---------------------------------------------------------- ---------------------

Woman-months of wearing                                            993
---------------------------------------------------------- ---------------------

Woman-months of effectiveness                                      507
---------------------------------------------------------- ---------------------

Percentage of women who rate tolerance to wearing the
STOP device as "good to excellent".                                99%*

---------------------------------------------------------- ---------------------

Reported pregnancies                                               None

---------------------------------------------------------- ---------------------
* gamma design only.

STOP is designed to be a permanent method of contraception capable of being placed in an office setting with minimal patient sedation. To support the feasibility of an office based placement Conceptus is collecting data in its Phase II and pivot trials regarding the time required to complete the procedure, the use of analgesia and/or anesthesia, patient tolerance of the placement procedure, and patient tolerance of wearing the device.

In the Phase II trial, 94% of the procedures were performed without general anesthesia, and 91% of patients have reported "good" to "excellent" tolerance of the procedure. Post procedure discomfort was reported in 78% of patients and was treated with non-prescription medication which is commonly available in drugstores and supermarkets. Further analysis of this post procedure discomfort revealed that 56% of patients reported resolution of pain with one day, and 100% of patients reported resolution of discomfort within 14 days. Additionally, Conceptus has gathered data from its Phase II trial that suggests the STOP device does not significantly alter menstruation patterns.


Adverse events have occurred in about 6% of Phase II cases. These adverse events consist of clinical or technical difficulties primarily due to a combination of improper device placement, pathology of the patient's uterus and/or fallopian tubes, and device related technical difficulties. In 2% of cases, patients have moved on to surgical retrieval of the STOP device in conjunction with a surgical tubal ligation. In response to these events, the Company has revised it physician training and clinical protocol and implemented design changes to reduce the potential for these types of adverse events.


U.S. regulatory clearance of the STOP device is subject to Pre-Market Approval ("PMA") by the FDA. In March 2000, Conceptus obtained FDA approval to commence a 400 patient international pivotal trial of the STOP device. The Company plans to conduct the pivotal trial with 10-20 clinical sites in the U.S., Europe, and Australia. In the pivotal trial, Conceptus will place devices in a minimum 400 women. In the first three months after placement of the STOP device, women will use their standard form of contraception. After this three month period, women will have an office visit to ensure proper placement of the STOP device and with physician approval, will begin relying solely on STOP for contraception. Conceptus will then follow these women through the end of the study. Clinical endpoints of the pivotal trial include pregnancy prevention, and safety and comfort during and after the STOP procedure.

Infertility Products

The Company's proprietary transcervical tubal access technology consists of specially designed, micro-catheters and guidewires, designed to be atraumatic, which provide non-surgical access through the cervix and uterus and into the fallopian tubes. These components are combined with the Company's other procedure-specific products to produce the TTAC system and the STARRT Falloposcopy system. Both the TTAC and STARRT products have produced limited revenues since approval by the FDA and are not actively marketed. The Company continues to consider various licensing and/or distribution strategies to market these products, but does not intend to expend significant resources on marketing activities on these products.

Electro-Surgical Products

Conceptus' electro-surgical products consist of the ERA and FUTURA Resectoscope Sleeves, for use in therapeutic resection procedures in gynecology and urology, respectively. These products were acquired by the Company through its acquisition of Microgyn, Inc.,a privately held company, in November 1996.

These products increase the safety of resectoscope procedures, including therapeutic procedures, which remove abnormal tissue in the uterus or prostate. In performing these procedures a non-conductive/non-physiologic distention medium is employed. Unfortunately, these fluids are electrolyte-free (hypotonic) and can change levels of vital electrolytes such as sodium, potassium, and chloride in the blood stream of the patient. Significant risk to the patient is incurred by over-absorption of hypotonic solutions, which include serious heart, lung, and brain disorders, which sometimes result in coma or death.

The Company's ERA and FUTURA products consist of a simple, disposable sleeve, when installed on a standard hysteroscope, permits the use of normal saline, which is physiologically compatible with the patient. The Company believes that the ability to effectively use isotonic solutions during hysteroscopic procedures reduces the potential of serious electrolyte disturbances and their associated complications. Both the ERA and FUTURA and products have produced limited revenues since approval by the FDA and are not actively marketed. The Company continues to consider various licensing and/or distribution strategies to market these products, but does not intend to expend significant resources on marketing activities on these products.

Research and Development

The Company's research and development activities are performed by a combination of internal employees and external consultants. The Company intends to continue to focus its research and development efforts on the development of the STOP device. Research and development expenses in 1999, 1998, and 1997 were $4.3 million, $4.3 million, and $5.4 million, respectively.

Manufacturing

The Company currently manufactures the STOP device in its facilities at 1021 Howard Ave., San Carlos California. The Company was inspected by the FDA in
March 1997, and was in substantial compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") for medical devices. The Company has also been inspected in the past by the California Department of Health Services ("CDHS") and is registered with the State of California to manufacture its medical devices and drugs. The State of California Food and Drug Branch conducted a two-day inspection of the San Carlos facility in February 1997 and as a result of that inspection, recommended that Conceptus be issued a drug license by the State of California Department of Health Services. Conceptus purchases materials from various suppliers and may rely on single sources for some of these items. The Company does not have a formal supply contract with key vendors and, accordingly, no assurance can be made that such firms will continue to supply the Company with such materials in sufficient quantities, or at all. Delays associated with any future shortages of materials could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Risk Factors-Dependence Upon Sole Source Suppliers; Lack of Contractual Arrangements" and -"Limited Manufacturing Experience and Third Party Manufacturers."

Marketing & Distribution

Because the STOP device is still in clinical trials, the Company is not actively marketing or distributing the STOP device. As the STOP product progresses through various clinical trials, the

Company  will  evaluate  various   distribution   strategies   including  direct
distribution,   use  of  local  and/or  regional  distributors,   and  strategic
partnerships.

There can be no assurance that any of the Company's future distribution partners will successfully market the Company's products for applications in radiology, gynecology, or urology. See "Risk Factors-Limited Sales, Marketing and Distribution Experience; Emerging Market."

Patents, Trade Secrets and Licenses

The Company's policy is to aggressively protect its proprietary position by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company's strategy includes extending the patent protection of its in-licensed technology (from Target) by filing procedure-specific method patents wherever possible for the use of the Company's products in new clinical applications, as well as aggressively pursuing patents for all its other inventions and developments. As of February 29, 2000, Conceptus had applied for multiple United States patents, seven of which have been issued to the Company, and has filed 25 foreign patents, two of which have been issued to the Company. The Company's issued patents contain claims regarding guidewire manipulation, a novel guidewire design and a delivery mechanism for a tubal occlusion device.

The pending applications cover various aspects of the Company's proprietary tubal access platform technology, including certain claims specific to the Company's STOP device. Conceptus is also the licensee (from Target) for exclusive use in the field of reproductive physiology of substantial technology developed by Target as described below, and has granted to Target an exclusive license in certain fields of interventional medicine outside of the field of reproductive physiology to certain Conceptus technology. Conceptus's exclusive license of Target's technology is applicable to all technology available to the Company as of February 1, 1996. Conceptus does not have any preferential rights for Target technology developed following that date. Target's issued patents relate to the design of Target's micro-catheters, the initial patent for which expires in June 2006, certain aspects of guidewire design and other important aspects of Target's micro-catheter, guidewire and micro-coil technologies. In the event that such Target patents are at any time invalidated, the Company's proprietary position in the marketplace would be severely compromised. In addition, should the Target technology licensed to the Company be found to infringe upon a third party's technology, the Company's sale of products based on such infringing Target technology could be limited. Finally, in the event that the Company materially breaches the terms of its license from Target, Target will have the right to terminate the license. Any such termination of this license would deprive the Company of the right to develop or sell products based on the licensed technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors Reliance on Patents and Protection of Proprietary Technology."

Government Regulation

United States

The research, development, manufacture, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and require clearance or approval by the FDA prior to commercialization. In addition, material changes or modifications to medical devices also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The testing for, preparation of and subsequent review of applications by the FDA and foreign regulatory authorities is an expensive, lengthy and uncertain process. The failure by the Company to comply with FDA requirements could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant premarket clearance or premarket approval for devices, and criminal prosecution.

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

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a PMA. In addition, material changes to medical devices are also subject to FDA review and clearance or approval. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to certain legally marketed devices, for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). Though generally believed to be a shorter, less costly regulatory path than a PMA, the 510(k) may need to be supported by appropriate data establishing to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In addition, the FDA may require review by an advisory panel as a condition for 510(k) clearances, which can further lengthen the regulatory process. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence.

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

The European Union has promulgated rules that require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. ISO 9000 certification is one of the CE mark certification requirements. The Company plans to become ISO compliant in late 2000 and also plans to obtain the "CE Mark" for the STOP device in late 2000.

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

Third-Party Reimbursement

Market acceptance of the Company's products in the U.S. and international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's STOP and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which the Company is seeking approvals and could have a material adverse effect on the Company's sales, business, financial condition and results of operations.

Regardless  of the type of  reimbursement  system,  the  Company  believes  that physician advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's products. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company's systems for all indications intended by the Company. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors Uncertainty Relating to Third Party Reimbursement."

Competition

Currently, fallopian tubes are ligated by cutting or cauterizing the tubes, or by mechanical occlusion of the tubal lumen using clips or rings in a surgical procedure such as a laparoscopy or laparotomy. The Company is aware of several attempts to develop a non-surgical trans-cervical method of tubal ligation including radio frequency coagulation, intratubal cryogenic freezing, polymeric embolic agents, nitenol stents, silicone plugs, and hydrogelic plugs.

Competition will also come from existing and future methods of reversible contraception. There can be no assurance that STOP will be able to successfully compete against these methods.

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

The Company believes that its products have distinct advantages over those of its competitors based on the Company's advanced proprietary micro-catheter and guidewire technologies and its proprietary resectoscope safety sheath technology. However, many of the Company's competitors have substantially greater name recognition and financial resources than the Company and have greater resources and expertise in research and development, obtaining regulatory approvals, manufacturing and marketing. Certain of these companies are developing and marketing devices for the diagnosis and treatment of disorders of the female reproductive system and others may choose to enter this
market  at  a  later  date.  See  "Risk   Factors-

Competition; Uncertainty of Technological Change" and "-Reliance on Patents and Protection of Proprietary Technology."

Product Liability and Insurance

The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company currently maintains product liability insurance with coverage limits of $5,000,000 per occurrence and an annual aggregate maximum of $5,000,000, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims in connection with clinical trials or sale of the Company's products will not exceed such insurance coverage limits, or that such insurance will continue to be available on commercially reasonable terms, or at all. In addition, the Company may require increased product liability coverage as more of its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Product Liability Risk and Recalls; Limited Insurance Coverage."

Employees

As of February 29, 2000 the Company employed 33 individuals, 25 of whom were engaged directly in product development, regulatory/clinical affairs, quality assurance, and pilot manufacturing. The Company is dependent upon several key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. None of the Company's employees is covered by a collective bargaining agreement. Conceptus believes that it maintains good relations with its employees. See "Risk Factors-Dependence Upon Key Personnel."

Executive Officers of the Company

The executive officers of the Company, and their ages, as of February 29, 2000, are as follows:
-------------------------------------------------------------------------------------------------------------
Name                                Age     Position
-------------------------------------------------------------------------------------------------------------
Steven Bacich..............          38     President, CEO, and Director
-------------------------------------------------------------------------------------------------------------

Cynthia M. Domecus.........          40     Senior Vice President, Clinical Research and Regulatory Affairs
-------------------------------------------------------------------------------------------------------------

Stan Van Gent..............          39     Vice President, Marketing
-------------------------------------------------------------------------------------------------------------

Ashish Khera...............          30     Vice President, Research and Development
-------------------------------------------------------------------------------------------------------------

Mr. Bacich was promoted to President and CEO in January 2000 and joined Conceptus in March 1997 as Vice President, Research and Development. Prior to joining Conceptus, Mr. Bacich spent seven years as a Co-founder and Director of New Product Development for Imagyn Medical, Inc., a medical device manufacturer of gynecological products for infertility and enodscopic procedures. From August 1987 to September 1989, Mr. Bacich held engineering positions in research and development and served as Senior Staff Engineer, Business Development for the Edwards Less Invasive Surgery Division of Baxter. From 1985 to 1987, Mr. Bacich held research and development positions at Mentor Corporation, a reconstructive surgery and urology company. From 1983 to 1985, Mr. Bacich held research and development positions at American Medical Optics, an ophthalmic medical device manufacturer and Division of American Hospital Supply Corporation. Mr. Bacich holds a B.S. in Biomedical Engineering from the University of California, San Diego.

Ms. Domecus has served as Senior Vice President, Clinical and Regulatory Affairs of Conceptus since May 1994. From March 1992 to May 1994 she served as Senior Director and Director of Regulatory and Quality Affairs for Systemix, a biotechnology firm. From 1986 to 1992, Ms. Domecus served in varying regulatory affairs capacities with Collagen Corporation, a biomedical device manufacturer, serving as Director of Regulatory Affairs from January 1991 to March 1992. Ms. Domecus has been certified by the Regulatory Affairs Certification Board of the Regulatory Affairs Professional Society. In 1995, Ms. Domecus was appointed by the FDA to its OB/GYN Advisory Panel as the industry representative. Ms. Domecus holds a B.A. in Psychology from the University of the Pacific.

Mr. Van Gent joined Conceptus in February 2000 as Vice President Marketing. Prior to joining Conceptus, Mr. Van Gent was Director of International marketing for Valley Lab, and was responsible for international market introduction, reimbursement, strategic positioning, and branding for $70 million of product revenues. Mr. Van Gent also held various positions in marketing, sales, and engineering over the past 10 years for Allergan Medical Optics, Imagyn Medical, and Cabot Medical. Mr. Van Gent holds a B.S. degree in Biomedical Engineering from the University of California, San Diego.

Mr. Khera was promoted to Vice President, Research and Development in January 2000 and joined Conceptus in April 1995 as a Sr. Project Engineer. Prior to joining Conceptus, Mr. Khera was employed as a Project Engineer by Pfizer, Inc. from 1992-1995 where he developed medical devices for use in cardiovascular and cancer treatment applications. Mr. Khera holds a B.S. degree in Mechanical Engineering from Carnegie Mellon University.


ITEM 2. PROPERTIES

The Company is currently occupying approximately 14,000 square feet in San Carlos, California. The facility is subject to a lease which expires in December, 2001. The Company has leased additional space in the amount of approximately 16,397 square feet, also in San Carlos, California which is subject to a lease which expires in May, 2002. This larger facility has been sub-leased at amounts greater than the Company's lease obligation through the entire lease term. The Company believes that it will be able to lease additional space or renew its existing leases as necessary.

ITEM 3. LEGAL PROCEEDINGS

A complaint alleging sexual harassment was filed against the Company and certain named officers of the Company in the Superior Court of San Mateo on December 17, 1997. In December, 1999, the Company was exonerated of all charges from this proceeding. Please see footnote 11 in the Consolidated Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

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

                                                           High             Low
                                                           ----             ---

October 1, 1999 - December 31, 1999                       $3.75            $1.31

July 1, 1999 - September 30, 1999                         $1.75            $1.00

April 1, 1999 - June 30, 1999                             $1.53            $0.78

January 1, 1999 - March 31, 1999                          $1.94            $0.97


October 1, 1998 - December 31, 1998                       $2.25            $0.66

July 1, 1998 - September 30, 1998                         $1.75            $0.53

April 1, 1998 - June 30, 1998                             $3.50            $1.25

January 1, 1998 - March 31, 1998                          $5.25            $3.50


As of February 29, 2000 there were approximately 119 stockholders of record.

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

In October 1998, the Company received notification from the National Association of Securities Dealer's Inc. ("NASD") that due to the decline of the Company's stock price, the Company was not in compliance, throughout the third quarter of 1998, with certain listing maintenance requirements of the Nasdaq National Market. In November 1998, the Company's Common Stock satisfied these maintenance requirements with a closing bid price of at least $1.00 per share for ten consecutive trading days. While these maintenance requirements were satisfied within the required ninety-day period required by the NASD, there can be no assurance that Company's Common Stock will stay in compliance with these and other listing maintenance requirements. If delisting were to occur, the Company expects that trading of its Common Stock would be conducted on the OTC Bulletin Board. The closing price of the Company's Common Stock on December 31, 1999 was $3.75 per share.

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
(In thousands, except per share data)

                                                               Year Ended December 31,
                                       ----------------------------------------------------------------------
                                           1995          1996         1997            1998           1999
                                       ------------  ------------- -------------  -------------   -----------
Statement of Operations Data:
Net sales                              $    243       $      664    $    1,426    $      449      $      95
Cost of sales                             1,021            1,208         3,516         1,702            137
                                       ------------  ------------- -------------  -------------   -----------
Gross profit (loss)                        (778)            (544)       (2,090)       (1,253)           (42)

Operating costs and expenses:
   Research and development               2,589            8,509         5,429         4,317          4,251
   Selling, general and  admin            2,805            4,824         6,323         5,349          3,729
                                       ------------  ------------- -------------  ---------------------------
        Total operating expenses          5,394           13,333        11,752         9,666          7,980
                                       ------------  ------------- -------------  ---------------------------
Loss from operations                     (6,172)         (13,877)      (13,842)      (10,919)        (8,022)
Interest & investment income, net           323            2,185         1,784         1,254            723
                                       ------------  ------------- -------------  -------------   -----------
        Net loss                       $ (5,849)      $  (11,692)   $  (12,058)   $   (9,665)     $  (7,299)
                                       ============  ============= =============  =============   ===========

Basic and diluted net loss per share                  $    (1.39)   $    (1.29)   $    (1.01)     $   (0.76)
                                                     ============= =============  =============   ===========
Shares used in computing basic and
diluted net loss per share                                 8,396         9,381         9,562          9,662
                                                     ============= =============  =============   ===========
Pro forma basic and diluted net
   loss per share (1)                   $(1.37)
                                        =======
Shares used in computing pro forma
   basic and diluted net loss per
   share (1)                              4,273
                                        =======


                                                                     Year Ended December 31,
                                              -------------------------------------------------------------------
                                                 1995           1996           1997         1998         1999
                                              -----------   ------------  ------------  ------------  -----------
Balance Sheet Data:
Cash, cash equivalents and short-term
   investments............................... $    5,082    $   39,021    $   27,058      $  17,071   $   10,769
Working capital..............................      4,407        37,078        26,608         16,500       10,030
Total assets.................................      6,092        40,093        29,480         19,031       11,903
Long-term portion of debt and capital lease
   obligations...............................        153            34             1            -            -

Redeemable convertible preferred stock.......     16,624           -             -              -            -
Accumulated deficit..........................    (11,981)      (23,673)      (35,731)       (45,396)     (52,695)
Total stockholders' equity...................    (11,877)       37,595        27,504         18,014       10,914


(1) Pro forma basic and diluted net loss per share has been computed as described above and also gives effect to common equivalent shares from convertible preferred shares issued prior to the initial public offering that converted to preferred shares upon completion of the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Since its inception on September 18, 1992, the Company has been primarily engaged in the design, development and marketing of minimally invasive devices for reproductive medical applications. Conceptus, Inc. is developing STOP, an innovative medical device designed to provide a non-surgical alternative to surgical tubal ligation, the leading form of contraception worldwide. Data from the United Nations show that worldwide, 30% of reproductive couples using contraception rely on surgical tubal ligation. A survey performed by the Centers for Disease Control indicates that surgical tubal ligation is the most prevalent form of contraception in the U.S., and that 35% of women age 35-44 have had a tubal ligation. An estimated 800,000 surgical tubal ligations are performed each year in the U.S., of which 93% are performed in a hospital or surgi-center and require general anesthesia.

The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, to conduct research and development, and to develop appropriate marketing and distribution systems for the STOP device.

The Company continues to devote significant financial and human resources on the development of its STOP non-surgical permanent contraception device for women. STOP is designed to be a less-invasive, safer, and less costly alternative to tubal ligation. The STOP device is designed to achieve contraception by elliciting a tissue response that occludes the fallopian tubes. A STOP micro-coil is placed into each fallopian tube in a 20 minute procedure, which can be performed in an office setting. The procedure does not require general anesthesia and does not require any cutting of the body. Additionally, STOP does not employ hormones or drugs for contraception thus it is intended to be an alternative to long-term use of oral contraceptives, IUDs or hormonal implants. Because the STOP device is intended for permanent contraception, the feasibility of device removal and possible return to fertility has not been investigated.

The mechanism of contraception of the STOP device is a combination of: (a) blocking the fallopian tube to prevent meeting of sperm and egg, and (b) transformation of the fallopian tube architecture to an environment that does not support conception. Results from completed histological analysis in 23 fallopian tubes with properly placed devices demonstrate that the STOP device has become completely incorporated into the fallopian tube tissue with a proliferation of smooth muscle cells and fibrotic tissue interlaced throughout the device. Conceptus believes these two combined effects of the STOP device may provide effective long-term contraception.

In July 1997, the Company commenced a Phase II clinical study of preliminary safety and effectiveness of STOP. The Phase II study involves device placement in fertile women who desire permanent contraception and will be monitored for a minimum of two years. In the current Phase II clinical trial there is a three-month waiting period after placement of the STOP device before it can be relied upon for contraception. During this time, alternative contraception must be used. At the three-month follow-up visit, an x-ray is taken and a pressure test is performed to see if the tubes have been occluded by the STOP devices. If all criteria have been met, a doctor can recommend that a woman can begin relying on STOP for contraception. The three month waiting period is a conservative estimate of the time required for the STOP device to effectuate its mechanism of contraception. The Company continues to perform clinical studies to determine the feasibility of reducing this waiting period.

As of February 29, 2000, the women in the Phase II study have accumulated 507 woman-months of effectiveness with no reported pregnancies. Additionally, these women in the Phase II study have accumulated 993 woman-months of wear with a low rate of adverse events. These adverse events all involved improper device placement and resulted in the inability of the patient to rely on the STOP device for contraception. The Company believes the rate of occurrence of these types of adverse events can be reduced to an insignificant rate with physician education and experience and design evolution of the STOP delivery system.

U.S. regulatory clearance of the STOP device is subject to the Food & Drug Administration ("FDA") Pre-Market Approval ("PMA") process. Accordingly, Conceptus intends to complete an international pivotal trial with clinical sites in the U.S., Europe, and Australia. The Company expects to conduct the pivotal trial in 10 - 20 sites. In March 2000, the Company obtained approval from the FDA to commence a 400 patient pivotal trial of the STOP device. The Company estimates that PMA approval of the STOP device may be obtained in 2003. The Company also plans to seek regulatory clearance for the STOP device in certain international markets before and after FDA approval. In support of these regulatory approvals the Company intends to seek the "CE Mark" for STOP in 2000.

The Company's other products, the TTAC product line, STARRT Falloposcopy system, and the ERA and FUTURA resectoscope sleeves have generated limited sales to date. Prior to the July 1998 restructuring, the Company had sought to license or acquire products that were complementary to these products in order to develop a critical mass of medical devices to justify the hiring of a direct, specialty sales force. Failing to build a line of products that would enable cost effective, direct marketing to the interventional gynecology market, the Company implemented a restructuring plan in July 1998 when the Company assessed that the near-term market potential of these products did not justify a direct, specialty salesforce. This restructuring reduced the number of employees by approximately fifty from seventy-two at the beginning of 1998 by eliminating all sales and marketing personnel, the manufacturing function, and most administrative personnel. As a result of these actions the Company recorded an one-time restructuring charge of about $1.0 million in the second quarter of 1998.

Prior to the 1998 restructuring the Company sold its products to U.S. and international markets through a limited number of distributors who resell to physicians and hospitals. Sales to distributors were made on open credit terms and may include purchase discounts. Sales in 1997 and 1998 were through a small direct sales force (which was eliminated in July, 1998) and distributors, on open credit terms and consisted of commercial shipments of TTAC, STARRT, ERA and FUTURA products.

The ERA and FUTURA Resectoscope Sleeve allow the use of physiologic solution when performing gynecological and urologic procedures, which increases the safety of resection procedures by eliminating the risk of dilutional hyponatremia, a complication that can lead to serious heart, lung, and brain disorders. The Company received 510(k) clearance for its FUTURA Resectoscope Sleeve for urology applications in the first quarter of 1997. In September 1997, the Company received 510(k) clearance for its ERA Resectoscope Sleeve for gynecological procedures. Also in September 1997, the Company entered into a marketing and distribution agreement with Imagyn, formerly UroHealth, Inc., granting Imagyn an exclusive, worldwide license to distribute products for urological applications of the resectoscope sleeve. Since December 31, 1997, Imagyn has not purchased any of the Company's products. As of June 30, 1998, this distribution agreement with Imagyn was terminated by Imagyn. The Company is actively seeking sales and marketing partners to distribute the ERA Resectoscope Sleeve for gynecologic applications in the United States and internationally.

Given the Company's focus on the STOP product, the Company is not actively marketing or manufacturing the TTAC, STARRT, and the ERA and FUTURA products. Until the Company is successful in establishing marketing and sales partners to distribute these products, revenues are expected to decrease from 1999 levels. The Company continues to evaluate possible marketing and third-party manufacturing arrangements for these products.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the rate at which the Company establishes domestic and international distributors or marketing partners, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the timing and size of distributor purchases, the progress of clinical trials, and the introduction of competitive products for diagnosis and treatment of the female reproductive system. The Company believes that development of the TAC, STARRT, and ERA and FUTURA products has reached a logical stage sufficient to enable distribution to the marketplace. Therefore, the Company does not expect to expend significant resources on further development of these products nor does the Company plan on expending significant resources marketing these products without a significant marketing and distribution partner. Future sales of the T-TAC, STARRT, ERA, and FUTURA products are expected to be very low or decrease from current levels until effective distribution partners are secured.

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

Results of Operations

Years Ended December 31, 1999, 1998 and 1997

In 1999, sales decreased to an immaterial level as the Company ceased all marketing and distribution of the TTAC, STARRT, and ERA and FUTURA products to focus solely on the STOP product. The Company expects revenues to remain immaterial in 2000 as the Company continues to seek regulatory approval of the STOP device in various countries. Sales in 1998 decreased by $1.0 million to $0.4 million from $1.4 million in 1997 as a result of the lack of orders from significant distribution partners combined with the elimination, in July 1998, of all sales and marketing personnel. Sales to domestic customers represented 100%, 33%, and 83% of sales in 1999, 1998, and 1997, respectively.

In 1999, Cost of Sales decreased to an immaterial level as the Company ceased all marketing and distribution of the TTAC, STARRT, and ERA and FUTURA products to focus solely on the STOP product. The Company, expects cost of sales to remain immaterial in 2000 as the Company continues to seek regulatory approval of the STOP device in various countries. In 1998, cost of sales decreased $1.8 million to $1.7 million from $3.5 million in 1997 due to the absence of approximately $1.1 million of expenses incurred in 1997 for the purchase of manufacturing rights for the Microgyn sleeve products combined with the elimination of all manufacturing activities in July 1998.

Research and development ("R&D") expenses, which include clinical, regulatory, and quality assurance expenses were $4.3 million in 1999 and 1998 and were $5.4 million in 1997. R&D expenses are expected to increase significantly in 2000 as the Company commences the pivotal trial of the STOP device and scales-up its pilot manufacturing operations. The decrease in R&D expenses in 1998 was due to reduced development and clinical activities associated with the Microgyn, TTAC, and STARRT products.

Selling, general and administrative ("SG&A") expenses were $3.7 million, $5.3 million and $6.3 million in 1999, 1998, and 1997, respectively. SG&A expenses decreased in 1999 and 1998 as a result of the corporate restructuring effected in July 1998, where all sales and marketing functions were eliminated and administrative personnel were significantly reduced. However, as the Company implements its international marketing efforts for the STOP device, SG&A expenses are expected to increase significantly from the current levels.

Net interest and investment income were $0.7 million, $1.3 million and $1.8 million in 1999, 1998, and 1997, respectively. The decrease is a result of lower average cash balances due to the utilization of cash for operations.

As a result of the items discussed above, net loss decreased to $7.3 million in 1999 from $9.7 million in 1998. Net loss was $12.1 million in 1997.

At December 31, 1999 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $42.0 million and $15.2 million, respectively. In addition, the Company had research credit carryforwards of approximately $750,000 as of December 31, 1999. The net operating loss and credit carryforwards described above will expire, if not utilized, at various dates beginning in the years 2000 through 2019. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the change of ownership provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization. See "Risk Factors-Limited Operating History; Anticipated Future Losses."

Liquidity and Capital Resources

         Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $52.0 million at December 31, 1999. At December 31, 1999, Conceptus had cash, cash equivalents and investments of approximately $10.8 million compared with $17.1 million at December 31, 1998. The decrease in 1999 was primarily due to $6.4 million used in operations, to fund increasing levels of research and development of the Company's STOP non-surgical permanent contraception device and expansion of the STOP Phase II clinical study.

Capital expenditures in 1999 were immaterial. In 1998 capital expenditures were $0.9 million and were primarily leasehold improvements and related furniture and fixtures for a new building. As a result of the Company's restructuring in July 1998, the Company subleased this new building and related furniture and fixtures, for the entire lease term, at amounts greater than the cost of improvements and related furniture and fixtures. Capital expenditures in 1997 were $1.0 million.

Conceptus believes that its existing capital resources will be sufficient to complete enrollment in the STOP pivotal trial but does not currently have sufficient capital resources to fund completion of the pivotal trial nor does it have sufficient funds to successfully commercialize the STOP product.

However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, execution and implementation of partnering arrangements, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing the Company's products. Accordingly, the Company may require additional financing and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Impact of Year 2000

In prior years the Company discussed the nature and progress of its plans to become Year 2000 compliant. In 1999, the Company completed its testing and remediation of critical information systems and as of February 29, 2000, has not experienced any disruptions in information systems due to the inability of systems to properly process the year 2000. The Company will continue to monitor critial information systems to ensure continued operation of such systems.


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

Early State of STOP Development - Uncertainty of Product Development and Lack of Long Term Follow-Up Data. The Company has not yet completed development of the STOP contraception device and expects to increase research and development expenditures as the Company implements design changes in pursuit of a commercially viable design. To obtain revenues from the STOP device the Company must successfully develop, obtain regulatory approval of, manufacture and market the STOP device. The Company has demonstrated technical feasiblity in Phase II clinical trials of the STOP device and anticipates significantly more expenditures to complete a large pivotal clinical trial, prior to commercialization. There can be no assurance that the Company's research and development efforts will be successfully completed. Additionally, until the development and clinical testing processes are complete, there can be no assurance the STOP device will perform in the manner anticipated, or that the results observed in animal and human clinical trials will be experienced in long-term use. The first Phase II placement of the device was in July 1997, and as of February 29, 2000 a total of 133 women have had a successful STOP procedure, thus the Company has obtained limited clinical data on the safety and efficacy of the product. Because the Company has not yet obtained any long-term safety or efficacy data there can be no assurance that long-term safety and efficacy data when collected will be consistent with the results obtained in early Phase II clinical trials nor can there be any assurance that the STOP device can be successfully used by a wide range of patients on a long-term basis as a safe and effective permanent contraceptive method.

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

Dependence Upon Transcervical Tubal Access and Catheterization Products. The Company's initial commercial products, the TTAC and STARRT Falloposcopy systems, have generated limited sales to date. Current applications for these systems include accessing, diagnosing and treating diseases and disorders of the fallopian tubes. Expanding the number of applications for these products will require additional development and, in certain cases, clinical trials and regulatory approvals.

Limited Operating History; Anticipated Future Losses. The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its TTAC, STARRT Falloposcopy and STOP systems and, since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of December 31, 1999, had an accumulated deficit of 52.7 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and product development or acquisition. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining selected regulatory and reimbursements approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities and establishing an international network. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Patents and Protection of Proprietary Technology. The Company's ability to compete effectively will depend substantially on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that the Company's issued patents, any future patents that may be issued as a result of the Company's United States or foreign patent applications, or the patents under which the Company has license rights, will offer any degree of protection to the Company's products against competitive products. There can be no assurance that any patents that may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

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

A patent issued to Target Therapeutics, a unit of Boston Scientific Corporation ("BSC"), and subject to Target's license to the Company, which contains claims relating to the design of the Company's Variable Softness micro-catheters (the "Target patent"), has been the subject of four reexamination proceedings in the USPTO. Following the completion of the first of such proceedings, the USPTO issued a reexamination certificate and confirmed the patentability. After the USPTO's review of petitions for second, third and fourth re-examinations, Target received notice from the USPTO that it had reaffirmed the patentability of the claims of the Target patent. In addition, in November 1994, Target filed a lawsuit in United States District Court against SciMed Life Systems, Inc.
("SciMed"), a subsidiary of BSC, and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, Inc., alleging infringement of a Target patent relating to variable stiffness in microcatheters, and seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Target patent. The defendants responded by challenging the validity of the Target patent, denying infringement and raising other defenses. In May 1996, the District Court granted Target's motion for an injunction prohibiting the defendants from continuing to sell the products alleged to infringe the patent. In July 1996, the United States Court of Appeals for the Federal Circuit stayed the injunction pending an appeal by the defendants. Upon the merger between Target and BSC, the lawsuit was dismissed as to SciMed. Subsequently, the Court of Appeals vacated the preliminary injuction. The lawsuit was dismissed as to Cordis pursuant to a settlement agreement signed in January 1998. Any invalidation of the Target patent could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Government Regulation. The manufacture and sale of medical devices, including the medical devices used in the Company's STOP, TTAC, and STARRT and ERA and FUTURA
products, are subject to extensive regulation by numerous government authorities, both in the United States and internationally. In the United States, the principal regulatory authorities are the Food and Drug Administration ("FDA") and corresponding state agencies, such as the California Department of Health Services ("CDHS"). The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain. The FDA requires companies that wish to market a new medical device or an existing medical device for use for a new indication to obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("510(k)") or a premarket approval ("PMA") prior to the introduction of such product into the market. In addition, material changes to medical devices are also subject to FDA review and clearance or approval. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to certain legally marketed devices, for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). Though generally believed to be a shorter, less costly regulatory path than a PMA, the 510(k) may need to be supported by appropriate data establishing to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In addition, the FDA may require review by an advisory panel as a condition for 510(k) clearances, which can further lengthen the regulatory process. The PMA approval process can take several years from initial filing and requires the submission of extensive supporting data and clinical information. There can be no assurance that any future products or applications developed by the Company will not require approval under the more lengthy and expensive PMA process. If the Company is required to obtain approval for any products pursuant to the PMA procedure or, if the 510(k) process with respect to any products is extended for a considerable length of time, the commencement of commercial sales of the Company's products will be delayed substantially.

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

The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix the CE mark will prohibit the Company from selling such product in member countries of the European Union after 1998. In conjunction with the Company's restructuring in July 1998, the Company elected to let its ISO9000 certification lapse. The Company plans to become ISO 9000 compliant and obtain the CE mark in late 2000.

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

As the Company commercializes its STOP system, it expects to compete against other surgical procedures for permanent contraception, mechanical devices and other contraceptive methods. The Company also competes with other companies for clinical sites to conduct trials. The medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. Consequently, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and commercialization of new products. Product development involves a high degree of risk and there can be no assurance that the Company's research and development efforts will result in commercially successfully products. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so and that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Manufacturing Experience and Reliance on Third Party Manufacturers. The Company has limited experience in manufacturing its products in commercial quantities. If the Company is successful in estabilishing distribution partners for its products the Company plans to increase internal maufacturing operations as well as utilize third party manufacturers to manufacture the products. The Company has identified candidates that it believes could adequately produce the products with the appropriate quality and sufficient volumes. However, third party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. There can be no assurance that the Company and its third party manufacturers will not encounter manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Sole Source Suppliers; Lack of Contractual Arrangements. Conceptus purchases both raw materials used in its products and finished goods from various suppliers and may rely on single sources for some items. The Company does not have formal supply contracts with several key vendors and, accordingly, no assurance can be made that such firms will continue to supply the Company with such raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities in support of international commercial sales and, to the extent that FDA approvals are received, United States commercial sales.

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

Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The Company's stock price has in the past been, and will likely in the future be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Finally, the Company participates in a highly dynamic industry, which often results in significant stock price volatility. In October 1998, the
Company received notification from the National Association of Securities Dealer's Inc. ("NASD") that due to the decline of the Company's stock price, the Company was not in compliance, throughout the third quarter of 1998, with certain listing maintenance requirements of the Nasdaq National Market. In November 1998, the Company's Common Stock satisfied these maintenance requirements with a closing bid price of at least $1.00 per share for ten consecutive trading days. While these maintenance requirements were satisfied within the required ninety-day period required by the NASD, there can be no assurance that Company's Common Stock will stay in compliance the maintenance requirements. If delisting were to occur, the Company expects that trading of its Common Stock would be conducted on the OTC Bulletin Board or in the over-the-counter market.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Certain information required by Part III is incorporated by reference from the Company's proxy statement (the "Proxy Statement") for its annual meeting of stockholders to be held May 25, 2000, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item as to the Company's executive officers is set forth in "Item 1 - Business - Executive Officers of the Company" in this Form 10-K. The information required by this item as to the Company's directors is incorporated by reference from the information under the caption "Proposal No. 1 Election of Directors" in the Proxy Statement. The information required by this item as to compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)      The following documents are filed as part of this Report:

         (1) Consolidated Financial Statements and Report of Ernst & Young LLP, Independent Auditors

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Operations Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows Years Ended December 31, 1999, 1998, and 1997

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules

                  Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         (3)      Exhibits  (numbered in accordance  with Item 601 of Regulation
                  S-K)


         Exhibit
         Number                               Description
         --------                             -----------

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

         10.11(1)(2)    Sun Life Assurance Company of Canada Standardized 401(K)
                        Profit Sharing Plan and Trust, as amended.
         10.12(3)(5)    Distribution  Agreement  dated July 1, 1996  between the
                        Registrant and Mallinckrodt Group, Inc.
         10.13(6)       Lease Agreement with Dani Investment Partners.
         10.14(7)       Agreement and Plan of  Reorganization  dated October 29,
                        1996  between the  Registrant,  Microgyn,  Inc. and CPTS
                        Acquisition  Corporation (a  wholly-owned  subsidiary of
                        the Registrant), as amended November 7, 1996.
         10.15(8)       Preferred Shares Rights Agreement,  dated as of February
                        27,  1997,   between  the  Registrant  and   ChaseMellon
                        Shareholder Services,  L.L.C., including the Certificate
                        of Designation of Rights,  Preferences and Privileges of
                        Series  A  Participating  Preferred  Stock,  the form of
                        Rights  Certificate  and the Summary of Rights  attached
                        thereto as Exhibits A, B and C, respectively.
         10.16(9)       Third Addendum to Lease  Agreement with Dani  Investment
                        Partners.
         10.17(9)       Lease  Agreement  with Three Sisters  Ranch  Enterprises
                        dated April 15, 1997
         10.18(10)(2)   Change of Control  Agreement dated as of May 13, 1997 by
                        and between Registrant and Kathryn A. Tunstall.
         10.19(10)(2)   Change of Control  Agreement dated as of May 13, 1997 by
                        and between Registrant and Sanford Fitch.
         10.20(10)(2)   Form of Senior Management Change of Control Agreement
         10.21(11)      Marketing  and  Distribution  Agreement,   dated  as  of
                        September 16, 1997,  between the  Registrant  and Imagyn
                        Medical Technologies.
         10.22(2)       Loan Agreement with Steve Bacich dated April 24, 1997.
         10.23(2)       Promissory Note with Steve Bacich dated April 24, 1997.
         10.24(2)       Master  Consulting  Agreement with Florence Comite dated
                        September 10, 1997.
         10.25(2)       Manufacturing    Transition   Agreement   with   Medical
                        Scientific, Inc. dated October 1, 1997.
         10.26(2)       Royalty  Agreement with Medical  Scientific,  Inc. dated
                        October 1, 1997.
         10.27(2)       Master  Consulting  Agreement with Howard Palefsky dated
                        October 15, 1997.
         10.28(2)       Sublease Agreement with Avio Digital, Inc. dated October
                        1, 1998.
         10.29(2)       Severance  Agreement  dated  May 29,  1998  between  the
                        Registrant and James Messemer.
         10.30(2)       Severance  Agreement  dated October 21, 1998 between the
                        Registrant and Sanford Fitch.
         11.1           Statement of computation of net loss per share.
         23.1           Consent of Ernst & Young LLP.
         24.1           Power of Attorney (See Page 58 of this Report).
         27.1           Financial Data Schedule.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                 CONCEPTUS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors ............................................   40

Audited Financial Statements
Consolidated Balance Sheets ...............................................   41
Consolidated Statement of Operations ......................................   42
Consolidated Statement of Stockholders' Equity ............................   43
Consolidated Statements of Cash Flows .....................................   44
Consolidated Notes to Financial Statements ................................   45

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conceptus, Inc.

We have audited the accompanying consolidated balance sheets of Conceptus, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conceptus, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


Palo Alto, California                            Ernst & Young, LLP
January 20, 2000

                                                         Conceptus, Inc.

                                                   Consolidated Balance Sheets
                                       (In thousands, except share and per share amounts)


                                                                              December 31, 1999      December 31, 1998
                                                                              ------------------     ------------------
Assets
  Current assets:
    Cash and cash equivalents                                                 $           3,494      $          11,503
    Short-term investments                                                                7,275                  5,568
    Accounts receivable, net of allowance for doubtful accounts
      of $579 and $661 at December 31, 1999 and 1998, respectively                           18                    139
    Other current assets                                                                     94                     65
                                                                              ------------------     ------------------
  Total current assets                                                                   10,881                 17,275

  Property and equipment, net                                                               845                  1,391

  Other assets                                                                              177                    365
                                                                              ------------------     ------------------
Total assets                                                                  $          11,903      $           19,031
                                                                              ==================     ==================



Liabilities and stockholders' equity Current liabilities:
  Current liabilities:
    Accounts payable                                                          $             130      $             165
    Clinical trial accruals                                                                 259                      -
    Accrued compensation                                                                    235                    421
    Other accrued liabilities                                                               130                     92
    Current portion of deferred revenue                                                      97                     97
                                                                              ------------------     ------------------

  Total current liabilities                                                                 851                    775
  Long-term portion of deferred revenue                                                     138                    242

  Commitments

  Stockholders' equity:
    Common stock, $0.003 par value, 30,000,000 shares authorized,                        63,609                 63,570
      9,661,731 and 9,620,205 shares issued and outstanding at
      December 31, 1999 and 1998, respectively
    Stockholder notes receivable                                                              -                    (54)
    Deferred compensation                                                                     -                   (106)
    Accumulated deficit                                                                 (52,695)               (45,396)
                                                                              ------------------     ------------------
  Total stockholders' equity                                                             10,914                 18,014
                                                                              ------------------     ------------------

                                                                              $          11,903      $          19,031
                                                                              ==================     ==================


                                                  See accompanying notes.

                                 Conceptus, Inc.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                                Years Ended December 31,
                                                           ----------------------------------
                                                              1999       1998         1997
                                                           --------    ---------    ---------
Net sales                                                  $    95     $    449     $  1,426
Cost of sales                                                  137        1,702        3,516
                                                           --------    ---------    ---------

Gross profit (loss)                                            (42)      (1,253)      (2,090)

Operating expenses:
  Research and development                                   4,251        4,317        5,429
  Selling, general and administrative                        3,729        5,349        6,323

                                                           --------    ---------    ---------
Total operating expenses                                     7,980        9,666       11,752
                                                           --------    ---------    ---------


Operating loss                                              (8,022)     (10,919)     (13,842)

Interest, and investment income, net                           723        1,254        1,784
                                                           --------    ---------    ---------
Net loss                                                   $(7,299)    $ (9,665)    $(12,058)
                                                           ========    =========    =========

Basic and diluted net loss per share                       $ (0.76)    $  (1.01)    $  (1.29)
                                                           ========    =========    =========

Shares used in computing basic
  and diluted net loss per share                             9,662        9,562        9,381
                                                           ========    =========    =========

                                  See accompanying notes.

                                             Conceptus, Inc.
                              Consolidated Statement of Stockholders' Equity
                            (In thousands, except share and per share amounts)

                                                                           Common Stock     Stockholder
                                                                       --------------------     Note
                                                                        Shares     Amount    Receivable
                                                                       ---------  ---------  ----------
Balances at December 31, 1996                                          9,206,795    $61,876      $  (49)
Issuance of common stock for cash in 1997 at $0.30 to $10.50
  per share, pursuant to exercise of options                             158,265        172           -
Issuance of common stock for cash in 1997 at $4.25 to $7.86
  per share, pursuant to employee stock purchase plan                     25,285        140           -
Issuance of common stock to former shareholders of
  Microgyn Inc.                                                          104,708      1,000           -
Extension of stockholder note receivable                                       -          -          (5)
Amortization of deferred compensation, net of reversal of
  forfeited shares                                                             -        317           -
Net loss and comprehensive loss                                                -          -           -
                                                                       ---------  ---------  ----------
Balances at December 31, 1997                                          9,495,053    $63,505      $  (54)
Issuance of common stock for cash at $0.30 - $.075
  per share, pursuant to exercise of options                              95,785         44           -
Issuance of common stock for cash at $1.22 - $1.381
  per share, pursuant to the employee stock purchase plan                 29,367         37           -
Amortization of deferred compensation, net of reversal of
  forreited shares                                                             -        (16)          -
Net loss and comprehensive loss                                                -          -           -
                                                                       ---------  ---------  ----------
Balances at December 31, 1998                                          9,620,205    $63,570      $  (54)
Issuance of common stock for cash at $0.30 - $.075
  per share, pursuant to exercise of options                              11,111          1           -
Issuance of common stock for cash at $1.22 - $1.381
  per share, pursuant to the employee stock purchase plan                 30,415         38           -
Amortization of deferred compensation, net of reversal of
  forreited shares                                                             -                      -
Repayment of notes receivable                                                                        54
Net loss and comprehensive loss                                                -          -           -
                                                                       ---------  ---------  ----------
Balances at December 31, 1999                                          9,661,731    $63,609      $    -
                                                                       =========  =========  ==========



                                             Conceptus, Inc.
                              Consolidated Statement of Stockholders' Equity
                            (In thousands, except share and per share amounts)

                                                                                                      Total
                                                                         Deferred      Deficit    Stockholders'
                                                                       Compensation  Accumulated     Equity
                                                                       ------------  -----------  ------------
Balances at December 31, 1996                                                ($559)    ($23,673)      $37,595
Issuance of common stock for cash in 1997 at $0.30 to $10.50
  per share, pursuant to exercise of options                                     -            -           172
Issuance of common stock for cash in 1997 at $4.25 to $7.86
  per share, pursuant to employee stock purchase plan                            -            -           140
Issuance of common stock to former shareholders of
  Microgyn Inc.                                                                  -            -         1,000
Extension of stockholder note receivable                                         -            -            (5)
Amortization of deferred compensation, net of reversal of
  forfeited shares                                                             343            -           660
Net loss and comprehensive loss                                                  -      (12,058)      (12,058)
                                                                       ------------  -----------  ------------
Balances at December 31, 1997                                                ($216)    ($35,731)      $27,504
Issuance of common stock for cash at $0.30 - $.075
  per share, pursuant to exercise of options                                     -            -            44
Issuance of common stock for cash at $1.22 - $1.381
  per share, pursuant to the employee stock purchase plan                        -            -            37
Amortization of deferred compensation, net of reversal of
  forreited shares                                                             110            -            94
Net loss and comprehensive loss                                                  -       (9,665)       (9,665)
                                                                       ------------  -----------  ------------
Balances at December 31, 1998                                                ($106)    ($45,396)      $18,014
Issuance of common stock for cash at $0.30 - $.075
  per share, pursuant to exercise of options                                     -            -             1
Issuance of common stock for cash at $1.22 - $1.381
  per share, pursuant to the employee stock purchase plan                        -            -            38
Amortization of deferred compensation, net of reversal of
  forreited shares                                                             106            -           106
Repayment of notes receivable                                                                              54
Net loss and comprehensive loss                                                  -       (7,299)       (7,299)
                                                                       ------------  -----------  ------------
Balances at December 31, 1999                                                 $  -     ($52,695)      $10,914
                                                                       ============  ===========  ============

                                         See accompanying notes.

                                              Conceptus, Inc.
                                   Consolidated Statements of Cash Flows
                             Increase (Decrease) in Cash and Cash Equivalents
                                              (In thousands)



                                                                       Years Ended December 31,
                                                                   1999         1998          1997
                                                               -----------   -----------  ------------
Cash flows used in operating activities
Net loss                                                       $   (7,299)   $   (9,665)  $   (12,058)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                                      604           599           498
   Allowance for doubtful accounts                                    (82)          444            39
   Amortization of deferred compensation                              106            94           523
   Recognition of deferred revenue                                   (104)          (98)          (48)
   Changes in operating assets and liabilities
     Accounts receivable                                              203           (43)         (474)
     Inventories                                                        -           355          (173)
     Other current assets                                             (29)          225           (56)
     Account payable                                                  (35)         (534)          111
     Clinical trial accrual                                           259             -             -
     Accrued compensation                                            (186)         (249)          215
     Other accrued liabilities                                         38           (43)          (30)
                                                               -----------   -----------  ------------
Net cash (used in) provided by operating activities                (6,525)       (8,915)      (11,453)
                                                               -----------   -----------  ------------

Cash flows used in investing activities
   Purchase of investments                                         (4,555)       (4,555)      (61,785)
   Maturities of investments                                        2,848        16,795        64,078
   Sales of investments                                                 -             -         1,981
   Capital expenditures                                               (58)         (875)       (1,030)
   Investment in Advanced Reproductive                                  -          (256)            -
   Change in other assets                                             188            13          (154)
                                                               -----------   -----------  ------------
Net cash used in (provided by) investing activities                (1,577)       11,122         3,090
                                                               -----------   -----------  ------------

Net cash provided by financing activities
   Proceeds from distributor agreement                                  -             -           485
   Proceeds from issuance of common stock                              39            81           312
   Repayment (issuance) of stockholders note                           54             -            (5)
   Principal payments on debt and capital lease obligations             -           (35)         (118)
                                                               -----------   -----------  ------------
Net cash provided by financing activities                              93            46           674
                                                               -----------   -----------  ------------

Net (decrease) increase in cash and cash equivalents               (8,009)        2,253        (7,689)
Cash and cash equivalents at beginning of year                     11,503         9,250        16,939
                                                               -----------   -----------  ------------
Cash and cash equivalents at end of year                       $    3,494    $   11,503   $     9,250
                                                               ===========   ===========  ============

Supplemental schedule of noncash financing activities
Issuance of common stock to Microgyn shareholders              $        -    $        -   $     1,000
                                                               ===========   ===========  ============

                                         See accompanying notes

                                Conceptus, Inc.
                         Notes to Financial Statements
                               December 31, 1999

1. Summary of Significant Accounting Policies

Organization, Ownership and Business

Conceptus, Inc. ("Conceptus" or the "Company") was incorporated in the State of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. The Company's focus is to provide a non-surgical approach to fallopian tube sterilization. The Company has developed proprietary micro-catheter and guidewire systems that allow physicians to transcervically (through the cervix) access and navigate the full length of the fallopian tubes in a nonsurgical approach. The Company's catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. ("Target"), a business unit of Boston Scientific Corporation ("BSC"), and licensed exclusively to Conceptus in the field of reproductive physiology.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Microgyn, Inc. ("Microgyn"). All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue at the time products are shipped. In 1999, 1998 and 1997, net sales include direct sales within the United States, as well as through international and domestic distributors. These customers have no contractual right of return.

Net Loss Per Share

                                 Conceptus, Inc.
                          Notes to Financial Statements
                                December 31, 1999

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed on the weighted average number of shares of common stock and common stock equivalent shares (stock options and warrants to purchase common stock) if dilutive. Basic and diluted net loss per share are equivalent for all periods presented due to the Company's net loss position in all periods presented.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with a financial institution in the U.S. and invests its excess cash in money market funds and U.S. corporate notes, which bear minimal risk.

Management considers all their investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in stockholders' equity. The fair values for marketable debt securities are based on quoted market prices. At December 31, 1999 and 1998, the fair value of investments approximates cost. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and investment income. The cost of securities sold is based on the specific identification method.
Interest and dividends on securities classified as available-for-sale are included in interest and investment income.

                                 Conceptus, Inc.
                          Notes to Financial Statements
                                December 31, 1999

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

Customers comprising more than 10% of net sales at December 31 are as follows:

                                   Percentage of Net Sales
                 ---------------------------------------------------------------
                       1999                  1998                 1997
                 --------------------- -------------------- --------------------
Customer 1              --                    18%                   --
Customer 2              41%                   11%                   --
Customer 3              --                    --                    63%
Customer 4              --                    --                    27%
Customer 5              13%                   --                    --


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

Reporting Comprehensive Income (Loss)

Conceptus adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income,"("Statement 130) in the year ended December 31, 1998. Statement 130 establishes new rules for the reporting and display of comprehensive

                                 Conceptus, Inc.
                          Notes to Financial Statements
                                December 31, 1999

income (loss) and its components. Statement 130 requires unrealized gains or losses on the Company's available for-sale securities to be included in other comprehensive income (loss). Comprehensive loss approximates net loss for the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," at December 31, 1998. Statement 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under Statement 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision makers of the Company.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is required to be adopted for the year ending December 31, 2001. The Company does not anticipate that the adoption of Statement 133 will have a significant effect on the results of operations or the financial position of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin no. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

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

                                Conceptus, Inc.
                         Notes to Financial Statements
                               December 31, 1999

based upon meeting certain future milestones. No additional consideration has been paid subsequent to the May 1997 stock issuance.

                                 Conceptus, Inc.
                          Notes to Financial Statements
                                December 31, 1999

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

4. Balance Sheet Information
                                                                     December 31,
                                                                1999             1998
                                                                   (In thousands)
Property and equipment:
   Machinery and equipment                                  $    752          $   719
   Office equipment and furniture and fixtures                 1,616            1,591
   Leasehold improvements                                        625              625
                                                       -----------------------------------
                                                               2,993            2,935
   Less accumulated depreciation and                          (2,148)          (1,544)
     amortization
                                                       -----------------------------------
   Property and equipment, net                              $    845          $ 1,391
                                                       ===================================

5. Investments

The following is a summary of available-for-sale securities as of:

                                                                 Estimated Fair Value
                                                       -----------------------------------
                                                                     December 31,
                                                                1999             1998
                                                       -----------------------------------
                                                                  (In thousands)
   Cash equivalents:
      Money market funds                                    $     14          $10,008
      Corporate notes                                          3,310            1,004
                                                       -----------------------------------
                                                            $  3,324          $11,012
                                                       ===================================
   Short-term investments:
      Corporate notes                                       $  7,265          $ 5,568
                                                       ===================================

                                Conceptus, Inc.
                         Notes to Financial Statements
                               December 31, 1999

6. Commitments

The Company leases its current facility under an operating lease which expires in December 2001. The Company has also leased an additional facility under an operating lease, effective May 1997, which expires May 2002. The total minimum annual rental commitments under the leases as of December 31, 1999 are as follows:

                                                            (In thousands)
Year ending December 31,

   2000                                                     $      568
   2001                                                            620
   2002                                                            102
                                                            ---------------
Total minimum rental commitment                             $    1,290
                                                            ===============


As of October 15, 1998 the Company entered into a sublease agreement for its additional facility which expires May 2002. The total minimum annual rental commitments will be offset by the following sublease rental income in the following years:

                                                            (In thousands)
Year ending December 31,

   2000                                                     $      487
   2001                                                            507
   2002                                                            217
                                                            ---------------
Total minimum sublease commitment                           $    1,211
                                                            ===============

Rent expense for the years ended December 31, 1999, 1998, and 1997 was $533,000 $515,000, and $347,000, respectively.

                                 Conceptus, Inc.
                          Notes to Financial Statements
                                December 31, 1999

7. Stockholder's Equity

1993 Stock Plan

The 1993 Stock Plan ("1993 Plan") was adopted in July 1993 and allows the granting of options and restricted stock purchases for up to 1,575,000 shares of Common Stock to employees, distributors, consultants and directors. Effective May 1997, the shares of Common Stock reserved for issuance were increased by 1,000,000 shares to 2,575,000 shares. The Company has reserved 2,033,158 shares of its Common Stock which may be issued with respect to outstanding options at December 31, 1999 under the 1993 Plan.

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

Activity under the 1993 Plan is as follows:
                                                                          Options Outstanding
                                                 Options        -------------------------------------------
                                                Available           Number of              Price
                                                for Grant            Shares              Per Share
                                            ---------------------------------------------------------------
Balance at December 31, 1996                          222,793          1,064,415        $0.30-$19.75
   Additional authorized                            1,000,000                  -                   -
   Options granted                                   (755,000)           755,000        $7.00-$13.625
   Options exercised                                        -           (158,265)       $0.30-$10.50
   Options cancelled                                  172,388           (172,388)       $0.30-$19.75
                                            ---------------------------------------------------------------
Balance at December 31, 1997                          640,181          1,488,762        $0.30-$19.75
   Options granted                                 (1,228,082)         1,228,082        $1.25-$4.63
   Options exercised                                       --            (95,785)       $0.30-$10.50
   Options cancelled                                1,207,777         (1,207,777)       $0.30-$19.75
                                            ---------------------------------------------------------------
Balance at December 31, 1998                          619,876          1,413,282        $0.30-$19.75
   Options granted                                   (424,500)           424,500       $1.219-$1.875
   Options exercised                                       --            (11,111)       $0.48-$0.51
   Options cancelled                                   51,267            (51,267)       $0.51-$11.625
                                            ---------------------------------------------------------------
Balance at December 31, 1999                          246,643          1,775,404        $0.30-$19.75
                                            ===============================================================

                                 Conceptus, Inc.
                          Notes to Financial Statements
                                December 31, 1999

At December 31, 1999, 1998, and 1997,  options to purchase  1,226,462,  576,736, and 652,982 common shares, respectively, were exercisable. There were no restricted stock issuances for 1999, 1998 and 1997. At December 31, 1999 and 1998, there were no common shares subject to repurchase by the Company (12,500 shares subject to repurchase at December 31, 1997). On July 21, 1998, all employee grants of stock options under the 1993 Stock Plan issued were repriced (a total of 486,932 options) to reflect an exercise price of $1.25. Any option holder who elected to reprice an option was not permitted to exercise the repriced option, even if vested, for one year. The repriced options are reflected as both granted and forfeited options in the 1993 Plan table.

On April 7, 1998, employee grants of stock options under the 1993 Stock Plan issued were repriced (a total of 63,300 options) to reflect an exercise price of $3.50. The repriced options are reflected as both granted and forfeited options in the 1993 Plan table.

1995 Directors Stock Option Plan

On November 29, 1995, the board approved the 1995 Director's Stock Option Plan ("Directors' Plan"), which allows the granting of options for up to 100,000 shares of Common Stock to outside directors. Stock options may be granted to outside directors with exercise prices of no less than fair market value. The options expire no more than 10 years after the date of grant. Options granted under the Directors' Plan will vest over one or three years. The options are only exercisable while the outside director remains a director. No options were granted during 1999. During 1998, 1997 and 1996, 7,500, 32,000 and 12,000
options, respectively, were granted.

1995 Employee Stock Purchase Plan

On November 29, 1995, the board approved the 1995 Employee Stock Purchase Plan ("ESPP"), under which employees may purchase shares of the Company's Common Stock, subject to certain limitations, at no less than 85% of the lower of the fair market value at the beginning or end of a six-month purchase period. Under the terms of the ESPP, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. During 1999, 1998, and 1997, 30,415, 29,367, and 25,285 shares, respectively, were issued. The Company has reserved 200,000 shares of Common Stock for issuance under the ESPP.

                                Conceptus, Inc.
                         Notes to Financial Statements
                               December 31, 1999

Pro Forma Valuation of Options

The Company applies APB 25 and related Interpretations in accounting for its plans (see Note 1). Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

Pro forma information regarding net loss and net loss per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no expected dividend, expected volatility factor of 1.0 for 1999, 0.6 for 1998 and 1997, risk-free interest rate of 6% and an expected life of 5 years for 1999, 4 years for 1998, and 5 years for 1997. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: no expected dividend; an expected life of five years for 1999, four years for 1998, and one year for 1997, expected volatility factor of .7 and risk-free interest rate of 5% for 1999, 6% for 1998, and 5% for 1997. The weighted average fair values of those purchase rights granted in 1999, 1998, and 1997 were $0.47, $0.87, and $3.09, respectively. The effects of applying FAS 123 for recognizing compensation expense and providing pro forma disclosures in 1999, 1998, and 1997 are not likely to be representative of the effects on reported net income in future years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for the net loss per share information):

                                                   1999        1998       1997
                                                   ----        ----       ----

Proforma net loss                                $(7,970)   $(10,229)  $(12,908)
Proforma basic and diluted net loss per share    $ (0.82)   $  (1.06)  $  (1.38)



                                Conceptus, Inc.
                         Notes to Financial Statements
                               December 31, 1999

A summary of the activity of the Company's 1993 Plan and the Directors' Plan for the years ended December 31, are as follows:

                                                            1999                            1998
                                                            ----                            ----
                                                                Weighted-Avg                       Weighted-Avg
Fixed Options                                     Shares       Exercise Price        Shares       Exercise Price
-------------                                     ------       --------------        ------       --------------
Outstanding at beginning of year                1,680,200          $ 3.22         1,532,792            $ 7.96
Granted                                           424,500          $ 1.70           685,850            $ 2.15
Exercised                                         (11,111)         $ 0.49           (95,785)           $ 0.46
Forfeited                                         (59,768)         $ 8.58          (442,657)           $ 8.93
                                               -----------                       -----------
Outstanding at end of year                      2,033,821          $ 6.83         1,680,200            $ 3.22
                                               ===========                       ===========
Options exercisable at year-end                 1,233,227                           576,736
                                               ===========                       ===========
Weighted-average  fair  value  of  option
granted during the year                            $ 1.27                            $ 5.01
                                                   ======                            ======

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                           Weighted-Avg.
                                Number       Remaining    Weighted-Avg.       Number
Range of Exercise           Outstanding at  Contractual     Exercise        Exercisable     Weighted-Avg.
     Prices                   12/31/99      Life (years)      Price         at 12/31/99    Exercise Price
------------------------ ---------------- --------------- --------------- -------------- ----------------
$0.300-$0.510                    218,929       4.75         $ 0.45           218,929          $  0.45
$1.063-$1.500                    989,742       7.76         $ 1.25           613,580          $  1.25
$1.625-$2.625                    388,500       9.88         $ 1.78             6,719          $  2.63
$3.000-$4.625                    164,800       8.09         $ 4.42           152,800          $  4.49
$7.000-$11.130                   246,500       7.16         $ 9.61           215,849          $  9.63
$19.250-$19.750                   25,350       6.32         $19.35            25,350          $ 19.35
                         ----------------                                 --------------

$0.300-$19.750                 2,033,821       7.63         $ 6.83         1,233,227          $  8.14
                         ================                                 ==============

                                Conceptus, Inc.
                         Notes to Financial Statements
                               December 31, 1999

8. Income Taxes

As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $44.2 million, and $15.2 million, respectively. In addition, at December 31, 1999, the Company had research credit carryforwards for federal and state income tax purposes of approximately $750,000 and $650,000, respectively. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 2000 through 2019, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                                Conceptus, Inc.
                         Notes to Financial Statements
                               December 31, 1999

Significant  components of the  Company's  deferred tax assets as of December 31 are as follows:
                                                            1999                  1998
                                                     ---------------------------------------------
                                                                  (In thousands)
Net operating loss carryforwards                           $15,900                 $13,800
Research credits (expiring 2000-2019)                        1,100                     900
Capitalized R&D                                              1,100                     900
Other - net                                                    300                       -
                                                     ---------------------------------------------
Total deferred tax assets                                   18,400                  15,600
Valuation allowance for deferred tax assets                (18,400)                (15,600)
                                                     ---------------------------------------------
Net deferred tax assets                                    $       -             $       -
                                                     =============================================

Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $ 2,800,000 during 1999.

9. Restructuring Accrual

In July 1998, the Company announced a restructuring to significantly reduced spending levels through the elimination of all sales and marketing, manufacturing, and most administrative personnel. The Company has eliminated fifty-three positions worldwide since January 1, 1998, through natural attrition and employee layoffs. As of December 31, 1999, all severance expense had been paid. At December 31, 1998, $46,000 remains related primarily to severance and cobra payments. This restructuring resulted in an additional charge to operating expense in 1998 of $920,000 comprised of $725, 000 related to the reduction in workforce and $195,000 to fully reserve all remaining inventory.

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

11.  Subsequent Event (Unaudited)

In March 2000, the Company was reimbursed $453,000 from the Company's Directors' and Officers' liability insurance policy for legal defense costs in connection with a sexual harassment lawsuit filed against the Company on December 17, 1997. On December 8, 1999, the Company and all defendants were found not guilty on all charges and no appeals have been filed by the plaintiff as of February 29, 2000.

                                Conceptus, Inc.
                         Notes to Financial Statements


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 30th day of March 2000.

                                         CONCEPTUS, INC.

                                         By: /s/ Steven Bacich
                                             -----------------------------------
                                                 Steven Bacich, President
                                                 and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that each person whose  signature
appears   below   constitutes   and   appoints   Steven   Bacich,   his  or  her
attorney-in-fact,  each with the power of  substitution,  for him in any and all capacities,  to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the
Securities  and Exchange  Commission,  hereby  ratifying and confirming all that said  attorney-in-fact,  or his substitute or substitutes  may do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities  Exchange
Act of 1934,  this Report has been signed below by the following  persons in the capacities and on the dates indicated
             Signature                                    Title                                Date
             ---------                                    -----                                ----
/s/ Steven Bacich                     President, Chief Executive Officer and
-----------------                     Director (Principal Executive Officer)          March 30, 2000
(Steven Bacich)

/s/ Oliver Brouse                     Director Finance, (Principal Financial and
-----------------                     Accounting Employee)                            March 30, 2000
(Oliver Brouse)

/s/  Florence Comite
--------------------
(Florence Comite)                     Director                                        March 30, 2000

/s/  Sanford Fitch
------------------
(Sanford Fitch)                       Director                                        March 30, 2000

/s/  Howard D. Palefsky
-----------------------
(Howard D. Palefsky)                  Director                                        March 30, 2000

/s/  Richard D. Randall
-----------------------
(Richard D. Randall)                  Director                                        March 30, 2000

/s/  Kathryn Tunstall
-----------------------
(Kathryn Tunstall)                    Director                                        March 30, 2000

CORPORATE INFORMATION
-------------------------------------------
Board of Directors                            Corporate Headquarters
                                              1021 Howard Avenue
Kathryn A. Tunstall                           San Carlos, California 94070
Chairman of the Board                         650-802-7240 (phone)
                                              650-508-7600 (fax)
Howard Palefsky,
Vice Chairman of the Board                    Legal Counsel
Private Investor                              Latham & Watkins
                                              Menlo Park, California
Steven Bacich
President and Chief Executive Officer         Registar and Transfer Agent
                                              ChaseMellon Shareholder Services L.L.C.
Florence Comite                               85 Challenger Road
Director                                      Overpack Centre
                                              Ridgefield Park, New Jersey 07660
Sanford Fitch                                 800-522-6645 (phone)
Director                                      www.chasemellon.com

Richard D. Randall                            Independent Auditors
Director                                      Ernst & Young LLP
                                              Palo Alto, California

                                              Inquiries
                                              Communications concerning stock transfer
                                              requirements, lost certificates and changes of address
-------------------------------------------   should be directed to the Transfer Agent.

Officers                                      Inquiries regarding company financial information
                                              should be directed to:
Steven Bacich                                     Investor Relations
President and Chief Executive Officer             1021 Howard Avenue
                                                  San Carlos, CA 94070
                                                  (650) 802-7240
Cynthia M. Domecus
Senior Vice President, Clinical Research,
   Regulatory Affairs

Ashish Khera
Vice President, Research and Development

Stan Van Gent
Vice President Marketing
-------------------------------------------
Stock Market Information                      Form 10-K
As of February 29, 2000 there were            A copy of the Company's 1999 Form 10-K is filed
approximately 119 shareholders of record      with the Securities and Exchange Commission and is
of the Company's common stock. The Company    available, without charge, by calling or writing the
has not paid dividends on its common stock.   Company at the address under Inquiries.

                                              Trademarks
                                              STOP(TM), C logo design, Conceptus, Foot design, Pirouette(R)
                                              Robust(R), VS(R) and Soft Torque(R), are registered
                                              trademarks of the Company. Soft Seal(TM), Minicerv(TM),
                                              Coaxess(TM), Stargate(TM), and FUTURA(TM) designs are
                                              trademarks of the Company.





