Form 10-K/A
period 1999-12-31
CONCEPTUS INC
filed 2000-04-27
CIK 896778

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

Conceptus' focus is to develop its STOP(TM) non-surgical permanent contraception device for women. STOP is designed to be a less-invasive, safer, and less costly alternative to surgical sterilization, more commonly known as tubal ligation. The STOP device is designed to achieve contraception by elliciting a tissue response which occludes the fallopian tubes. A STOP micro-coil is placed into each fallopian tube in a procedure that is usually performed in 20 minutes, does not require general anesthesia, and does not require any cutting of the body. The STOP device does not contain any drugs and is intended to provide permanent long-term contraception.

The Company has demonstrated the feasibility of the STOP(TM) device in a Phase II study of preliminary safety and effectiveness and plans to commence a pivotal trial in the U.S., Europe, and Australia in the first half of 2000. The pre-market portion of the pivotal trial will study 400 patients with bilateral placement of STOP devices through twelve months of effectiveness testing. Conceptus believes the pre-market portion of the pivotal trial may be completed in 2002 and FDA approval to market the STOP device in the United States may be obtained in 2003. Prior to FDA approval, however, the Company plans to introduce the STOP device in certain international markets upon clearance from local governmental bodies. The Company may raise additional capital to complete the pivotal trial and to execute a significant marketing launch of the STOP product.

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

                 Chart 1: U.S. Contraceptive Use -- Women 14-44

                               [GRAPHIC OMITTED]



Tubal ligation is a highly effective means of achieving female sterilization. The difficulty in accessing the fallopian tubes, however, has made it necessary to perform surgery in order to accomplish tubal ligation. Typically, fallopian tubes are ligated by cutting or cauterizing the tubes, or by mechanical occlusion of the fallopian tube using clips or rings in a surgical procedure such as a laparoscopy or laparotomy. The risks associated with surgical procedures are primarily unintended injury to the patient and risks associated with general anesthesia. Surgical procedures have overall complication rates of about 2% and 6% for laparoscopy and laparotomy, respectively. Additionally, procedures performed under general anesthesia have a complication rate that is five times higher than procedures performed with local anesthesia. Because of these risks, 92% of these procedures are performed in a hospital setting to ensure access to emergency equipment, facilities, and personnel. Therefore the cost of surgical tubal ligation has a range of $2,500 to $8,000, depending on the degree of invasiveness. The typical surgical procedure takes approximately 45 minutes and is followed by 4 - 5 hours of recovery time in a hospital setting. Additionally, women typically take 3 - 4 days off work convalescing at home. Despite the risks, long recovery time, and high costs associated with surgical tubal ligation, women throughout the world have made surgical tubal ligation the most prevalent form of contraception worldwide.

In summary, surgical female tubal ligation is the most prevelant form of contraception in the U.S. due to the combination of four strong drivers:

     1.       very high effectiveness
     2.       no recurring user compliance
     3.       very low risk of long-term side-effects
     4.       decreasing prevalence of vasectomy

STOP(TM), the Non-surgical Approach to Permanent Contraception

STOP is designed to be a less-invasive, safer, and less costly alternative to surgical sterilization, more commonly known as tubal ligation. The STOP device is designed to achieve contraception by occluding the fallopian tubes. A STOP micro-coil is placed into each fallopian tube in usually a 20 minute office procedure that does not require general anesthesia and does not require any cutting of the body. The STOP device does not contain any drugs and is intended to provide permanent contraception. The major differences between a STOP procedure and surgical tubal ligation are summarized in Table 1:

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

----------------------------- --------------------- -------------------------
* Estimated by Conceptus, Inc.

The STOP device is designed to provide the benefits of tubal ligation without the risks associated with general anesthesia and incisional surgery. Additionally, STOP may reduce time away from work and family obligations and may reduce the cost of a tubal ligation by about 44%. Conceptus believes that approximately 90% of surgical tubal ligation procedures performed annually in the U.S. may be replaced with STOP procedures.

Mechanism of Contraception

The mechanism of contraception of the STOP device is a combination of: (a) a tissue response which occludes the fallopian tube, and (b) transformation of the fallopian tube architecture to an environment that does not support conception. Interim results from the Company's on-going histology study provides evidence that tissue response to the STOP device is occlusive in nature and should provide for long-term anchoring as well as pregnancy prevention. Additionally, the histology study demonstrates that the tissue reaction is predictable and localized to the STOP device.

In the Phase II and pivotal clinical trials there is a three-month waiting period after device placement before STOP can be relied upon for contraception. During this time alternative contraception must be used. At the three month follow-up visit, an x-ray and a pressurized dye test is performed to see if the tubes have been occluded by the STOP devices. If all criteria have been met, a doctor can recommend that a woman may rely on STOP for contraception. Based on histology data gathered to date, Conceptus believes that the three month waiting period is a sufficient amount of time required for the STOP device to effectuate its mechanism of contraception.

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

Among the 23.7 million women using reversible methods of contraception, there are 7.5 million women with two or more children. Conceptus believes these 7.5 million women represent a group of women with the highest propensity to switch their method of contraception to STOP. Conceptus believes these women may have a propensity to switch to STOP because data from the 1995 National Survey of Family Growth, indicates that there is considerable switching between reversible methods of contraception. The survey found that 44% of women using reversible methods discontinue use for a method-related cause within 12 months, which increases to 61% by 24 months. Researchers believe this may reflect the fact that women are not overwhelmingly satisfied with long-term use of reversible methods and would welcome a more reliable and convenient method of contraception.

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

What About Vasectomy?

Vasectomy is a highly effective method of contraception that is performed in a doctor's office with local anesthesia and typically takes about 20 minutes. The vas deferens is ligated or resected and the cut ends are typically cauterized. Patients are observed for about 20 minutes before release and are encouraged to use an ice pack for about 4 hours to reduce swelling. Support devices are recommend for two days. Before relying on the vasectomy for contraception, however, men must be tested for two successive months to ensure no presence of sperm. The potential risks of vasectomy include an increased risk of erectile dysfunction, chronic pain syndrome, and a theoretical risk of prostate cancer. The number of vasectomies performed in the U.S. has decreased to approximately 200,000 procedures per year in the 1990's, predominately as a result of female tubal ligation becoming more safe and prevalent. Conceptus believes this trend may be continued if STOP is proven safe and effective.

Clinical & Regulatory Status

In 1997, the Company commenced a Phase II clinical study in Australia and expanded this study into the U.S. and Europe in 1998. Table 3 provides an interim summary of this Phase II clinical study.

                            Table 3: Interim Phase II Clinical Trial Summary
                                                                                     Gamma & Beta
                                                               Gamma Design        Designs Combined
                                                             February 4, 2000       March 31, 2000
---------------------------------------------------------- --------------------- ---------------------
Women with successful placements                                   123                   133
---------------------------------------------------------- --------------------- ---------------------

Placement rate                                                     90%                    *
---------------------------------------------------------- --------------------- ---------------------

Average procedure time                                          20 minutes                *
---------------------------------------------------------- --------------------- ---------------------

Woman months of wearing                                            778                  1,214
---------------------------------------------------------- --------------------- ---------------------

Woman months of effectiveness                                      369                   710
---------------------------------------------------------- --------------------- ---------------------

Percentage of women who rate tolerance to wearing
STOP device as "good", "very good", or "excellent"
for follow-up reported                                              99%                   *
---------------------------------------------------------- --------------------- ---------------------

Adverse events                                                       6%                   *
---------------------------------------------------------- --------------------- ---------------------

Reported pregnancies                                               None                  None

---------------------------------------------------------- --------------------- ---------------------

* Data is not relevant as the Beta design was discontinued in 1998.

STOP is designed to be a permanent method of contraception capable of being placed in an office setting with minimal patient sedation. To support the feasibility of an office based placement Conceptus is collecting data in its Phase II and pivotal trials regarding the time required to complete the procedure, the use of analgesia and/or anesthesia, patient tolerance of the placement procedure, and patient tolerance of wearing the device.

In the Phase II trial, 94% of the procedures were performed without general anesthesia, and 91% of patients have reported "good" to "excellent" tolerance of the procedure. Post procedure discomfort was reported in 78% of patients. Further analysis of this post procedure discomfort revealed that 56% of patients reported resolution of pain within one day, and 100% of patients reported resolution of discomfort within 14 days. In about half of these cases, discomfort was treated with non-prescription medication. Additionally, Conceptus has gathered data from its Phase II trial that suggests the STOP device does not significantly alter menstruation patterns.

Adverse events have occurred in about 6% of Phase II cases. These adverse events were due to placement errors in 4% of cases, and in 2% of cases were due to technical difficulties with the device. Surgical retrieval of the STOP device in conjunction with a tubal ligation was performed in about 2% of patients. In response to these events, the Company has revised its physician training and clinical protocol and implemented design changes to reduce the potential for these types of adverse events.

U.S. regulatory clearance of the STOP device is subject to Pre-Market Approval ("PMA") by the FDA. In March 2000, Conceptus obtained FDA approval to commence a 400 patient international pivotal trial of the STOP device. The Company plans to conduct the pivotal trial with 10-20 clinical sites in the U.S., Europe, and Australia. In the pivotal trial, Conceptus will place devices in a minimum 400 women. In the first three months after placement of the STOP device, women will use an alternative form of contraception. After this three month period, women will have an office visit to ensure proper placement of the STOP device and with physician approval, will begin relying solely on STOP for contraception. Conceptus will then follow these women through the end of the study. Clinical endpoints of the pivotal trial include pregnancy prevention, and safety and comfort during and after the STOP procedure.

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

These products increase the safety of resectoscope procedures, including therapeutic procedures, which remove abnormal tissue in the uterus or prostate. In performing these procedures, traditionally a non-conductive/non-physiologic distention medium is employed. Unfortunately, these fluids are electrolyte-free (hypotonic) and can change levels of vital electrolytes such as sodium, potassium, and chloride in the blood stream of the patient. Significant risk to the patient is incurred by over-absorption of hypotonic solutions, which include serious heart, lung, and brain disorders, which sometimes result in coma or death.

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

If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including, laboratory, preclinical and clinical trial data to prove the safety and effectiveness of the device as well as extensive manufacturing information. Following receipt of a PMA, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. The PMA approval process can be lengthy, expensive and uncertain. FDA review of a PMA generally takes approximately 1-2 years from the date of filing to complete. If granted, the approval of the PMA may include significant limitations on the indicated uses for which a product may be marketed. The PMA process can take several years from initial filing and requires the submission of extensive supporting data and clinical information. There can be no assurance that any future products or applications developed by the Company will not require approval under the more lengthy and expensive PMA process.

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

The Company continues to devote significant financial and human resources on the development of its STOP non-surgical permanent contraception device for women. STOP is designed to be a less-invasive, safer, and less costly alternative to tubal ligation. A STOP micro-coil is placed into each fallopian tube in a 20 minute procedure, which can be performed in an office setting. The procedure does not require general anesthesia and does not require any cutting of the body. Additionally, STOP does not employ hormones or drugs for contraception thus it is intended to be an alternative to long-term use of oral contraceptives, IUDs or hormonal implants. The STOP device is intended to provide permanent contraception, and the feasibility of device removal and possible return to fertility has not been investigated.

The mechanism of contraception of the STOP device is a combination of: (a) a tissue response which occludes the fallopian tube, and (b) transformation of the fallopian tube architecture to an environment that does not support conception. Interim results from the Company's on-going histology study provides evidence that tissue reponse to the STOP device is occlusive in nature and should provide for long-term anchoring as well as pregnancy prevention. Additionally, the histology study demonstrates that the tissue reaction is predictable and localized to the STOP device.

In July 1997, the Company commenced a Phase II clinical study of preliminary safety and effectiveness of STOP. The Phase II study involves device placement in fertile women who desire permanent contraception and will be monitored for a minimum of two years. In the current Phase II clinical trial there is a three-month waiting period after placement of the STOP device before it can be relied upon for contraception. During this time, alternative contraception must be used. At the three-month follow-up visit, an x-ray is taken and a pressure test is performed to see if the tubes have been occluded by the STOP devices. If all criteria have been met, a doctor can recommend that a woman can begin relying on STOP for contraception. Based on histology data gathered to date, Conceptus believes that the three month waiting period is a sufficient amount of time required for the STOP device to effectuate its mechanism of contraception.

As of March 31, 2000, the women in the Phase II study have accumulated 710 woman-months of effectiveness with no reported pregnancies. Additionally, these women in the Phase II study have accumulated 1,214 woman-months of wear with a low rate of adverse events. Adverse events have occurred in about 6% of Phase II cases with the gamma design. These adverse events were due to placement errors in 4% of cases, and in 2% of cases were due to technical difficulties with the device. Surgical retrieval of the STOP device in conjunction with a tubal ligation was performed in about 2% of patients. In response to these events, the Company has revised physician training and clinical protocol and implemented design changes to reduce the potential for these types of adverse events.

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

Given the Company's focus on the STOP product, the Company is not actively marketing the TTAC, STARRT, and the ERA and FUTURA products. Until the Company is successful in establishing marketing and sales partners to distribute these products, revenues are expected to decrease from 1999 levels. The Company continues to evaluate possible marketing arrangements for these products.

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

For the full year 2000, the Company expects to incur a net loss of approximately $12 million for product development, pilot manufacturing, and the STOP pivotal trial. Conceptus believes that its existing capital resources will be sufficient to complete enrollment in the STOP pivotal trial but does not currently have sufficient capital resources to fund completion of the pivotal trial nor does it have sufficient funds to successfully commercialize the STOP product.

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





