Form 10-Q
period 2000-03-31
CONCEPTUS INC
filed 2000-05-15
CIK 896778

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

                   For the Fiscal Quarter Ended March 31, 2000

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

         Yes  __X__                                           No  ____

As of March 31, 2000, 9,684,872 shares of the Registrant's Common Stock were outstanding.

================================================================================


                                                        CONCEPTUS, INC.

                                         FORM 10-Q For the Quarter Ended March 31, 2000

                                      INDEX


                                                                                                                Page

               Facing sheet                                                                                      1
               Index                                                                                             2
Part I.        Financial Information

Item 1.        a)     Consolidated balance sheets at March 31, 2000 and December 31, 1999                        3

               b)     Consolidated statements of operations for the three month periods ended March 31,
                      2000 and March 31, 1999                                                                    4

               c)     Consolidated statements of cash flows for the three month periods ended March 31,
                      2000 and March 31, 1999.                                                                   5

               d)     Notes to consolidated financial statements                                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                 7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        10

Part II.       Other Information                                                                                 11

               Signature                                                                                         12

               Index to Exhibits                                                                                 13

                           PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                                           Conceptus, Inc.

                                                     Consolidated Balance Sheets
                                         (In thousands, except share and per share amounts)


                                                                                                   March 31, 2000  December 31, 1999
                                                                                                      (Unaudited)          (Note 1)
                                                                                                        --------           --------
Assets
       Current assets:

            Cash and cash equivalents                                                                      5,854              3,494
            Short-term investments                                                                         3,282              7,275
            Accounts receivable, net of allowance for doubtful accounts
              of $579 at March 31, 2000 and December 31, 1999                                                 23                 18
            Other current assets                                                                             174                 94
                                                                                                        --------           --------

       Total current assets                                                                                9,333             10,881

       Property and equipment, net                                                                           811                845

       Other assets                                                                                          182                177
                                                                                                        --------           --------

Total assets                                                                                            $ 10,326           $ 11,903
                                                                                                        ========           ========


Liabilities and stockholders' equity Current liabilities:

            Accounts payable                                                                            $    395           $    130
            Clinical trial accruals                                                                          268                259
            Accrued compensation                                                                             202                235
            Other accrued liabilities                                                                         81                130
            Current portion of deferred revenue                                                               97                 97
                                                                                                        --------           --------

       Total current liabilities                                                                           1,043                851

       Long-term portion of deferred revenue                                                                 113                138

       Commitments

       Stockholders' equity:
            Common stock, $0.003 par value, 30,000,000 shares authorized,                                 63,624             63,609
              9,684,872 and 9,661,731 shares issued and outstanding at
              March 31, 2000 and December 31, 1999, respectively

            Accumulated deficit                                                                          (54,454)           (52,695)
                                                                                                        --------           --------

       Total stockholders' equity                                                                          9,170             10,914
                                                                                                        --------           --------

                                                                                                        $ 10,326           $ 11,903
                                                                                                        ========           ========


                                                       See accompanying notes


                                 Conceptus, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                    (In thousands, except per share amounts)


                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2000          1999
                                                          -------        -------
Net Sales                                                 $  --         $    30
Cost of Sales                                                --              40
                                                          -------       -------
Gross profit (loss)                                          --             (10)

Operating expenses:
        Research and development                            1,568           738
        Selling, general and administrative                   822           552
                                                          -------       -------
Total operating expenses                                    2,390         1,290
                                                          -------       -------

Operating loss                                             (2,390)       (1,300)

Recovery of legal defense costs                               453          --
Interest and other income, net                                178           218
                                                          -------       -------
Net loss                                                  $(1,759)      $(1,082)
                                                          =======       =======

Basic and diluted net loss per share                      $ (0.18)      $ (0.11)
                                                          =======       =======

Shares used in computing basic and diluted
   net loss per share                                       9,680         9,620
                                                          =======       =======



                             See accompanying notes

                                 Conceptus, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------     ---------
Cash flows used in operating activities
Net loss                                                  $ (1,759)    $ (1,082)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                               135          178
   Amortization of deferred compensation                      --             24
   Recognition of deferred revenue                             (25)         (24)
   Changes in operating assets and liabilities
     Accounts receivable                                        (5)         121
     Other current assets                                      (80)        (200)
     Account payable                                           265           29
     Clinical trial accruals                                     9         --
     Accrued compensation                                      (33)         (43)
     Other accrued liabilities                                 (49)         (33)
                                                          --------     --------
Net cash used in operating activities                       (1,542)      (1,030)
                                                          --------     --------


Cash flows used in investing activities
   Maturities of investments                                 3,993        1,630
   Capital expenditures                                       (101)        --
   Change in other assets                                       (5)           5
                                                          --------     --------
Net cash provided by investing activities                    3,887        1,635
                                                          --------     --------

Cash flows provided by financing activities
   Proceeds from issuance of common stock                       15         --
                                                          --------     --------
Net cash provided by financing activities                       15         --
                                                          --------     --------

Net increase in cash and cash equivalents                    2,360          605
Cash and cash equivalents at beginning of period             3,494       11,503
                                                          --------     --------
Cash and cash equivalents at end of period                $  5,854     $ 12,108
                                                          ========     ========



                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000, and for all periods presented, have been made.

         Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 may not necessarily be indicative of the operating results for the full 2000 fiscal year.

Litigation Cost Recovery

         In March 2000, the Company received $453,000 from its Directors' and Officers' liability insurance policy for recovery of legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. The payment was recorded as other income.

Computation of Net Loss Per Share

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Under the requirements for calculating basic net loss per share, the effect of potentially dilutive securities such as stock options is excluded. Basic and diluted net loss per share are equivalent for all periods presented due to the Company's net loss position.

Comprehensive Income

         During the first quarter of 2000 and 1999, total comprehensive loss approximates net loss as unrealized gains and losses were immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as other factors, including those set forth in the following discussion could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Overview

         Since inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. The Company's focus is to develop the STOPTM non-surgical permanent contraception device for women. STOP is designed to be a less-invasive, safer and less costly alternative to surgical sterilization, more commonly known as tubal ligation. Data from the United Nations estimate that 30% of worldwide reproductive couples using contraception rely on surgical tubal sterilization. A survey performed by the Centers for Disease Control, indicates that surgical tubal sterilization is the number one form of contraception in the United States, and 35% of women aged 35 - 44 have had a surgical tubal sterilization. An estimated 800,000 surgical tubal ligations are performed annually in the U.S., of which 92% are performed in a hospital or surgi-center and require general anesthesia.

         The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals and to conduct research and product development.

         In March 2000, Conceptus received approval from the Food & Drug Administration ("FDA") to commence a pivotal trial of the STOP device. The pivotal trial will be conducted in 10 - 20 clinical sites in the U.S., Australia, and Europe and Conceptus plans to commence the pivotal trial in the first half of 2000. The pre-market portion of the pivotal trial will study 400 women with bilateral placement of STOP devices through twelve months of effectiveness testing. Conceptus believes the pre-market portion of the trial may be completed in 2002 and FDA approval to market the STOP device in the U.S. may be obtained in 2003. Prior to FDA approval, however, the Company plans to market STOP in certain international markets upon clearance from local governmental bodies.

         The Company has demonstrated the feasibility of the STOP device in a Phase II study of safety and preliminary effectiveness. As of March 31, 2000, there are 133 women with proven fertility who have had successful placement of STOP devices. During the first three months after placement the clinical protocol requires use of alternative contraception. After three months, women begin to rely on STOP for contraception and as of March 31, 2000, no pregnancies have been reported in 710 woman-months of effectiveness testing.

         STOP is designed to be a non-surgical alternative to tubal sterilization that can be performed in an office setting without general anesthesia and with minimal patient discomfort. To support the feasibility of an office based placement, Conceptus is collecting data in its Phase II trial regarding the time required to complete the procedure, the use of analgesia and/or anesthesia, patient tolerance of the procedure and patient tolerance to wearing the devices. In the Phase II trial, 94% of the procedures were performed without general anesthesia, and 99% of patients have reported "good" to "excellent" tolerance of the procedure. Post procedure discomfort was reported in 78% of patients. Further analysis of this post procedure discomfort revealed that 56% of patients reported resolution of pain within one day, and 100% of patients reported resolution of discomfort within 14 days. Additionally, Conceptus has gathered data from its Phase II trial that suggests the STOP device does not significantly alter menstruation patterns.

         Adverse events have occurred in about 6% of Phase II cases which Conceptus believes were a result of technical failures and investigator learning curve. Conceptus believes these types of events are typical of early stage clinical trials and that the potential of improper placements can be reduced to an insignificant level through physician training and design evolution.

         The mechanism of contraception is a combination of: (a) a tissue response which occludes the fallopian tube, and (b) transformation of the fallopian tube architecture to an environment that does not support conception. Interim results from the Company's on-going histology study provides evidence that tissue response to the STOP device is occlusive in nature and should provide for long-term anchoring as well as pregnancy prevention. Additionally, the histology study demonstrates that the tissue reaction is predictable and localized to the STOP device.

         The Company's current products, the ERA and FUTURA Resectoscope Sleeves, the STARRT Falloposcopy system and the TTAC products have produced limited revenues since approval by the FDA and are not actively marketed. The Company continues to consider various licensing and/or distribution strategies to market these products, but does not intend to expend significant resources on further product development nor marketing activities on these products.

         Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the ability to attract marketing partners and out-source manufacturing, the rate at which the Company establishes its domestic and international distribution network, the timing and size of distributor purchases, actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the progress of clinical trials and the introduction of competitive products for diagnosis and treatment of the female reproductive system.

Results of Operations - Three Months Ended March 31, 2000 and 1999

         Sales decreased $30,000 to zero for the three months ended March 31, 2000 from the same period in the prior year. In 1999, Conceptus ceased all marketing and distribution of the TTAC, STARRT and ERA and FUTURA products to focus solely on the STOP product, which contributed to the elimination of revenue for the three months ended March 31, 2000. The Company expects revenues to remain immaterial in 2000 as it continues to seek regulatory approval of the STOP device in various countries.

         Cost of sales decreased $40,000 to zero for the three months ended March 31, 2000 for the same period in the prior year. The decrease is due to the Company ceasing all marketing and distribution of the TTAC, STARRT and ERA and FUTURA products to focus solely on the STOP product.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased to $1,568,000 for the three months ended March 31, 2000, from $738,000 for the same period in the prior year. The 112% increase is primarily due to Phase II clinical trials, ongoing pre-hysterectomy studies and scale up of the Company's pilot manufacturing operations to develop an ergonomic delivery system.

         Selling, general and administrative ("SG&A") expenses increased to $822,000 for the three months ended March 31, 2000, from $552,000 for the same period in the prior year. The 49% increase is primarily due to increased administrative costs required to support growth in clinical and pilot manufacturing activities for the pivotal trial. Additionally, the Company has formed a marketing function to perform market research, develop distribution channels, and establish reimbursement strategies in preparation of a market introduction of STOP in certain international markets in early 2001.

         In March 2000, the Company received $453,000 from its Directors' and Officers' insurance policy for legal defense costs reimbursement in connection with a sexual harassment lawsuit filed against the Company in December 1997. The Company and all defendants were subsequently found not guilty on all charges and no appeals have been filed by the plaintiff. The receipt was recorded as other income.

         Interest and other income decreased to $178,000 for the three months ended March 31, 2000, from $218,000 for the same period in the prior year. The decrease is a result of lower average invested cash balances due to the usage of cash for operations. Interest expense for the three months ended March 31, 2000 and 1999 were immaterial.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and its STOP device, and since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of March 31, 2000, had an accumulated deficit of $54.5 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in research and product development and funding clinical trials in support of its STOP device. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

Liquidity and Capital Resources

         At March 31, 2000, Conceptus had cash, cash equivalents and investments of $9.1 million, compared with $10.7 million at December 31, 1999. The decrease is due to $1.6 million used in operating and investing activities in support of the STOP contraception product.

         Conceptus   believes  that  its  existing  capital  resources  will  be sufficient to complete enrollment in the STOP pivotal trial but does not currently have sufficient capital resources to fund completion of the pivotal trial nor the funds to successfully commercialize the STOP product. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, execution and implementation of partnering arrangements, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing the Company's products. Accordingly, the Company will require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

(a)      Exhibits:

               10.31       1993 Stock Plan as amended April 27, 2000

               27          Financial Data Schedule

         (b)  Reports on Form 8-K.

                  None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CONCEPTUS, INC.



                           By: /s/                OLIVER BROUSE
                               -------------------------------------------------
                                                  Oliver Brouse
                                          Principal Accounting Director

Date:    May 15, 2000

                                INDEX TO EXHIBITS

     Exhibit
      Number                                        Description
      ------                                        -----------

        10.31                    1993 Stock Plan as amended April 27, 2000

         27                               Financial Data Schedule