Form 10-Q
period 2000-06-30
CONCEPTUS INC
filed 2000-07-18
CIK 896778

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

                   For the Fiscal Quarter Ended June 30, 2000

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

         As of June 30, 2000, 9,728,964 shares of the Registrant's Common Stock were outstanding.

================================================================================


                                                CONCEPTUS, INC.

                                 FORM 10-Q For the Quarter Ended June 30, 2000

                                                     INDEX

                                                                                                                Page




               Facing sheet                                                                                      1

               Index                                                                                             2

Part I.        Financial Information

Item 1.        a)     Consolidated balance sheets at June 30, 2000 and December 31, 1999                         3

               b)     Consolidated statements of operations for the three and six month periods ended June
                      30,  2000 and June 30, 1999                                                                4

               c)     Consolidated statements of cash flows for the six month periods ended June 30, 2000
                      and June 30, 1999                                                                          5

               d)     Notes to consolidated financial statements                                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations             7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        10

Part II.       Other Information                                                                                 11

               Signature                                                                                         12

               Index to Exhibits                                                                                 13






                                                    PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                                           Conceptus, Inc.

                                                     Consolidated Balance Sheets
                                         (In thousands, except share and per share amounts)


                                                                                             June 30, 2000         December 31, 1999
                                                                                             -------------         -----------------
                                                                                               (Unaudited)               (Note 1)
Assets
       Current assets:
            Cash and cash equivalents                                                                      3,399              3,494
            Short-term investments                                                                         3,283              7,275
            Accounts receivable                                                                               18                 18
            Other current assets                                                                             307                 94
                                                                                                        --------           --------
       Total current assets                                                                                7,007             10,881

       Property and equipment, net                                                                           874                845
       Other assets                                                                                           54                177
                                                                                                        --------           --------
Total assets                                                                                            $  7,935           $ 11,903
                                                                                                        ========           ========


Liabilities and stockholders' equity
       Current liabilities:
            Accounts payable                                                                            $    468           $    130
            Clinical trial accruals                                                                          339                259
            Accrued compensation                                                                             500                235
            Other accrued liabilities                                                                        175                227
                                                                                                        --------           --------
       Total current liabilities                                                                           1,482                851

       Other long-term liabilities                                                                            89                138

       Commitments                                                                                          --                 --

       Stockholders' equity:
            Common stock, $0.003 par value, 30,000,000 shares authorized,                                 63,708             63,609
              9,728,964 and 9,661,731 shares issued and outstanding at
              June 30, 2000 and December 31, 1999, respectively
            Accumulated deficit                                                                          (57,344)           (52,695)
                                                                                                        --------           --------
       Total stockholders' equity                                                                          6,364             10,914
                                                                                                        --------           --------
                                                                                                        $  7,935           $ 11,903
                                                                                                        ========           ========



                                                       See accompanying notes



                                                           Conceptus, Inc.

                                                Consolidated Statements of Operations
                                                             (Unaudited)
                                              (In thousands, except per share amounts)


                                                                            Three Months Ended                  Six Months Ended
                                                                                 June 30,                           June 30,
                                                                      --------------------------          --------------------------
                                                                         2000              1999              2000              1999
                                                                         ----              ----              ----              ----
Net Sales                                                             $  --             $    38           $  --             $    68
Cost of Sales                                                            --                  44              --                  84
                                                                      -------           -------           -------           -------
Gross profit (loss)                                                      --                  (6)             --                 (16)

Operating expenses:
        Research and development                                        1,818             1,013             3,386             1,751
        Selling, general and administrative                             1,143               710             1,965             1,262
                                                                      -------           -------           -------           -------
Total operating expenses                                                2,961             1,723             5,351             3,013
                                                                      -------           -------           -------           -------

Operating loss                                                         (2,961)           (1,729)           (5,351)           (3,029)

Recovery of legal defense costs                                            60              --                 513              --
Interest and other income, net                                             11               230               189               448
                                                                      -------           -------           -------           -------
Net loss                                                              $(2,890)          $(1,499)          $(4,649)          $(2,581)
                                                                      =======           =======           =======           =======


Basic and diluted net loss per share                                  $ (0.30)          $ (0.16)          $ (0.48)          $ (0.27)
                                                                      =======           =======           =======           =======

Shares used in computing basic and diluted
   net loss per share                                                   9,692             9,626             9,686             9,623
                                                                      =======           =======           =======           =======



                                                       See accompanying notes


                                 Conceptus, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2000         1999
                                                          --------     --------
Cash flows used in operating activities
Net loss                                                  $ (4,649)    $ (2,581)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                               249          331
   Amortization of deferred compensation                      --             47
   Changes in operating assets and liabilities
     Accounts receivable                                      --            118
     Other current assets                                     (213)        (155)
     Account payable                                           338           96
     Clinical trial accruals                                    80           --
     Accrued compensation                                      265         (230)
     Other accrued liabilities                                 (52)         (25)
     Other long-term liabilities                               (49)         (56)
                                                          --------     --------
Net cash used in operating activities                       (4,031)      (2,455)
                                                          --------     --------

Cash flows used in investing activities
   Maturities of investments                                 3,992        1,587
   Capital expenditures                                       (278)          (9)
   Change in other assets                                      123           48
                                                          --------     --------
Net cash provided by investing activities                    3,837        1,626
                                                          --------     --------

Cash flows provided by financing activities
   Proceeds from issuance of common stock                       99            3
                                                          --------     --------
Net cash provided by financing activities                       99            3
                                                          --------     --------

Net decrease in cash and cash equivalents                      (95)        (826)
Cash and cash equivalents at beginning of period             3,494       11,503
                                                          --------     --------
Cash and cash equivalents at end of period                $  3,399     $ 10,677
                                                          ========     ========


                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000, and for all periods presented, have been made.

         Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 may not necessarily be indicative of the operating results for the full 2000 fiscal year.

Litigation Cost Recovery

         As of June 30, 2000, the Company received an aggregate of $513,000 for recovery of legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. The receipts were primarily from its Directors' and Officers' liability insurance policy and were recorded as other income.

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

Comprehensive Income

         During the first six months of 2000 and 1999, total comprehensive loss approximates net loss as unrealized gains and losses were immaterial.

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

Overview

         Since inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. The Company's focus is to develop the STOPTM non-surgical permanent contraception device for women. STOP is designed to be a less-invasive, safer and less costly alternative to surgical sterilization, more commonly known as tubal ligation. 1994 data from the United Nations estimate that 30% of worldwide reproductive couples using contraception rely on surgical tubal sterilization. A survey performed by the Centers for Disease Control in 1995, indicates that surgical tubal sterilization is the number one form of contraception in the United States, and 35% of women aged 35
- 44 have had a surgical tubal sterilization. An estimated 800,000 surgical tubal ligations are performed annually in the U.S., of which 92% are performed in a hospital or surgi-center and require general anesthesia.

         The Company's other products, the ERA and FUTURA Resectoscope Sleeves, the STARRT Falloposcopy system and the TTAC products have produced limited revenues since approval by the FDA and are not actively marketed. The Company continues to consider various licensing and/or distribution strategies to market these products, but does not intend to expend significant resources on further product development or marketing activities on these products.

         The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals and to conduct research and product development. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which the Company's products gain market acceptance, the progress of clinical trials, actions relating to regulatory and reimbursement matters, the introduction of competitive contraception products, the ability to attract marketing partners and out-source manufacturing, and the rate at which the Company establishes its domestic and international distribution network.

Clinical Status

         In April, 2000, Conceptus reported that it received approval from the US Food & Drug Administration to commence the pivotal trial of the current generation of the STOP device. The pivotal trial commenced in May, 2000, and will be conducted in 10-20 clinical sites in the U.S., Australia, and Europe. The pre-market portion of the pivotal trial will include 400 women with bilateral placement of the STOP device through twelve months of effectiveness testing. Conceptus believes that the pre-market portion of the trial may be completed in 2002 and FDA approval to market the STOP device in the U.S. may be obtained in 2003. Prior to FDA approval, however, the Company plans to market STOP in certain international countries upon clearance from local governmental bodies.

         The STOP procedure is designed to be a non-surgical alternative to tubal sterilization that can be performed in an office setting without general anesthesia and with minimal recovery time. As of February 4, 2000, 136 women were enrolled into the Phase II trial of the STOP device. These patients have been followed for varying lengths of time and together have accumulated over 1,000 months of device wearing. Average procedure time was 20 minutes and device placement was achieved in 90% of patients. In 93% of the cases, device placement was performed without the use of general anesthesia, and 91% of patients reported their tolerance to the device placement procedure as "good" to "excellent". Patient tolerance to device wearing after the placement has been rated as "good" to "excellent" in over 99% of patients in the follow-up visits completed thus far. Adverse events occurred in 6% of cases as a result of technical failures or investigator training issues. Conceptus believes that these types of events are typical of early stage clinical trials and may largely be addressed through design evolution and physician training.

         Since the February 4, 2000 analysis, patient enrollment into the Phase II trial continued, and over 200 patients have been enrolled into the study to date. Approximately 140 of these women have completed the required 3-month alternative contraception period and are relying on the STOP devices for contraception. This represents about 900 woman months of effectiveness testing and no pregnancies have been reported to the Company to date. This data currently supports a projected first year effectiveness rate of 96% and as is true of all methods of birth control, STOP is not expected to be 100% effective. The Company also notes that the data gathered in the pivotal trial will be required to support a final effectiveness rate for Pre-Market Approval ("PMA") submission.

         Separate from the Phase II studies described above, the STOP device's theorized mechanism of action was evaluated in hysterectomy patients who wore the devices for varying lengths of time prior to their hysterectomy. Data obtained to date from the histological analysis of the fallopian tubes in these patients supports the theorized mechanism of action of the STOP device. Specifically, the polyester fibers in the device elicit a local, benign tissue reaction which alters the function and architecture of the fallopian tube and is occlusive in nature. This tissue reaction is expected to result in both long-term device retention and pregnancy prevention.

Clinical History of Discontinued Design

         From July 1997 through November 1998 an earlier generation of the STOP device was evaluated in twenty (20) women separate from the Phase II trial discussed above. Device placement was achieved in 14 of these 20 patients but device expulsion occurred in four of the 14 patients. This unsatisfactory device expulsion rate led to the discontinuation of this design and no further enrollment into the trial. In June 2000, a pregnancy was reported in one of the remaining ten women wearing the discontinued device. This woman's device was not placed in accordance with the clinical protocol. The FDA has not raised any questions with respect to this pregnancy and the pregnancy has had no effect on the FDA approval status of the pivotal trial. Since the pivotal trial to support the PMA of the STOP device is based on the current generation design and does not involve the discontinued design, this pregnancy will not be included in the calculation of the pivotal trial effectiveness rate. As stated above, there have been no reported pregnancies to date with the current generation design.

Results of Operations - Three and Six Months Ended June 30, 2000 and 1999

         Sales decreased $38,000 and $68,000 to zero for the three and six months ended June 30, 2000 from the same periods in the prior year. In 1998, Conceptus ceased active marketing and distribution of the TTAC, STARRT and ERA and FUTURA products and focused on the STOP product, which resulted in the elimination of revenue for the current year. The Company expects revenues to remain immaterial in 2000 as it continues to seek regulatory approval of the STOP device in various countries.

         Cost of sales decreased $44,000 and $84,000 to zero for the three and six months ended June 30, 2000 from the same periods in the prior year. The decrease is due to the Company ceasing active marketing and distribution of the TTAC, STARRT and ERA and FUTURA products to focus solely on the STOP product.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased 79% to $1,818,000 for the three months ended June 30, 2000, from $1,013,000 for the same period in the prior year. In the six months ended June 30, 2000 R&D expenses increased 93% to $3,386,000 from $1,751,000 for the same period in the prior year. The increases are primarily due to the start of the company's pivotal trial, the continuation of its Phase II trials, ongoing pre-hysterectomy studies and scale up of the Company's pilot manufacturing operations.

         Selling, general and administrative ("SG&A") expenses increased 61% to $1,143,000 for the three months ended June 30, 2000, from $710,000 for the same period in the prior year. In the six months ended June 30, 2000, SG&A expenses increased 56% to $1,965,000 from $1,262,000 for the same period in the prior year. The increases are primarily due to increased administrative costs required to support growth in clinical and pilot manufacturing activities. In addition, the Company has initiated a marketing function to perform market research, develop distribution channels, and establish reimbursement strategies in preparation of a market introduction of STOP in certain international markets in early 2001.

         As of June 30, 2000, the Company has received an aggregate of $513,000, primarily from its Directors' and Officers' insurance policy, for legal defense costs reimbursement in connection with a sexual harassment lawsuit filed against the Company in December 1997. The receipt was recorded as other income and the Company does not expect additional recovery.

         Net interest and other income decreased to $11,000 and $189,000 for the three and six months ended June 30, 2000, from $230,000 and $448,000 for the same periods in the prior year. The decreases are primarily the result of lower average invested cash balances due to the usage of cash for operations. Interest expense for the six months ended June 30, 2000 and 1999 were immaterial.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and its STOP device, and since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of June 30, 2000, had an accumulated deficit of $57.3 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in research and product development and funding clinical trials in support of its STOP device. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

Liquidity and Capital Resources

         At June 30, 2000, Conceptus had cash, cash equivalents and investments of $6.7 million, compared with $10.7 million at December 31, 1999. The decrease is due to $4 million used in operating and investing activities in support of the STOP contraception product.

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

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2000 Annual Shareholders' Meeting was held on May 25, 2000 and the following votes were obtained, approving all matters proposed to stockholders:

          Proposal 1                   Required Vote         Votes For Nominee         Votes Withheld
          ----------                   -------------         -----------------         --------------
    Nomination of Directors       Plurality of votes cast.
-        Howard Palefsky                                            8,935,124                121,068
-        Kathryn Tunstall                                           8,940,692                115,500
-        Sanford Fitch                                              8,940,644                115,548
-        Florence Comite                                            8,940,692                115,500

    Directors Steve Bacich and Rick Randall continue in office until 2001.

          Proposal 2                   Required Vote                   For                   Against          Abstain
          ----------                   -------------                   ---                   -------          -------
 Appointment of Ernst & Young        Majority of votes              9,035,573                 9,109            11,510
     Independent Auditors                  cast

          Proposal 3                   Required Vote                   For                   Against          Abstain
          ----------                   -------------                   ---                   -------          -------
  Increase in 500,000 shares         Majority of votes              4,929,109                353,492           10,840
  reserved for issuance under              cast
      the 1993 Stock Plan


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             10.31       Fourth   Addendum   to  Lease   Agreement   with   Dani
                         Investments Partners.

             27          Financial Data Schedule

         (b) Reports on Form 8-K.

                  None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONCEPTUS, INC.

                                    By: /s/            OLIVER BROUSE
                                        ----------------------------------------
                                                       Oliver Brouse
                                               Principal Accounting Officer

Date:    July 18, 2000

                                INDEX TO EXHIBITS

      Exhibit
       Number                             Description
       ------                             -----------
         10.32                  Fourth Addendum to Lease Agreement with
                                Dani Investment Partners

         27                     Financial Data Schedule