Form 10-K/A
period 1999-12-31
CONCEPTUS INC
filed 2000-07-31
CIK 896778

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------


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

                               ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on June 30, 2000 was approximately $77,831,712 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 9,728,964 shares of Registrant's Common Stock issued and outstanding as of June 30, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.


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

                                Conceptus, Inc.
                         Notes to Financial Statements


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 31st day of July 2000.


                                         CONCEPTUS, INC.

                                         By: /s/ Steven Bacich
                                             -----------------------------------
                                                 Steven Bacich, President
                                                 and Chief Executive Officer


     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this
Report has been signed below by the following  persons in the  capacities and on the dates indicated
             Signature                                    Title                                Date
             ---------                                    -----                                ----
/s/ Steven Bacich                     President, Chief Executive Officer and
-----------------                     Director (Principal Executive Officer)          July 31, 2000
(Steven Bacich)

/s/ Oliver Brouse                     Director Finance, (Principal Financial and
-----------------                     Accounting Officer)                             July 31, 2000
(Oliver Brouse)

/s/  *
--------------------
(Florence Comite)                     Director                                        July 31, 2000

/s/  *
------------------
(Sanford Fitch)                       Director                                        July 31, 2000

/s/  *
-----------------------
(Howard D. Palefsky)                  Director                                        July 31, 2000

/s/  *
-----------------------
(Richard D. Randall)                  Director                                        July 31, 2000

/s/  *
-----------------------
(Kathryn Tunstall)                    Director                                        July 31, 2000


* By: /s/ Steven Bacich
      -----------------------
      Steven Bacich
      Attorney-in-Fact

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





