Form 10-Q
period 2000-09-30
CONCEPTUS INC
filed 2000-11-14
CIK 896778

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

                 For the Fiscal Quarter Ended September 30, 2000

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

         Yes     X                                         No
             ---------                                        ---------
         As of September 30, 2000, 11,668,964 shares of the Registrant's Common Stock were outstanding.

================================================================================

                              CONCEPTUS, INC.

             FORM 10-Q For the Quarter Ended September 30, 2000

                                      INDEX

                                                                                           Page

          Facing sheet                                                                      1

          Index                                                                             2

Part I.   Financial Information

Item 1.   a)  Consolidated balance sheets at September 30, 2000
              and December 31, 1999                                                         3

          b)  Consolidated statements of operations for the three- and nine-month
              periods ended September 30, 2000 and September 30, 1999                       4

          c)  Consolidated statements of cash flows for the nine-month periods
              ended September 30, 2000 and September 30, 1999                               5

          d)  Notes to consolidated financial statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations
                                                                                            8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       11

Part II.  Other Information                                                                12

          Signature                                                                        13

          Index to Exhibits                                                                14

                       PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                              Conceptus, Inc.

                        Consolidated Balance Sheets
            (In thousands, except share and per share amounts)

                                                                        September 30,   December 31,
                                                                            2000           1999
                                                                          --------       --------
                                                                        (Unaudited)      (Note 1)
Assets
      Current assets:
           Cash and cash equivalents                                         8,139          3,494
           Short-term investments                                            7,958          7,275
           Accounts receivable                                                  18             18
           Other current assets                                                248             94
                                                                          --------       --------

      Total current assets                                                  16,363         10,881

      Property and equipment, net                                              960            845

      Other assets                                                              54            177
                                                                          --------       --------

Total assets                                                              $ 17,377       $ 11,903
                                                                          ========       ========


Liabilities and stockholders' equity
      Current liabilities:
           Accounts payable                                               $    364       $    130
           Clinical trial accruals                                             492            259
           Accrued compensation                                                514            235
           Other accrued liabilities                                           226            227
                                                                          --------       --------

      Total current liabilities                                              1,596            851

      Other long-term liabilities                                               65            138

      Commitments

      Stockholders' equity:
           Common stock, $0.003 par value, 30,000,000 shares authorized,    76,715         63,609
             11,668,964 and 9,661,731 shares issued and outstanding at
             September 30, 2000 and December 31, 1999, respectively
           Accumulated deficit                                             (60,999)       (52,695)
                                                                          --------       --------

      Total stockholders' equity                                            15,716         10,914
                                                                          --------       --------

                                                                          $ 17,377       $ 11,903
                                                                          ========       ========

                                      See accompanying notes

                                   Conceptus, Inc.

                       Consolidated Statements of Operations
                                     (Unaudited)
                      (In thousands, except per share amounts)

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                             --------------------    --------------------
                                                 2000        1999        2000        1999
Net Sales                                    $   --      $     14    $   --      $     82
Cost of Sales                                    --            28        --           111
                                             --------    --------    --------    --------

Gross profit (loss)                              --           (14)       --           (29)

Operating expenses:
       Research and development                 2,644       1,204       6,030       2,955
       Selling, general and administrative      1,274       1,135       3,239       2,399
                                             --------    --------    --------    --------

Total operating expenses                        3,918       2,339       9,269       5,354
                                             --------    --------    --------    --------

Operating loss                                 (3,918)     (2,353)     (9,269)     (5,383)

Recovery of legal defense costs                  --          --           513        --
Interest and other income, net                    263         197         452         646
                                             --------    --------    --------    --------

Net loss                                     $ (3,655)   $ (2,156)   $ (8,304)   $ (4,737)
                                             ========    ========    ========    ========


Basic and diluted net loss per share         $  (0.33)   $  (0.22)   $  (0.82)   $  (0.49)
                                             ========    ========    ========    ========

Shares used in computing basic and diluted
   net loss per share                          11,163       9,629      10,182       9,625
                                             ========    ========    ========    ========


                                      See accompanying notes

                                Conceptus, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                       --------------------
                                                           2000        1999
Cash flows from operating activities
Net loss                                               $ (8,304)   $ (4,737)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                            392         471
   Amortization of deferred compensation                   --            67
   Changes in operating assets and liabilities
     Accounts receivable                                   --           120
     Notes receivable                                      --          (195)
     Other current assets                                  (154)       (107)
     Accounts payable                                       234          69
     Clinical trial accruals                                233         148
     Accrued compensation                                   279        (210)
     Other accrued liabilities                               (1)         21
     Other long-term liabilities                            (73)        (80)
                                                       --------    --------
Net cash used in operating activities                    (7,394)     (4,433)
                                                       --------    --------

Cash flows from investing activities
   Purchases of investments                              (6,834)       --
   Maturities of investments                              6,151       2,801
   Capital expenditures                                    (507)        (15)
   Change in other assets                                   123          60
                                                       --------    --------
Net cash (used in) provided by investing activities      (1,067)      2,846
                                                       --------    --------

Cash flows from financing activities
   Proceeds from issuance of common stock                13,106           3
                                                       --------    --------
Net cash provided by financing activities                13,106           3
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents      4,645      (1,584)
Cash and cash equivalents at beginning of period          3,494      11,503
                                                       --------    --------
Cash and cash equivalents at end of period             $  8,139    $  9,919
                                                       ========    ========


                              See accompanying notes

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Method of Preparation

         The accompanying consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations and cash flows for the three- and nine-month periods ended September 30, 2000 and 1999 have been prepared by Conceptus, Inc. ("Conceptus" or the "Company"), without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000, and for all periods presented, have been made.

         Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures required by Generally Accepted Accounting Principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 may not necessarily be indicative of the operating results for the full 2000 fiscal year.

Stockholders' Equity

         In July 2000, the Company completed a private placement of 1.94 million shares of newly issued common stock at $7.2531 per share, pursuant to Stock Purchase Agreements dated July 20, 2000. The net proceeds to the Company, after fees and expenses, were approximately $13.1 million.

Litigation Cost Recovery

         During the first half of 2000, the Company received an aggregate of $513,000 for recovery of legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. The receipts were primarily from its Directors' and Officers' liability insurance policy and were recorded as other income.

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

Comprehensive Income

         During the first nine months of 2000 and 1999, total comprehensive loss approximates net loss as unrealized gains and losses were immaterial.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by the Company effective January 1, 2001 and is not anticipated to have an impact on the Company's results of operations or financial position when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company in the fourth quarter of 2000 and is not anticipated to have a material impact on the Company's results of operations or financial position when adopted.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; accounting for an exchange of stock compensation awards in a business combination; and the accounting and separate-entity reporting of awards granted between companies in a consolidated group. The adoption of this interpretation had no impact on the company's results of operations or financial condition.

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

Overview

         Since inception on September 18, 1992, Conceptus has been primarily engaged in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. The Company's focus is to develop the STOPTM non-surgical permanent contraception device for women. STOP is designed to be a less-invasive, safer and less costly alternative to surgical sterilization, more commonly known as tubal ligation. A STOP procedure can be performed in an office setting with local anesthesia, does not require cutting of the abdominal cavity, and is typically completed in less than 20 minutes.

         Based on available data as of 1998, the United Nations estimate that 33% of worldwide reproductive couples using contraception rely on surgical tubal ligation. A survey performed by the Centers for Disease Control indicates that surgical tubal sterilization is the number one form of contraception in the United States, and 35% of women aged 35 - 44 have had a surgical tubal sterilization. An estimated 800,000 surgical tubal ligations are performed annually in the U.S., of which 93% are performed in a hospital or surgi-center under general anesthesia. Based on the high prevalence of surgical tubal ligation and the technological advantages of the STOP device, the Company believes that there is a large market opportunity for the STOP device.

         The Company has a limited history of operations and has experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as the Company continues to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals and to conduct research and product development. Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which the Company's products gain market acceptance, the progress of clinical trials, actions relating to regulatory and reimbursement matters, the introduction of competitive contraception products, the ability to attract marketing partners and out-source manufacturing, and the rate at which the Company establishes its domestic and international distribution capabilities.

Commercialization Timeline

         In May 2000, Conceptus commenced a pivotal trial on its STOP device to support pre-market approval application with the FDA. The trial is being conducted in clinical sites in the U.S., Australia, and Europe, and to date, there are 14 approved sites. The pivotal trial will include 400 women with bilateral placement of the STOP device through one year of effectiveness testing. The pre-market portion of the trial is planned to be completed in 2002, and FDA approval to market the STOP device in the U.S. is planned in 2003.

         Prior to FDA approval, however, the Company intends to market STOP in certain international countries upon clearance from local governmental bodies. In Australia, the Company has begun the process of establishing distribution capabilities and plans to begin commercial sales in the first quarter 2001. Additionally, the Company plans to commercially introduce the STOP device in certain Asian markets in the second half of 2001. The strategy for Europe will vary, given different governmental processes in each country. Accordingly, the Company plans to obtain the CE Mark for STOP during the fourth quarter of 2000, which is necessary to begin clinical trials on a country-by-country basis in Europe in pursuit of reimbursement and widespread commercialization in 2002. The Company recognizes the large volume of sterilization procedures currently performed in China and India and other developing countries, and plans are being developed to explore those markets. However, the Company will focus its initial commercialization efforts in developed countries where the health care delivery infrastructure is well established and the potential for profitability in the country is reasonable.

Clinical Status

         As of October 19, 2000, STOP devices have been placed in 137 women in the pivotal trial. The Company expects enrollment to accelerate over the next few months and believes it will complete enrollment in the second quarter of 2001, particularly after receiving a dramatic response from over 3,000 women interested in entering the study after recent recruiting efforts.

         Based on audited Phase II clinical data as of July 27, 2000, 187 women evaluated in the Phase II study have accumulated 1,520 woman-months of patient satisfaction and safety data with a low rate of adverse events. These patients have been followed for varying lengths of time. Device placement was achieved in 90% of patients. In 93% of the cases, device placement was performed without the use of general anesthesia, and 91% of patients reported their tolerance to the device placement procedure as "good" to "excellent". Patient tolerance to device wearing after the placement has been rated as "good" to "excellent" in over 99% of patients in the follow-up visits completed thus far.

         Over 200 patients have been enrolled into the Phase II study as of October 19, 2000, and data currently supports a projected first year minimum effectiveness rate of 97% using the industry standard confidence level. The Company notes that no method of contraception is and can be expected to be 100% effective and in fact, surgical tubal ligation has a first-year failure rate of
 .5% - 2.4%, depending on the specific sterilization technique. Accordingly, the Company expects pregnancies to occur in the clinical trial and has obtained an Investigational Device Exemption from the FDA that specifies the maximum number of pregnancies that can be tolerated in the pivotal study to meet study objectives.

         In addition to the Phase II study, the STOP device's theorized mechanism of action was evaluated in hysterectomy patients who wore the devices for varying lengths of time prior to their hysterectomy. Data obtained from the histological analysis of the fallopian tubes in these patients supports the theorized mechanism of action of the STOP device. Specifically, the polyester fibers in the device elicit a local, benign tissue reaction which alters the function and architecture of the fallopian tube and is occlusive in nature. This tissue reaction is expected to result in both long-term device retention and pregnancy prevention.

Results of Operations - Three and Nine Months Ended September 30, 2000 and 1999

         Sales decreased $14,000 and $82,000 to zero for the three and nine months ended September 30, 2000 from the same periods in the prior year. In 1998, Conceptus ceased active marketing and distribution of the TTAC, STARRT and ERA and FUTURA products and is focused on the STOP product, which resulted in the elimination of revenue for the current year. The Company expects revenues to remain zero in 2000 as it continues to seek regulatory approval of the STOP device in the U.S. and various other countries.

         Cost of sales decreased $28,000 and $111,000 to zero for the three and nine months ended September 30, 2000 from the same periods in the prior year. The decrease is due to the Company ceasing active marketing and distribution of the TTAC, STARRT, ERA and FUTURA products to focus solely on the STOP product.

         Research and development ("R&D") expenses, which include clinical and regulatory expenses, increased 120% to $2,644,000 for the three months ended September 30, 2000, from $1,204,000 for the same period in the prior year. In the nine months ended September 30, 2000, R&D expenses increased 104% to $6,030,000 from $2,955,000 for the same period in the prior year. The increases are primarily due to patient recruitment and enrollment costs related to the Company's pivotal trial and scale up of the Company's pilot manufacturing operations.

         Selling, general and administrative ("SG&A") expenses increased 12% to $1,274,000 for the three months ended September 30, 2000, from $1,135,000 for the same period in the prior year. In the nine months ended September 30, 2000, SG&A expenses increased 35% to $3,239,000 from $2,399,000 for the same period in the prior year. The increases are due largely to marketing expenditures in support of the planned commercial introduction of the STOP product in Australia in first quarter 2001.

         During the first half of 2000, the Company received an aggregate of $513,000, primarily from its Directors' and Officers' insurance policy, for legal defense costs reimbursement in connection with a sexual harassment lawsuit filed against the Company in December 1997. The receipt was recorded as other income and the Company does not expect additional recovery.

         Net interest and other income increased to $263,000 for the three months ended September 30, 2000 from $197,000 for the same period in the prior year due to investment income on proceeds received from the July 2000 private placement. Net interest and other income decreased to $452,000 for the nine months ended September 30, 2000 from $646,000 for the same period in the prior year primarily as a result of lower average invested cash balances due to the usage of cash for operations. Interest expense for the nine months ended September 30, 2000 and 1999 were immaterial.

         The Company has a limited history of operations. Since its inception in September 1992, the Company has been engaged primarily in research and development of its T-TAC and STARRT Falloposcopy systems and its STOP device, and since 1996, the ERA and FUTURA product lines. The Company has generated only limited revenues and has only limited experience in manufacturing, marketing or selling its products in commercial quantities. The Company has experienced significant operating losses since inception and, as of September 30, 2000, had an accumulated deficit of $61.0 million. The Company expects its operating losses to continue for at least the next several years as it continues to expend substantial resources in research and product development and funding clinical trials in support of its STOP device. Due to the expense and unpredictable nature of these activities, there can be no assurance that the Company will achieve or sustain profitability in the future.

Liquidity and Capital Resources

         At September 30, 2000, Conceptus had cash, cash equivalents and investments of $16.1 million, compared with $10.8 million at December 31, 1999. The net increase of $5.3 million during the nine months ended September 30, 2000 was due primarily to net proceeds of $13.1 million received from the July 2000 private placement, partly offset by cash outlays consisting of $7.4 million used in operating activities and $384,000 used for investing activities. The Company believes that the annual cash expended in calendar year 2001 could increase to $15 million - $20 million as the Company scales up its manufacturing and quality assurance operations and increases marketing, sales, and administrative personnel and expenditures to commercially launch the STOP device in various markets.

         Conceptus   believes  that  its  existing  capital  resources  will  be sufficient to complete enrollment in the STOP pivotal trial but does not currently have sufficient capital resources to fund completion of the pivotal trial nor the funds to successfully commercialize the STOP product. Accordingly, the Company may require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, execution and implementation of partnering arrangements, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing the Company's products.

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

Item 2.  Changes in Securities and Use of Proceeds

         On July 21, 2000, the Company sold and issued 1.94 million shares of its common stock (the "Shares") for $7.2531 per share to certain institutional and other accredited investors (the "Purchasers") in a private placement transaction (the "Private Placement") exempt from registration under Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the terms of certain Stock Purchase Agreements, dated as of July 20, 2000, by and among the Company and the Purchasers, on August 1, 2000, the Company filed a Registration Statement on Form S-3, SEC file no. 333-45798, with respect to certain resales of the Shares by the Purchasers on a delayed or continuous basis under Rule 415 of the Securities Act. The net proceeds to the Company from the sale of the Shares, after fees and expenses, were approximately $13.1 million. These funds will be used for working capital and are currently invested in investment-grade instruments.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         10 Form of Stock Purchase Agreement, dated as of July 20, 2000, by and among the Company and the Purchasers (incorporated by reference to the Company's Registration Statement on Form S-3, file no. 333-42798, filed with the SEC on August 1, 2000).

         27       Financial Data Schedule

         (b)  Reports on Form 8-K.


              On July 28, 2000, the Company filed a current report on Form 8-K under Item 5 ("Other Events") reporting the completion of the Private Placement and the issuance of a press release related thereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCEPTUS, INC.



                                     By: /s/ OLIVER BROUSE
                                         ---------------------------------------
                                             Oliver Brouse
                                             Principal Accounting Officer

Date:    November 9, 2000

                                INDEX TO EXHIBITS

       Exhibit
       Number                            Description
       ------                            -----------

         10 Form of Stock Purchase Agreement, dated as of July 20, 2000, by and among the Company and the Purchasers (incorporated by reference to the Company's Registration Statement on Form S-3, file no. 333-42798, filed with the SEC on August 1,
                       2000).

         27            Financial Data Schedule