Form 10-K405
period 2000-12-31
CONCEPTUS INC
filed 2001-03-29
CIK 896778

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 2000

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from       to

                        Commission File Number: 0-27596

                               ----------------

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and non-voting stock held by nonaffiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 28, 2001 was approximately $94,594,000 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 11,720,704 shares of Registrant's Common Stock issued and outstanding as of February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                CONCEPTUS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

 ITEM 1.  BUSINESS......................................................    2
 ITEM 2.  PROPERTIES....................................................   15
 ITEM 3.  LEGAL PROCEEDINGS.............................................   15
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   15

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS......................................................   16
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   17
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   18
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   28
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   28
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   28

                                    PART III

 ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT......................   29
 ITEM 11. EXECUTIVE COMPENSATION........................................   29
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   29
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   29

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................   30
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................  33
 SIGNATURES..............................................................  47

   The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This annual report on Form 10-K, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words "believes," "anticipates," "intends," "expects", "plans," "seeks" and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Conceptus to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the uncertainty of market acceptance of our products; our limited operating history; our dependence on STOP, which is our only product; our ability to develop and maintain proprietary aspects of our technology; our ability to obtain the necessary governmental clearances or approvals to market our products; dependence on obtaining and maintaining reimbursement; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls; and other factors referenced in this Form 10-K. Certain of these factors are discussed in more detail below. Given these uncertainties, persons evaluating our business are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

                                    PART I

ITEM 1. BUSINESS

Overview

   We develop, manufacture and market an innovative and proprietary non-surgical permanent birth control device for women. Our Selective Tubal Occlusion Procedure (STOP) delivers a flexible micro-coil into a woman's fallopian tubes and is designed to provide permanent birth control by causing a tissue in-growth that blocks the fallopian tubes. STOP is typically performed as an outpatient procedure and is intended to be a less-invasive, safer and less costly alternative to tubal ligation, the leading form of birth control in the U.S. and worldwide.

   We believe that STOP represents a fundamental advance over tubal ligation. Tubal ligation involves abdominal incisions, general anesthesia, three to four days of recovery time and the risks associated with a surgical procedure. The STOP procedure is a minimally invasive, typically 20-minute outpatient procedure that is usually performed with only a local anesthetic. No hospital stay is required, and patients are expected to resume normal activities within hours of the procedure. In our Phase II clinical study of more than 200 women, 89% of women rated tolerance of the placement procedure as "Good" to "Excellent." Additionally, 99% of women described their satisfaction with our device as "Good" to "Excellent" at the three, six, twelve, and eighteen month follow-up exams. We believe physicians will find STOP procedures easy to learn and perform after completing a short training program. We believe hospitals will benefit from a less complicated procedure resulting in lower overhead costs compared with tubal ligation. We expect payors to experience cost reductions resulting from the elimination of overhead and procedural costs related to general anesthesia and post-operative hospital stays.

   In May 2000, we initiated a pivotal trial designed to obtain 12-month safety, effectiveness and patient comfort data to support the filing of a Pre-Market Approval, or PMA, application with the Food and Drug Administration, or FDA. By December 31, 2000, STOP devices were placed by participating physician investigators in both fallopian tubes of 413 women, which exceeds the 400 patient minimum enrollment required by the FDA. We plan to file our PMA application with the FDA in the second half of 2002. We have tested the preliminary safety and effectiveness of STOP in a Phase II clinical study. As of March 23, 2001, more than 197 women have tested the STOP device in our Phase II clinical study for more than 2,460 woman months of effectiveness and 115 of these women have been relying on our STOP device for one year or longer. Since no method of birth control has proven 100% effective, we expect women participating in our pivotal trial and Phase II clinical study to report pregnancies in the future. However, as of March 23, 2001, no women relying on our current STOP device in our pivotal trial or Phase II clinical study have reported any pregnancies. Based on interim analysis of our pivotal trial and our Phase II study, adverse events attributable to our STOP device, occurred in 3.3% and 5.3% of women who had a placement attempt, respectively.

   STOP is listed with Australia's Therapeutic Goods Administration, allowing us to market and sell STOP in Australia. We have established a sales and marketing division in Australia, and we expect to launch a consumer and physician marketing campaign in March 2001. In February 2001, we received approval to affix the CE Mark to STOP, which indicates that STOP is certified for sale throughout the European Union, subject to compliance with local regulations. We expect to make our first commercial sales of STOP in select European markets in 2002, following receipt of reimbursement approval, in certain countries. We intend to establish distribution partnerships in select European markets. In the U.S. we intend to begin selling STOP following FDA approval.

Our Industry

   The 1995 National Study of Family Growth performed by The Centers for Disease Control, or CDC, estimated that 64% of the 60.2 million U.S. women of reproductive age (15-44) use some form of birth control.

                        U.S. 1995 Birth Control Methods

       Not using birth control..............................................  36%
       Tubal ligation.......................................................  18%
       Pill.................................................................  17%
       Condom...............................................................  13%
       Vasectomy............................................................   7%
       All others...........................................................   9%

   Permanent birth control, consisting of tubal ligation and vasectomy, is used by 25% of all U.S. reproductive couples. Tubal ligation is the most prevalent form of birth control in the U.S. with an estimated 700,000 procedures performed each year. According to the CDC study, the prevalence of tubal ligation increases with age and number of children. In the U.S., 90% of women who have had a tubal ligation have two or more children, and 65% of these women are between the ages of 35-44. Vasectomy, a male sterilization procedure, is an alternative to tubal ligation. We estimate that there are approximately 400,000 vasectomies performed each year in the U.S. Prior to 1971, when tubal ligation was an open surgical procedure, the number of vasectomies exceeded tubal ligation by two to one. Since the adoption of a less invasive surgical tubal ligation procedure, the number of vasectomies performed each year has steadily declined.

   In addition to the approximately 1.1 million annual permanent birth control procedures, approximately 23.7 million U.S. women use non-permanent birth control methods. Included in this number are 7.5 million women with two or more children who we believe represent the group of women most likely to consider a permanent form of birth control. This is based on the fact that 90% of women selecting tubal ligation have two or more children. According to an article published in Family Planning Perspectives in 1999, researchers suggest women may not be satisfied with long-term use of non-permanent methods of birth control. The study found that 44% of women using non-permanent methods of birth control change methods for a method related cause within 12 months, increasing to 61% by 24 months. Additionally, there are about 725,000 unwanted pregnancies each year as a result of birth control failures. For these reasons we believe our market includes women who select permanent birth control and women who have completed childbearing but are using non-permanent birth control methods.

   In addition, there is a large market for birth control worldwide. According to the Population Council, there were more than 14 million tubal ligation procedures performed worldwide in 2000. A United Nations 1998 report summarized the following birth control methods among married women of reproductive age:

                       1993 World Birth Control Methods

       Not using birth control..............................................  42%
       Tubal ligation.......................................................  19%
       IUD..................................................................  13%
       Pill.................................................................   8%
       Condom...............................................................   4%
       All others...........................................................  14%

Limitations of Current Birth Control Methods

   There are currently a variety of contraceptive products and methods available for both men and women. Reproductive couples can choose from permanent and non-permanent options, including tubal ligation and vasectomy, oral contraceptives and prescription drugs, condoms and diaphragms, and intrauterine devices (IUDs). The following table presents methods relied upon by U.S. women ages 30 to 44 using birth control.

                        Method                     Age 30-34 Age 35-39 Age 40-44
                        ------                     --------- --------- ---------
     Tubal ligation...............................     30%       41%       50%
     Pill.........................................     29%       11%        6%
     Condom.......................................     18%       17%       12%
     Vasectomy....................................     10%       19%       20%
     All others...................................     13%       12%       12%

     Based on data from the CDC's 1995 National Survey of Family Growth.

 Current Permanent Methods of Birth Control

   In the U.S. there are approximately 1.1 million sterilization procedures annually, consisting of both tubal ligations and vasectomies.

   Tubal Ligation. Tubal ligation is the most prevalent form of birth control worldwide. In the U.S., 18% of all fertile women age 15-44 rely on tubal ligation, with approximately 700,000 procedures performed annually. It is the most common form of birth control because it is the only method of female birth control that combines very high effectiveness with no required user compliance and a very low risk of long-term side effects. However, the difficulty in accessing the fallopian tubes has made it necessary to perform invasive surgery. There are many ways to perform the procedure, but the most common method is laparoscopic tubal ligation. In this procedure, one or two punctures are made in the abdomen and carbon dioxide gas is used to inflate the abdomen to improve visibility and access for the surgeon. Typically, fallopian tubes are ligated by cutting or cauterizing the tubes, or by mechanical occlusion of the fallopian tube using clips or rings. Because tubal ligation requires penetration of the abdomen, 92% of these procedures are performed under general anesthesia. The typical surgical procedure takes approximately 45 minutes and is followed by three to four hours of recovery time in a hospital setting. Additionally, women typically take three to four days off work after a tubal ligation. Based on a published article which examined more than 24,400 laparoscopic tubal ligations, surgical difficulties occurred in 5.1% of laparoscopic procedures and include equipment problems, difficulties due to abdominal adhesions, and interference by the bowel or bladder. Base on the same study, more serious surgical complications occur in 1.7% of laparoscopic procedures and include unintended injury to the bowel, bladder, artery/vein, fallopian tubes, uterus and electrical shock to the patient.

   The first year failure rate of tubal ligation is .5% and is primarily due to technique or equipment failures. When a pregnancy does occur, however, there is a 33% chance that it will be an ectopic pregnancy, which is a pregnancy that implants in the fallopian tube rather than the uterus, compared with only 1% among women who have pregnancy and are not using any method of birth control. Surgical treatment may be required to remove an ectopic pregnancy which can be life threatening if not treated promptly. Although rare, some women learn after a tubal ligation procedure that a pregnancy, which was not detected by a pregnancy test administered just before the procedure, was actually conceived before the tubal ligation procedure. Such a pregnancy is called a luteal phase pregnancy. The U.S. Collaborative Review of Sterilization, which studied 10,863 women who underwent a tubal ligation procedure from 1978-1986, reported that luteal phase pregnancies occurred in
 .3% of women in the study.

   Vasectomy. Vasectomy is a highly effective method of male birth control that is performed in a doctor's office with local anesthesia and typically takes about 20 minutes. The vas deferens is ligated or resected and the cut ends are typically cauterized or clipped. Patients are observed for about 20 minutes before release and are encouraged to use an ice pack for about 24 hours to reduce swelling. Support devices are recommended for two days. Before relying on the vasectomy for birth control, men are encouraged to be tested 12 weeks after the procedure for the presence of sperm. Side effects of vasectomy include bleeding, infection and chronic pain syndrome.

 Current Temporary Methods of Birth Control

   Oral contraceptives and prescription drugs. Birth control pills and drugs such as Depo-Provera and Norplant offer temporary birth control to women. Birth control pills contain female hormones and require a daily pill-taking regimen in order to stop the ovaries from releasing eggs. The birth control pill has a failure rate of 6.9% in the first year of use. This method has a relatively high failure rate because of imperfect user compliance, an inherent problem with many methods of birth control. Selection of tubal ligation by women age 30-44 has been a result in part of concerns about the safety and reliability of certain birth control methods, in particular the birth control pill. Many physicians may not prescribe birth control pills to women over the age of 35 who smoke cigarettes because of the potential for serious side effects. The pill may contribute to cardiovascular disease, including high blood pressure, blood clots, and blockage of the arteries. Depo-Provera is an injection that inhibits ovulation and inhibits sperm from entering the uterus for up to 12 weeks. Norplant consists of thin implants that are inserted under the skin of the upper arm and release a constant small dose of a hormone which inhibits ovulation and inhibits sperm from entering the uterus for up to five years. Injectables and implantables such as Depo-Provera and Norplant have failure rates of 3.2% and 2.3%, respectively, but have undesirable side effects such as menstrual cycle changes, weight gain, and breast tenderness.

   Condoms and diaphragms. Condoms are male contraceptives that may also protect against sexually transmitted diseases. Diaphragms are soft, flexible, cup-shaped products that are placed inside of a woman's vagina and over the cervix in order to prevent the sperm from entering the uterus and fertilizing the egg. Although condoms and diaphragms have very limited side effects, these methods have relatively high first-year failure rates of 8.7% and 8.1%, respectively, primarily due to imperfect user compliance.

   Intrauterine devices (IUDs). IUDs are small devices that are placed in a woman's uterus to prevent fertilization of the egg. Although IUDs have a first year failure rate of .8% to 2%, use of IUDs among U.S. women is less than 1%. Potential side effects from IUDs include uterine perforation, irregular menses and infection.

   Analysis of the 1995 CDC study by researchers revealed that U.S. women using non-permanent methods will change their method of birth control for a method-related cause about 9.5 times from age 15 to age 45, excluding the time that they are trying to get pregnant. The following table summarizes the discontinuation rates for a method-related cause for the major birth control methods.

                                                    12 Month        24 Month
                                                 Discontinuation Discontinuation
                        Method                        Rate            Rate
                        ------                   --------------- ---------------
       Pill.....................................        32%             51%
       Condom...................................        47%             66%
       Diaphragm................................        43%             60%
       Injectable...............................        44%             60%
       IUD......................................        36%             59%

Our Solution

   We are developing STOP in response to the market need for a permanent, less-invasive, safer and less costly alternative to tubal ligation. We believe our STOP system will be a compelling alternative for women who seek permanent birth control. In addition, we believe STOP will appeal to women who have completed childbearing but opt to use non-permanent methods of birth control in order to avoid a surgical tubal ligation.

   STOP is designed to be placed into each fallopian tube transcervically (through the cervix) using our minimally invasive tubal access delivery system. STOP consists of a delivery system and a soft micro-coil, and does not deliver any drugs. The delivery system consists of a disposable plastic handle with a thumb-wheel that is connected to a guidewire and catheter system. The micro-coil is a spring-like device made from nitinol and contains polyester fiber. These materials have been proven safe and effective in other medical products. Nitinol, a shape-memory metal, has been used in cardiovascular stents. Polyester fiber, proven to promote tissue in-growth, has been used in a variety of other medical applications, including artificial heart valves and vascular grafts. The physician inserts the STOP system inside a hysteroscope, a viewing instrument that allows visual examination of the cervix and uterine cavity. Using the hysteroscope for guidance, the STOP delivery catheter is guided through the uterus and the opening of the fallopian tube. There is a mark on the catheter that serves as a guide to the physician, indicating that the catheter has been sufficiently advanced into the fallopian tube. Once the physician has accurately placed the micro-coil in the fallopian tube, the physician must press a button on the handle prior to releasing the micro-coil, which then automatically expands to fill the fallopian tube. If the micro-coil has been accurately placed, a portion of the coil will extend slightly into the uterine cavity (the physician can confirm this with the hysteroscope). The polyester fiber within the micro-coil stimulates a localized, benign tissue in-growth that seals off the fallopian tubes, thereby preventing pregnancy.

   Based upon our clinical trial results and recent studies, we believe that STOP will provide the following benefits over existing permanent and non-permanent birth control methods:

 Potential Benefits to Patients

  . Minimally invasive procedure (no incisions and no scars).

  . Does not require general anesthesia thereby eliminating the corresponding risks.

  . Lower likelihood of post-operative pain compared to tubal ligation.

  . Rapid recovery time of about one day compared to average recovery time of three to four days for tubal ligation.

  . Higher typical use first-year effectiveness rate than most user controlled temporary birth control methods.

  . Eliminates side-effects associated with long-term use of hormone-based birth control methods.

  . No recurring management of birth control usage compared to temporary birth control methods.

 Potential Benefits to Physicians and Hospitals

  . Short and easily performed procedure compared to tubal ligation.

  . Requires only use of a local anesthetic rather than general anesthesia which is typically required for tubal ligation.

  . Avoids risks associated with incisions to the abdomen and cauterization of the fallopian tube.

  . Lower cost and overhead compared to tubal ligation.

 Potential Benefits to Payors

  . Eliminates some costs related to surgical procedures, such as costs associated with general anesthesia and post-operative hospital stays.

  . May reduce unwanted pregnancies among women who rely on non-permanent birth control but have completed child bearing.

Clinical Trials

   We have initiated and are actively conducting FDA-approved clinical trials of STOP, including a pivotal trial and Phase II clinical study. The clinical protocol in both our pivotal trial and Phase II study requires that women use an alternative method of birth control for three months after the placement procedure. At the three-month follow-up exam, women have an x-ray and a dye test to determine if their fallopian tubes are blocked. If the test confirms that both tubes are blocked, women begin to rely on the STOP devices for birth control. The following table summarizes interim data as of March 23, 2001 from our pivotal trial and Phase II clinical study.

                                                  Pivotal Trial Phase II Study
                                                  ------------- --------------
   Number of women undergoing a placement
    attempt......................................      518           227
   % of women with devices placed in both
    fallopian tubes..............................      90%           88%
   Average procedure time........................  13 minutes     18 minutes
   "Good" to "Excellent" patient rating of
    procedure....................................      88%           89%
   Accumulated months of follow-up, all
    placements...................................     2,016         3,345
   Adverse event rate attributed to the STOP
    device.......................................     3.3%           5.3%
   Accumulated months of effectiveness testing
    from women with STOP devices in both tubes...      437          2,464
   Observed pregnancies..........................       0             0

 Pivotal Trial

   In May 2000, we commenced a pivotal trial of STOP under an Investigational Device Exemption from the FDA. The pivotal trial is being conducted in 13 clinical sites, including the U.S. (8), Australia (2), United Kingdom (1), Spain (1) and Belgium (1). The clinical endpoints of the study include safety and comfort during and after the STOP procedure as well as pregnancy prevention. The effectiveness of our STOP device will be evaluated in at least 400 women with devices in both tubes for 12 months prior to submission of our PMA application with the FDA.

   As of December 31, 2000, STOP devices were placed in both fallopian tubes of 413 women in our pivotal trial, three months earlier than expected. Accordingly, we have accelerated by three months the expected filing of our FDA pre-market approval application to the third quarter of 2002. We were able to achieve this rapid enrollment as a result of inquiries from more than 2,900 respondents in seven U.S. cities after only one week of radio advertising in these cities.

   In the first quarter of 2001, an additional 52 women had devices placed in both fallopian tubes to provide a pool of alternates to compensate for women who become lost to follow-up or cannot be evaluated for a valid reason. We do not expect to enroll additional women into the pivotal trial. Based on a total of 518 women who underwent a placement attempt, 465 women or 90% had device placement in both fallopian tubes. The average procedure time, which does not include preparatory or recovery time was less than 15 minutes. No woman in the pivotal trial underwent a placement procedure under general anesthesia. Tolerance to the placement procedure was rated as "Good", "Very Good", or "Excellent" by 88% of women who had a placement attempt.

   Based on interim analysis as of March 23, 2001, 239 women in the pivotal trial who had STOP devices placed in both tubes have completed the three-month follow-up exam and 96% of these women had blocked fallopian tubes. The 4% of women who were not blocked will be reassessed at the six-month follow-up visit. In our Phase II clinical study, we also found that 4% of women were not blocked at the three-month follow-up exam but became blocked at the six month follow-up exam. Adverse events related to the STOP device occurred in 3.3% of women who underwent a placement attempt or have completed the three-month exam and consisted primarily of improperly placed devices and other minor events occurring at a less than 1% rate.

   We note that the pivotal trial data presented is preliminary, unaudited, and not all data gathered has been reviewed. Therefore, the pivotal trial metrics presented may change as more follow-up data is gathered as women continue in the pivotal trial and other data is obtained, audited, and analyzed.

 Phase II Clinical Study

   We commenced the Phase II clinical study of safety and preliminary effectiveness of our current STOP device in November 1998 and a total of 227 women underwent a placement attempt by June 30, 2000. STOP devices were placed in both fallopian tubes of 200 women or 88% of the women who underwent a placement attempt. We have nearly completed the first year follow-up of women in the Phase II study, and have accumulated an aggregate of 3,345 months of patient safety and 2,464 months of effectiveness data as of March 20, 2001. Based on zero observed pregnancies in the study and using industry-standard statistical techniques, we estimate that the minimum first-year effectiveness rate of STOP is 97% in our Phase II study. Adverse events related to the STOP device occurred in 5.3% of women who underwent a placement attempt or have completed a follow-up visit and were primarily due to improper placement of the STOP device and technical difficulties.

   In the first twelve months of placement we monitored both patient tolerance to the placement procedure and subsequent use of the device. Within the first seven days of placement, 89% of our patients rated tolerance of the placement procedure as "Good" to "Excellent." Post-procedure discomfort in the first seven days was reported in 78% of patients. However, 56% of these patients reported resolution of pain within one day, and 100% of these patients reported resolution of pain within 14 days. After the first seven days, 99% of women described their satisfaction with subsequent use of our device as "Good" to "Excellent" at three, six, twelve, and eighteen month follow-up visits. Additionally, we have gathered data from the Phase II study that suggests our STOP device does not significantly alter menstruation patterns.

 Other Studies

   We are also performing histology and peri-hysterectomy studies in women who have agreed to have STOP devices placed in their fallopian tubes prior to surgical removal of their uterus and fallopian tubes for medical reasons. In our histology study, high-powered microscopes are used to examine how the cells in the fallopian tube react to the STOP device. Data obtained from the histological analysis of the fallopian tubes in these patients supports the theorized mechanism of action of the STOP device. Specifically, the polyester fibers in the STOP device cause a local, benign tissue in-growth which blocks the fallopian tube. This tissue in-growth is expected to result in both long-term device retention and pregnancy prevention. Our peri-hysterectomy study examined placement feasibility during the initial device development, and was subsequently used for training and to evaluate device improvements.

Sales and Marketing

   Our sales and marketing strategy is to market to gynecologists. We intend to identify, educate and train gynecologists in our procedure through a combination of presentations at major medical conferences, hands-on simulation and ultimately, proctored procedures with a clinician experienced in our STOP procedure. In addition, we intend to build awareness among consumers, general practitioners and the broader medical community through the use of public relations and targeted advertising.

   In Australia, we have established a direct sales force to sell and market our product. We have two sales representatives and four physician trainers who work out of STOP centers affiliated with local hospitals. In these centers, our physician trainers perform the procedure and train gynecologists to perform the procedure. The physician trainers are responsible for the initial training of gynecologists and will assist with continuing education. Additionally, we have engaged Cohn & Wolfe Healthcare, an industry-leading public relations firm, to assist in our commercial marketing campaign in Australia.

   In 2002, we expect to introduce STOP internationally in select countries outside of Australia through distributors who will be supported by local employees. Initially, we intend to target countries in Europe that have demonstrated favorable acceptance and reimbursement of new technologies and to target similar countries in the Pacific Rim. Where possible, we will seek to establish strategic distribution partnerships with companies or organizations with resources to cover large regions and multiple markets. We intend to establish a network of smaller distributors in areas where we are unable to establish a regional strategic partnership.

   Upon receipt of FDA pre-market approval, we intend to sell, market and distribute STOP in the U.S. through a direct sales force. We may affiliate with local hospitals to establish clinics, or STOP centers, in strategic regions of the U.S. in order to train and educate gynecologists in the STOP procedure.

Reimbursement

   We believe that obtaining physician fee and device reimbursement for STOP will be an important step toward commercialization of STOP in the U.S. and overseas. Regardless of the country and its type of reimbursement system, physician advocacy of our products, together with studies demonstrating clinical efficacy and cost, will be required to obtain adequate reimbursement.

 U.S.

   Health care providers in the U.S. typically rely on third-party payors, specifically Medicare, Medicaid and private health insurers, to reimburse all or part of the cost of procedures in which medical devices are used. Access to these funds is based on coding systems that are specific to procedure type and typically separate physician fees and funding paid to the facility. In most cases, facility fees include payment for the medical device and are generally paid at rates negotiated between the providers (e.g., hospitals) and third-party payors. We have hired industry-leading consultants to survey the applicability of existing reimbursement codes for STOP and to assist us in developing a strategic plan to obtain reimbursement for both the physician fee and our device. Based on analysis performed to date, we believe our STOP procedure may be reimbursed under an existing reimbursement code.

 International

   Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

   In Australia in the fourth quarter of 1999 we obtained approval from the responsible government agency to use the existing tubal ligation reimbursement code for our STOP procedure, and numerous clinical STOP procedures were reimbursed in 2000 using this code. In March 2001, however, we received notification from the government agency that the continued applicability of this particular code for our STOP procedure would be reviewed. The review should commence in September 2001 and will include an examination of the clinical and economic outcomes data for our STOP procedure. The conclusion of this review will determine the future level of reimbursement for our STOP procedure. In the interim until the review is completed, we have obtained clearance to use an existing reimbursement code and will continue to market our STOP procedure.

   In Europe, industry leading consultants are assisting us in developing a strategic plan to obtain reimbursement in certain European countries, and we plan to initiate clinical reimbursement studies in selected regional markets, including France, Germany and the U.K.

Manufacturing

   Our manufacturing strategy is to conduct certain proprietary manufacturing processes in-house. Currently, all manufacturing processes are performed in our facility in San Carlos, California, with the exception of certain injection molded parts, which are manufactured by an original equipment manufacturer according to our specifications. After assembly and inspection, we package the STOP devices. The packaged units are then sterilized by an external contractor. Over time, we intend to move some aspects of our manufacturing processes to third party manufacturers who meet our quality standards.

   We have no experience manufacturing our products in the volumes that will be necessary to achieve significant commercial sales. To achieve our production volume objectives, we plan to expand our existing facility, hire additional personnel, and have certain subassemblies assembled by third-party manufacturers. We also plan to improve our assembly processes and increase efficiency. There is risk associated with each of these plans, and we cannot be sure of achieving these objectives.

   We purchase various materials and components from qualified suppliers and inspect these materials and components in-house. We conduct periodic quality audits of our key suppliers. Most components, including nickel titanium alloy, guidewires, the inner release catheter tubing and stainless steel wires are available from more than one source and we intend to qualify at least two sources for certain components. One component, the delivery catheter tubing, is available from only one supplier. This tubing is manufactured by our supplier using their proprietary intellectual property. Finding a second supplier for this tubing would require approval from our supplier to license their intellectual property to a third party. We are clinically testing an internally developed catheter that will not require a third party license. Another component, the polyester fiber which causes the necessary tissue in-growth, is made to our unique specifications and currently has only one qualified source. However, we have accumulated a quantity of this material that is more than ten times our anticipated production needs for the next five years. We are in the process of qualifying a second source for this fiber.

   Our manufacturing facility is subject to periodic inspection by regulatory authorities. Our quality assurance systems are subject to FDA regulations. These regulations require that we conduct our product design, testing, manufacturing and control activities in conformance with these regulations and that we maintain our documentation of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch. In addition our facility has received ISO 9001/EN46001 certification and the European Union Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE mark will preclude us from selling our products in Europe. We cannot be sure that we will be successful in maintaining certification requirements in Europe or elsewhere.

Research and Development

   Our research and development activities are performed by a research and development staff consisting of 23 employees and various consultants. We intend to continue to focus our research and development efforts on the development of STOP. Our research and development team continues to manage the on-going clinical trials, and is exploring options to reduce manufacturing time, reduce costs and improve quality. Our research and development expenditures in 2000, 1999 and 1998 were $10.7 million, $4.3 million and $4.3 million, respectively.

Intellectual Property

   In January 2001, the U.S. Patent Office issued a patent to us with claims directed to intrafallopian devices, including devices that are anchored by resilient coils. The patent describes techniques to enhance the efficacy of these devices, including the use of polyester fibers attached to the devices, and also discloses methods for deployment of these devices using a transcervical (through the cervix) delivery system.

   Our policy is to protect our proprietary position aggressively by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, we have filed method patents for the use of our products in new clinical applications and have pursued patents for several of our other inventions and developments. As of March 1, 2001, we had eight pending U.S. patent applications, 14 U.S. patents which have issued to us, and 20 foreign and/or international patent applications pending, with three issued foreign patents. Our issued patents include claims relevant to guidewire manipulation, a guidewire design, and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our STOP tubal occlusion device. In January 2001, the U.S. Patent Office issued a patent to us granting a number of claims directed to intrafallopian devices that are anchored by resilient coils. The patent also describes a variety of techniques to enhance the effectiveness of these devices, including the use of polyester fibers attached to the device, and a transcervical (through the cervix) delivery system.

   We obtained an exclusive license in the field of reproductive physiology to technology developed by Target Therapeutics, a unit of Boston Scientific Corporation. In addition, we have granted to Target an exclusive license to our technology in certain fields of interventional medicine outside of reproductive physiology. Our exclusive license of Target's technology encompasses certain technology developed by Target as of February 1, 1996. We do not have any preferential rights to technology developed by Target after that date. The license from Target includes patents which relate to the design of its micro-catheters (the initial patent for which expires in June 2006), certain aspects of guidewire design and other important aspects of micro-catheter, guidewire and micro-coil technologies. If these Target patents were invalidated, our proprietary position in the marketplace would be severely compromised. In addition, should any of our technology, including that licensed to us by Target, be found to infringe upon a third party's patent rights, we may be unable to sell our products. Finally, Target has the right to terminate our license if we materially breach the terms of the license. If the Target license were terminated, we might be unable to develop or sell the STOP tubal occlusion system or other products covered by the licensed Target patents.

Government Regulation

   The research, development, manufacture, labeling, distribution and marketing of our products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies.

 U.S. Regulation

   Under the Federal Food, Drug, and Cosmetic Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the U.S. Our STOP device is regulated by the FDA and will require approval by the FDA prior to commercialization. Conducting clinical testing in support of and preparing FDA approval applications and subsequent FDA review of these applications is an expensive, lengthy and uncertain process. If we do not comply with applicable regulatory requirements, we may be subject to, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution.

   The FDA has the authority to require clinical testing of medical devices, including STOP. An Investigational Device Exemption, or IDE application must be approved prior to commencement of clinical trials. An IDE application must be supported by data demonstrating safety for clinical use, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. Clinical trials must be conducted in accordance with FDA regulations. We have received an IDE for each of our clinical studies of our STOP device.

   The FDA has required that we obtain premarket approval prior to marketing our STOP device in the U.S. A PMA application must be supported by extensive data, including laboratory, pre-clinical and clinical trial data to prove the safety and effectiveness of the device as well as extensive manufacturing information. Following receipt of a premarket approval application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. The premarket approval process can take several years from initial filing and requires the submission of extensive supporting data and clinical information. We cannot assure you that we will be able to obtain necessary premarket approval or other approvals to market STOP or any other products we may develop on a timely basis, if at all. Moreover, regulatory clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, significant limitations on indicated uses or our failure to comply with existing or future regulatory requirements will delay or prevent us from generating product revenues.

   The FDA imposes numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those specifically cleared for marketing by the FDA. We will be required to adhere to applicable FDA and other regulations regarding Quality Systems, including testing, control and documentation requirements. Ongoing compliance with the Quality System Regulations and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services. In July 1994, our San Carlos facility was inspected by the California Department of Health Services with no observations, and we were subsequently granted a California medical device manufacturing license. In February 1997, this facility was inspected by the California Department of Health Services, and granted a California drug manufacturing license. In March 1997, we were inspected by the FDA, with no action indicated and we became ISO 9001 certified in December 2000. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. We are also subject to regulation by the Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our ability to manufacture, market and distribute STOP.

   Export sales to certain countries of investigational devices or devices not cleared for commercial distribution in the U.S. are subject to FDA export requirements. An investigational device may be exported under an IDE, or to 24 listed countries without FDA approval, or to other countries after FDA approval for export.

 International Regulation

   Sales of medical devices outside of the U.S. are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Australia's Therapeutic Goods Agency has listed STOP for sale in Australia. The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. We received permission to affix the CE Mark to STOP in February 2001. Many countries in which we currently operate or intend to operate either do not currently regulate medical devices or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could delay or prevent us from marketing STOP in these countries.

Competition

   As we commercialize our STOP device, we expect to compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing and future methods of reversible birth control.

   We are aware of a company that is in the early stages of development of a permanent birth control device similar to ours, and other companies may develop products that could compete with STOP. We also compete with other companies for clinical sites to conduct trials.

   The medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. As a result, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and commercialization of new products. Competitive factors may render STOP or future products obsolete or noncompetitive or reduce demand for STOP.

Product Liability and Insurance

   The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although we have not experienced any product liability claims to date, we cannot assure you that we will be able to avoid significant product liability claims and potential related adverse publicity. We currently maintain product liability insurance with coverage limits of $10,000,000 per occurrence and an annual aggregate maximum of $10,000,000, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims in connection with clinical trials or sale of our products will not exceed such insurance coverage limits, which could have a material adverse effect on us, or that such insurance will continue to be available on commercially reasonable terms or at all. In addition, we may require increased product liability coverage as more of our products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a recall of our products could have a material adverse effect on our business, financial condition and results of operations.

Employees

   As of February 28, 2001, we had 66 full-time employees consisting of 13 in product development, 23 in manufacturing, seven in marketing, nine in clinical and regulatory affairs, seven in quality control and seven in general and administrative functions. We also have contracts with outside consultants. We believe that our future success will depend in part on our ability to attract, hire and retain qualified individuals. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

Executive Officers of the Company

   The executive officers of the Company and their ages as of March 21, 2001 are as follows:

          Name           Age                            Position
          ----           ---                            --------
Steven Bacich...........  39 President, CEO and Director
Oliver Brouse...........  35 Director Finance & Marketing
Charles S. Carignan,
 M.D. ..................  38 Vice President, Clinical Research and Medical Affairs
Cynthia M. Domecus......  41 Senior Vice President, Clinical Research and Regulatory Affairs
Glen K. Furuta..........  39 Vice President, Finance and Administration and CFO
Ashish Khera............  31 Vice President, Research and Development
Stan Van Gent...........  40 Vice President, Marketing

   Mr. Bacich was promoted to President and CEO and was elected a director in January 2000. Mr. Bacich joined Conceptus in March 1997 as Vice President, Research and Development. Prior to joining Conceptus, Mr. Bacich spent seven years as a co-founder and Director of New Product Development for Imagyn Medical, Inc., a medical device manufacturer of gynecological products for infertility and endoscopic procedures. From August 1987 to September 1989, Mr. Bacich held engineering positions in research and development most recently as Senior Staff Engineer, Business Development for the Edwards Less Invasive Surgery Division of Baxter. From 1985 to 1987, Mr. Bacich held research and development positions at Mentor Corporation, a reconstructive surgery and urology company. From 1983 to 1985, Mr. Bacich held research and development positions at American Medical Optics, an ophthalmic medical device manufacturer and Division of American Hospital Supply Corporation. Mr. Bacich holds a B.S. in Biomedical Engineering from the University of California, San Diego.

   Mr. Brouse was appointed as an officer in June 2000 and has served as Director of Marketing since July 2000 and Director of Finance since 1998.
Mr. Brouse also served as Manager of Finance and Accounting from 1994 to 1998. Prior to joining Conceptus in 1994, Mr. Brouse was employed by Hewlett Packard from 1992 to 1994 as Senior Analyst performing financial analysis and business development activities at the corporate level. From 1988 to 1992, Mr. Brouse was an auditor with Ernst & Young, primarily serving high-tech and biotech clients. Mr. Brouse received an MBA in Marketing from Santa Clara University, has a B.S. in Accounting from California Polytechnic State University and has passed the California CPA exam.

   Dr. Carignan joined Conceptus as Vice President of Clinical Research and Medical Affairs in January 2001. Prior to joining Conceptus, Dr. Carignan has been an advisor to Conceptus since 1995 and has been a member of the Company's scientific advisory board since 1996. Dr. Carignan has been a leader in the field of reproductive health and contraceptive development for 15 years as a research associate for the Population Council and as Vice President and Medical Director of AVSC International (currently named EngenderHealth). He has been a consultant with many leading organizations in reproductive health and family planning, including Pathfinder International, Family Health International, John Snow, Inc., JHPIEGO, the Institute for Reproductive Health, ISTI, International Planned Parenthood Federation (IPPF) in London and the Planned Parenthood Federation of America, among others. Dr. Carignan received his undergraduate degree from Yale University, his M.D. from the College of Physicians and Surgeons of Columbia University and trained in general surgery at Columbia-Presbyterian Medical Center.

   Ms. Domecus has served as Senior Vice President, Clinical Research and Regulatory Affairs since May 1994. From March 1992 to May 1994, she served as Senior Director and Director of Regulatory and Quality Affairs for Systemix, a biotechnology firm. From 1986 to 1992, Ms. Domecus served in varying regulatory affairs capacities with Collagen Corporation, a biomedical device manufacturer, serving as Director of Regulatory Affairs from January 1991 to March 1992. Ms. Domecus has been certified by the Regulatory Affairs Certification Board of the Regulatory Affairs Professional Society. In 1995, Ms. Domecus was appointed by the FDA to its OB/GYN Advisory Panel as the industry representative and served on the panel until January 2001. Ms. Domecus holds a B.A. in Psychology from the University of the Pacific.

   Mr. Furuta joined Conceptus as Vice President of Finance and Administration and Chief Financial Officer in February 2001. From 1998 to 2001, he was Vice President of Finance and Administration and Chief Financial Officer of Solution Soft Systems, Inc., a privately held software company based in San Jose, CA. Prior to that, from 1996 to 1998, he served as Vice President of Finance and Administration and Chief Financial Officer of Progressive Angioplasty Systems, Inc. where he supported the company through its private financing and its acquisition by United States Surgical Corporation. From 1994 to 1996, he was Cofounder and Officer at Lumentec Corporation. He also served as Controller and Officer of Heart Technology, Inc. through its initial public offering and prior to its acquisition by Boston Scientific Corporation. Mr. Furuta received his MBA from The Wharton School of the University of Pennsylvania and a B.A. in Business Administration from the University of Washington and is a Certified Public Accountant.

   Mr. Khera joined Conceptus in April 1995 as a Senior Project Engineer and was promoted to Vice President, Research and Development in January 2000. Mr. Khera was employed as a Project Engineer by Pfizer, Inc. from 1992 to 1995, where he developed medical devices for use in cardiovascular and cancer treatment applications. Mr. Khera holds a B.S. degree in Mechanical Engineering from Carnegie Mellon University.

   Mr. Van Gent joined Conceptus in February 2000 as Vice President of Marketing. From 1996 to 2000, Mr. Van Gent served in varying marketing capacities with Valleylab and was Director of International Marketing from 1998 to 2000 where he was responsible for international market introduction, reimbursement, strategic positioning, and branding for $70 million of product revenues. Mr. Van Gent has also held various positions in marketing, sales, and engineering over the past ten years for Allergan Medical Optics, Imagyn Medical and Cabot Medical. Mr. Van Gent holds a B.S. degree in Biomedical Engineering from the University of California, San Diego.

ITEM 2. PROPERTIES

   We are headquartered in San Carlos, California where we lease approximately 20,000 square feet of office, research and development, and manufacturing space under a lease that expires on December 31, 2003. We believe that our current facilities are adequate for our immediate needs and that we will be able to renew our lease or obtain additional space as needed.

ITEM 3. LEGAL PROCEEDINGS

   Conceptus is not a party to any material legal proceedings. From time to time, we may be involved in litigation that arises in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   Our common stock has been traded on the Nasdaq National Market under the symbol CPTS since the effective date of our initial public offering on February 1, 1996. The following table presents the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the period indicated.

                                                                    High   Low
                                                                   ------ -----
   Year Ended December 31, 2000:
     Fourth Quarter............................................... $13.13 $7.50
     Third Quarter................................................ $11.44 $7.00
     Second Quarter............................................... $ 8.00 $3.06
     First Quarter................................................ $ 9.06 $2.50
   Year Ended December 31, 1999:
     Fourth Quarter............................................... $ 3.75 $1.31
     Third Quarter................................................ $ 1.75 $1.00
     Second Quarter............................................... $ 1.53 $0.78
     First Quarter................................................ $ 1.94 $0.97

   As of February 28, 2001, there were approximately 129 stockholders of record.

   We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

   In November 2000, in conjunction with the renewal of the lease on the Company's current building, Conceptus issued a warrant to the landlord for the purchase of 25,000 shares of common stock at $9.00 per share, exercisable until the earlier of November 2005 or a change-in-control event. The warrant expires in November 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K.

                                        Years Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
Statement of Operations
 Data:
Net sales...................  $     --  $     95  $    449  $  1,426  $    664
Cost of sales...............        --       137     1,702     3,516     1,208
                              --------  --------  --------  --------  --------
Gross loss..................        --       (42)   (1,253)   (2,090)     (544)
Operating expenses:
  Research and development..    10,739     4,251     4,317     5,429     8,509
  Selling, general and
   admin....................     5,012     3,729     5,349     6,323     4,824
                              --------  --------  --------  --------  --------
    Total operating
     expenses...............    15,751     7,980     9,666    11,752    13,333
                              --------  --------  --------  --------  --------
Operating loss..............   (15,751)   (8,022)  (10,919)  (13,842)  (13,877)
Recovery of legal defense
 costs......................       586        --        --        --        --
Interest & investment
 income, net................       712       723     1,254     1,784     2,185
                              --------  --------  --------  --------  --------
    Net loss................  $(14,453) $ (7,299) $ (9,665) $(12,058) $(11,692)
                              ========  ========  ========  ========  ========
Basic and diluted net loss
 per share..................  $  (1.37) $  (0.76) $  (1.01) $  (1.29) $  (1.39)
                              ========  ========  ========  ========  ========
Shares used in computing
 basic and diluted net loss
 per share..................    10,559     9,662     9,562     9,381     8,396
                              ========  ========  ========  ========  ========


                                              December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.....  $ 12,493  $ 10,769  $ 17,071  $ 27,058  $ 39,021
Working capital.............     8,472    10,030    16,500    26,608    37,078
Total assets................    14,106    11,903    19,031    29,480    40,093
Long-term portion of debt
 and capital lease
 obligations................        --        --        --         1        34
Accumulated deficit.........   (67,148)  (52,695)  (45,396)  (35,731)  (23,673)
Total stockholders' equity..     9,959    10,914    18,014    27,504    37,595

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in "Risk Factors" and elsewhere in this Form 10-K.

Overview

   We were founded in 1992 as a spin-off from Target Therapeutics, Inc. (now part of Boston Scientific Corporation), a medical technology company focused on the treatment of neurovascular disease. We have an exclusive, worldwide, royalty-free license to reproductive applications of certain technology developed by Target Therapeutics and have leveraged this technology to access the structure of a woman's reproductive system, specifically the fallopian tubes.

   We became a publicly traded company on the Nasdaq National Market in February 1996, and since then have developed several products that have obtained FDA 510(k) clearance. Our Transcervical Tubal Access Catheter, or TTAC, and our Selective Tubal Assessment to Refine Reproductive Therapy, or STARRT, systems were designed for the access and visualization of the fallopian tubes to aid in the diagnosis of proximal tubal occlusion. We also developed and obtained 510(k) clearance for our ERA and FUTURA sleeves, which allows the use of saline in hysteroscopic procedures.

   In July 1998, due to minimal commercial success of these products, we announced a major restructuring plan that eliminated manufacturing operations for our TTAC, STARRT, ERA and FUTURA products. We also eliminated the associated sales and marketing personnel and substantially reduced our administrative personnel. The purpose of our restructuring plan was to focus our resources, including research and development efforts, on our STOP non-surgical permanent birth control device for women.

   We have a limited history of operations and have experienced significant operating losses since inception. We expect operating losses to continue for at least the next several years as we continue to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, to conduct research and development, and to develop appropriate marketing and distribution systems for our STOP device.

Results of Operations

 Years Ended December 31, 2000 and 1999

   Sales and cost of sales in 1999 consisted of residual quantities of TTAC, STARRT, ERA products after discontinuation of active marketing. We ceased active marketing of these products in July 1998 to focus on the development of our STOP device.

   Research and development expenses, which include clinical, regulatory and quality assurance, and pilot manufacturing expenses increased 153% in 2000 to $10.7 million compared with $4.3 million in 1999. The increase in 2000 is primarily due to:

  . clinical and recruiting costs for our pivotal trial;

  . scale up of our pilot manufacturing and quality operations; and

  . ongoing product development costs for our STOP device

   We expect R&D expenses to decrease in 2001 because we are not expecting to perform a large clinical trial in 2001. These decreases, however, will be partially offset by costs associated with new clinical studies to be performed in certain European countries during 2001 in pursuit of reimbursement approvals.

   Selling, general and administrative expenses increased 34.4% in 2000 to $5.0 million from $3.7 million in 1999, primarily due to the addition of marketing personnel and related expenditures in support of a planned commercial introduction of the STOP device in Australia in the first quarter of 2001. SG&A expenses are expected to increase significantly in 2001 as we continue to expand our international marketing efforts in pursuit of reimbursement approvals in the European Union and other countries. Additionally, we will need to fund growth in administrative personnel and costs necessary to support overall corporate growth.

   Other income in 2000 includes $586,000 of recovered legal defense costs. In December 1999, we and all other defendants were found not guilty by unanimous jury vote in a sexual harassment lawsuit filed in December 1997. The recovery was obtained from our Directors' and Officers' liability insurance policy. We do not expect additional recovery in the future.

   Net interest income in 2000 was $712,000, which is consistent with what we earned in 1999. We invest our excess cash in high quality, short-term commercial paper and government securities.

   As a result of our net loss of $14.5 million we incurred no income tax expense in 2000. As of December 31, 2000, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $58.4 million and $15.8 million, respectively. In addition, at December 31, 2000, the Company had federal and state research credit carry forwards of approximately $1.2 million and $1.0 million, respectively. The net operating loss and credit carry forwards described above will expire at various dates beginning in the years 2001 through 2020, if not utilized. Use of the net operating losses and credits may be subject to a substantial annual limitation by the Internal Revenue Service. The annual limitation may result in the expiration of net operating losses and credits before we can use them to reduce future earnings, if any.

   We expect our operating losses to continue for at least the next several years as we continue to expend substantial resources to fund research and development activities, increase our manufacturing capabilities and develop our sales and marketing strategies to market our STOP device.

 Years Ended December 31, 1999 and 1998

   Sales in 1999 and 1998 consisted of small quantities of our TTAC, STARRT, and ERA products and decreased 78.8% in 1999. Cost of sales also decreased 92.0% in 1999. The decrease in both sales and cost of sales is a result of our corporate restructuring in July 1998 to focus exclusively on the development of our STOP device. In the restructuring, we laid off all sales and manufacturing personnel, eliminated all marketing spending and significantly reduced administrative personnel. As a result of this restructuring, SG&A expenses decreased 30.3% in 1999 to $3.7 million compared with $5.3 million in 1998.

   R&D spending of $4.3 million in 1999 was consistent with spending in 1998 and was focused exclusively on the development of our STOP product.

   Net interest and investment income decreased 42.3% in 1999 to $723,000 compared with $1.3 million in 1998. The decrease in net investment income was a result of lower average cash balances in 1999.

   Net loss decreased 24.5% to $7.3 million in 1999 compared with $9.7 million in 1998 due to the restructuring implemented in July 1998. Because we had a net loss in 1999, we incurred no income tax expense.

Liquidity and Capital Resources

   We have experienced significant operating losses since inception and, as of December 31, 2000, had an accumulated deficit of $67.1 million.

   As of December 31, 2000, we had cash, cash equivalents and short-term investments of approximately $12.5 million compared with $10.8 million and $17.1 million at December 31, 1999 and 1998, respectively. The increase in cash balances as of December 31, 2000 was primarily a result of net cash proceeds from a private placement of our common stock in July 2000. The decrease in cash balances from 1998 to 1999 was primarily due to cash used in operating activities.

   Net cash used in operating activities increased to $10.6 million in 2000 compared with $6.3 million in 1999. The increase in net cash used in 2000 was primarily a result of increased costs related to our clinical trials and scale up of our pilot manufacturing and quality operations. Net cash used in operating activities decreased to $6.3 million in 1999 compared with $8.9 million in 1998, due to a $2.4 million reduction in expenses in 1999 as a result of the corporate restructuring.

   Net cash used in investing activities was $1.5 million in 2000 and consisted primarily of capital expenditures used to expand our manufacturing operations and fund leasehold improvements for planned growth in employees in 2000 and 2001. Net cash used in investing activities in 1999 was $1.8 million compared with net cash provided of $11.1 million in 1998. The increase in cash used in 1999 resulted primarily from timing differences in the investment purchases, sales, maturities and fluctuations in our portfolio mix between cash equivalents and short-term holdings.

   Net cash provided by financing activities was $13.1 million in 2000 and consisted of the net proceeds from the sale and issuance of 1.94 million shares of common stock in a private placement transaction in July 2000. There were no significant financing activities in 1999. Financing cash flows were limited to the exercise of employee stock options and the repayment of a note receivable from a stockholder.

   Conceptus does not currently have sufficient capital resources to fund completion of the pivotal trial nor the funds to commercialize our STOP device on a wide-scale basis. Accordingly, we will require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations through at least 2003. Our future liquidity and capital requirements will depend upon many factors, including, among others:

  . the progress and cost of clinical research and product development programs;

  . timing of receipt of U.S. and international governmental clearances and approvals;

  . resources devoted to increasing our manufacturing capacity;

  . resources devoted to establish sales and marketing and distribution capabilities;

  . the rate of product adoption by doctors and patients; and

  . obtaining insurance coverage for our STOP device.

Risk Factors

   In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating Conceptus and our business. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

 We have a history of operating losses, we expect to incur significant operating losses for the foreseeable future, and we may never achieve or maintain profitability.

   We have incurred significant operating losses since our inception in 1992, including operating losses of $15.8 million in the year ended December 31, 2000. We expect to continue to incur significant operating expenses as we complete development of STOP and expand sales and marketing efforts. We expect to continue to incur significant operating losses until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

 We are a one-product company. Our efforts to develop STOP may be unsuccessful, which would harm our business and force us to curtail or cease operations.

   We are developing STOP, a medical device and procedure designed to provide a non-surgical alternative to tubal ligation. The STOP device is a proprietary micro-coil designed to be placed permanently into each fallopian tube using our minimally invasive transcervical (through the cervix) tubal access catheter system. The STOP device is our only product and we are wholly dependent on it. We have not yet completed development of STOP. Until the development and clinical testing processes are complete, we cannot be certain that STOP will perform in the manner we anticipate. In March 2000, we obtained approval from the FDA to commence a pivotal trial of the STOP device. The pivotal trial is designed to obtain 12-month effectiveness data on STOP in 400 patients to support an application for FDA premarket approval. We anticipate making significant additional expenditures to complete the pivotal trial and to implement any necessary design changes in STOP prior to commercialization. We may not be able to complete our research and development efforts successfully, which would harm our business and force us to curtail or cease operations.

 If our product fails to gain market acceptance, our business will suffer.

   We are introducing a novel product into the contraception market. The contraception market is dominated by procedures which are well established among physicians and patients and are routinely taught to new physicians. As a result, we cannot be certain that physicians and patients will accept our product. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our product, and we may not be able to obtain these recommendations or endorsements. We believe that physicians will not use products unless they determine, based on clinical data and other factors, that these systems are an attractive alternative to other means of contraception and that the products offer clinical utility in a cost-effective manner. Currently, there is only limited data on STOP from our Phase II clinical study and pivotal trials. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If STOP does not achieve significant market acceptance among physicians, patients and healthcare payors, even if reimbursement and necessary international and U.S. regulatory approvals are obtained, we may never achieve significant revenues or profitability.

 If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

   We have obtained only limited clinical data on the safety and effectiveness of our product. We do not know whether long-term safety and effectiveness data when collected will be consistent with the results obtained in early Phase II clinical studies or our pivotal trial, nor can we assure you that STOP can be successfully used by a wide range of patients on a long-term basis as a safe and effective permanent contraceptive method. If longer-term patient studies or clinical experience indicate that STOP is less effective or less safe than our current data suggest, we may not achieve market acceptance and/or we could be subject to significant liability. Further, we may find that our data are not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

 We may not receive regulatory approvals for STOP.

   Numerous government authorities, both in the U.S. and internationally, regulate the manufacture and sale of medical devices, including STOP. In the U.S., the principal regulatory authorities are the FDA and corresponding state agencies such as the California Department of Health Services. The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain.

   The FDA requires companies that wish to market a new medical device or an existing medical device for use for a new indication to obtain either FDA clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or FDA approval of a premarket approval application (referred to as a PMA) prior to the introduction of the product into the market. Though generally believed to be a shorter, less costly regulatory path than a PMA, the 510(k) application will need to be supported by information establishing to the FDA's satisfaction the claim of substantial equivalence to the marketed device, including clinical testing. The PMA process can take several years from initial filing and requires the submission of extensive supporting data and clinical information. We cannot assure you that we will be able to obtain necessary 510(k) clearance, PMA or other approvals to market STOP on a timely basis, if at all. Moreover, regulatory clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, significant limitations on indicated uses or our failure to comply with existing or future regulatory requirements will delay or prevent us from generating product revenues.

   Sales of medical devices outside of the U.S. are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Many countries in which we currently operate or intend to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future which could delay or prevent us from marketing STOP in these countries.

   The FDA and certain foreign regulatory authorities impose numerous requirements with which medical device manufacturers must comply in order to obtain and maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those specifically cleared for marketing by the FDA. We will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practices and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with Good Manufacturing Practices and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, and by comparable agencies in other countries. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution.

 Our clinical trials and the commercial introduction of our product could take longer to commence or complete than we expect.

   Although for planning purposes we forecast the commencement and completion of various milestones, including clinical trials, the actual timing of these events can vary dramatically due to factors which are outside of our control such as delays, scheduling conflicts with participating physicians and patients, and the rate of patient accruals. We cannot assure you that any of the clinical trials involving our product or sales of our product will commence or be completed as forecasted. Our failure to commence or complete, or delays in, any of our planned clinical trials or the commercial introduction of our product could shake investors' confidence in our ability to develop products, which would likely cause our stock price to decrease.

 Inadequate or loss of reimbursement from government or third-party payors may limit our future product revenues and delay profitability.

   Market acceptance of STOP in the U.S. and in international markets will be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of our products. We cannot be certain that reimbursement for our products will be available in the U.S. or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of our systems for all indications intended by us. Large-scale market acceptance of STOP will depend on the availability and level of reimbursement in targeted international markets. We may be unable to obtain or maintain reimbursement in any country within a particular time, for a particular amount, or at all, which may limit our future product revenues and delay or prevent profitability.

 Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market.

   We rely on patent, copyright, trade secret and trademark laws to limit the ability of others to compete with us using the same or similar technology in the U.S. and other countries. However, as described below, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of rules and methods for defending intellectual property rights.

   We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing medical devices, including our patent position, generally are uncertain and involve complex legal and factual questions particularly as to questions concerning the enforceability of such patents against alleged infringement. Recent judicial decisions are prompting a reinterpretation of the limited case law that exists in this area, and consequently we cannot assure you that historical legal standards surrounding the questions of infringement and validity will be applied in future cases. In addition, legislation is pending in Congress that, if enacted in its present form, would limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions that are themselves patentable. Our ability to protect our proprietary methods and procedures may be compromised by the enactment of this legislation or any other limitation or reduction in the patentability of medical and surgical methods and procedures. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may therefore diminish the value of our intellectual property.

   We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.

   We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of a nondisclosure and confidentiality agreement and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

   Our ability to compete effectively will depend substantially on our ability to develop and maintain proprietary aspects of our technology. Our issued patents, any future patents that may be issued as a result of our United States or foreign patent applications, or the patents under which we have license rights may not offer any degree of protection against competitive products. Any patents that may be issued or licensed to us or any of our patent applications could be challenged, invalidated or circumvented in the future. Our success will depend on our ability to operate without infringing or misappropriating the proprietary rights of others.

   We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. There are numerous issued patents in the medical device industry and as described in the next risk factor, the validity and breadth of medical device patents involve complex legal and factual questions for which important legal principles remain unresolved. Our competitors may assert that our product and the methods we employ may be covered by US or foreign patents held by them. In addition, because patent applications can take many years to issue, there may be currently pending patent applications of which we are unaware which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware, that our product may inadvertently infringe. If we lose a patent infringement lawsuit, we could be prevented from selling our product unless we can obtain a license to use technology or ideas covered by that patent or are able to redesign the product to avoid infringement. A license may not be available to us at all on terms acceptable to us or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

 We may be a party to patent litigation, which could be expensive and divert our management's attention.

   The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling STOP. A patent issued to Target Therapeutics, a unit of Boston Scientific Corporation, that contains claims relating to the design of our variable softness micro-catheters and is subject to our license from Target has been the subject of four reexamination proceedings in the U.S. Patent and Trademark Office and an infringement lawsuit by Target. Although the U.S. Patent and Trademark Office reaffirmed the patentability of the claims of the Target patent and the lawsuit was settled, the Target patent could be infringed, otherwise challenged or invalidated in the future. If the Target patent is invalidated, we may be unable to develop, market and sell STOP.

 We have limited sales and marketing experience and no distribution capabilities, and if we are unable to develop our sales and marketing capabilities or enter into appropriate distribution agreements, we may be unsuccessful in commercializing STOP.

   In order to market, sell and distribute STOP upon receipt of regulatory approvals, we will need to develop a sales force and marketing group with relevant experience and enter into arrangements with third parties to distribute STOP. Developing a marketing and sales force is expensive and time consuming and could delay our product launch. If we fail to establish adequate marketing and sales capabilities or enter into successful distribution arrangements with third parties, we may be unable to commercialize STOP successfully.

 We have limited manufacturing experience and may rely on third party manufacturers.

   We have limited experience in manufacturing products, and no experience in manufacturing STOP, in commercial quantities. If we are successful in marketing STOP, we plan to increase internal manufacturing operations as well as to use third party manufacturers to manufacture the products. We have identified candidates that we believe could adequately produce STOP with the appropriate quality and sufficient volumes. However, third party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and regulatory compliance with FDA requirements. We and/or our third party manufacturers may encounter manufacturing difficulties, which could prevent or delay commercialization of STOP.

 We depend upon sole source suppliers and have no contractual arrangements.

   We purchase both raw materials used in our products and finished goods from various suppliers, and we rely on single sources for some items. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could delay commercialization of STOP, particularly as we scale up our manufacturing activities in support of international commercial sales of STOP and, to the extent that FDA approval is received, U.S. commercial sales of STOP.

 Health care reform may limit our return on our product.

   There are efforts by governmental and third party payors to contain or reduce the costs of health care through various means. We expect that there will continue to be a number of legislative proposals to implement government controls. The announcement of proposals or reforms could impair our ability to raise capital. The adoption of proposals or reforms could impair our business.

 We may be exposed to product liability claims, and we have only limited insurance coverage.

   The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although we have not experienced any product liability claims to date, we cannot assure you that we will be able to avoid significant product liability claims and potential related adverse publicity. We currently maintain product liability insurance with coverage limits of $10,000,000 per occurrence and an annual aggregate maximum of $10,000,000, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, we cannot assure you that product liability claims in connection with clinical trials or sale of STOP will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, or at all. In addition, we may require increased product liability coverage as STOP is commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could cause our stock price to fall.

 Loss of key management or technical personnel may delay our development efforts.

   We depend on a number of key management and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development objectives. Our success will also depend on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we cannot assure you that we will be able to attract and retain such personnel. Furthermore, we rely on the services of several medical and scientific consultants, all of whom are employed on a full-time basis by hospitals or academic or research institutions. We may be unable to achieve our development objectives if we lose the services of any of these consultants.

 We face intense competition, and if we are unable to compete effectively, demand for STOP may be reduced.

   The medical device industry is highly competitive and is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. As we commercialize our STOP device, we expect to compete with:

  . other methods of permanent contraception, in particular tubal ligation;

  . other methods of long-term contraception, including devices such as IUDs and prescription drugs such as the birth control pill, injectable and implantable contraceptives and emergency contraception; and

  . other companies that may develop permanent contraception devices that are similar to or otherwise compete with STOP.

   We are aware of a company that is in the early stages of development of a permanent contraception device similar to ours, and other companies may develop products that could compete with STOP. We also compete with other companies for clinical sites in which to conduct trials. Competitive factors may render STOP obsolete or noncompetitive or reduce demand for STOP.

 If we experience difficulties in our foreign sales and operations, our financial condition will be harmed.

   Our financial condition in the near term is highly dependent on the sale of STOP in Australia and other countries outside of the U.S. If we experience difficulties in our international sales and operations, our business will suffer and our financial condition will be harmed. Our international operations and sales are subject to a number of risks, including:

  . currency fluctuations;

  . difficulties in staffing and managing foreign operations;

  . difficulties in accounts receivable collection;

  . recessions in economies outside the U.S.;

  . unexpected changes in regulatory requirements;

  . potentially adverse tax consequences;

  . reduced protection for intellectual property rights in some countries;
    and

  . political and economic stability.

 Our future liquidity and capital requirements are uncertain.

   We do not currently have sufficient capital resources to fund completion of the pivotal trial nor the funds to commercialize the STOP product on a wide-scale basis. Accordingly, we may require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations through at least 2003. Our future liquidity and capital requirements will depend upon many factors, including, among others:

  . the progress and cost of clinical research and product development programs;

  . timing of receipt of U.S. and international governmental clearances and approvals;

  . resources devoted to increasing our manufacturing capacity;

  . resources devoted to establish sales and marketing and distribution capabilities;

  . the rate of product adoption by doctors and patients; and

  . obtaining insurance coverage for our STOP device.

 Our future quarterly results may fluctuate.

   Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

  . the progress of our clinical trials;

  . actions relating to regulatory and reimbursement matters;

  . the extent to which STOP gains market acceptance; and

  . introduction of competitive products.

 Our stock price will be volatile.

   Our stock price has in the past been, and will likely in the future be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period. We participate in a highly dynamic industry, which often results in significant stock price volatility. The market prices of the common stock of many publicly held medical device companies have in the past been, and may continue to be, especially volatile. Factors that may have a significant influence on the market price of our common stock include:

  . fluctuations in our operating results;

  . announcements of technological innovations or new products by us or our competitors;

  . FDA and international regulatory actions;

  . changes in reimbursement levels;

  . developments with respect to patents or proprietary rights;

  . announcements of or changes in previously announced product effectiveness data;

  . public concern as to the safety of products developed by us or others;

  . changes in healthcare policy in the U.S. and internationally;

  . changes in stock market analyst recommendations regarding us, our competitors or the medical device industry generally; and

  . changes in general market conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our cash balances in excess of short-term operating needs are invested in highly liquid, short-term government securities and high quality commercial paper. Due to the short-term and high quality nature of these instruments, we believe these financial instruments are exposed to a low level of interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our financial statements are set forth in this Annual Report on Form 10-K beginning on page 33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

   Certain information required by Part III is incorporated by reference from our proxy statement (the "Proxy Statement") for our annual meeting of stockholders to be held May 16, 2001, which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item as to our executive officers is set forth in "Item 1--Business--Executive Officers of the Company" in this Form 10-K. The information required by this item as to our directors is incorporated by reference from the information under the caption "Proposal No. 1 Election of Directors" in the Proxy Statement. The information required by this item as to compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

    (1) Consolidated Financial Statements and Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets at December 31, 2000 and 1999

        Consolidated Statements of Operations Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

        Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

   Exhibit
   Number                                Description
   -------                               -----------
  3.1(1)     Amended and Restated Certificate of Incorporation of Registrant.
  3.2(1)     Bylaws of Registrant.
 10.1(1)     Form of Indemnification Agreement for directors and officers.
 10.2(2)(12) 1993 Stock Plan and forms of agreements thereunder.
 10.3(1)(2)  1995 Employee Stock Purchase Plan and form of subscription agreement.
 10.4(2)(4)  1995 Directors' Stock Option Plan and form of stock option agreement.
 10.6(1)(3)  Supplier Agreement dated March 29, 1995 between the Registrant and
              Advanced Cardiovascular Systems, Inc.
 10.7(1)(3)  License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics, Inc.
 10.8(1)     Secured Note Purchase Agreement dated March 30, 1994 between the
              Registrant and Target Therapeutics, Inc.
 10.9(1)     Master Lease Agreement dated March 30, 1994 between the Registrant and Target Therapeutics, Inc.
 10.10(1)    Second Amended and Restated Rights Agreement dated May 26, 1995.
 10.11(1)(2) Sun Life Assurance Company of Canada Standardized 401(K) Profit
              Sharing Plan and Trust, as amended.
 10.12(3)(5) Distribution Agreement dated July 1, 1996 between the Registrant and Mallinckrodt Group, Inc.
 10.13(6)    Lease Agreement with Dani Investment Partners.
 10.14(7)    Agreement and Plan of Reorganization dated October 29, 1996 between the Registrant, Microgyn, Inc. and CPTS Acquisition Corporation (a
              wholly-owned subsidiary of the Registrant), as amended November 7,
              1996.
 10.15(8)    Preferred Shares Rights Agreement, dated as of February 27, 1997, between the Registrant and ChaseMellon Shareholder Services,
              L.L.C., including the Certificate of Designation of Rights,
              Preferences and Privileges of Series A Participating Preferred
              Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

   Exhibit
    Number                               Description
   -------                               -----------
 10.16(9)     Third Addendum to Lease Agreement with Dani Investment Partners.
 10.17(9)     Lease Agreement with Three Sisters Ranch Enterprises dated April
               15, 1997
 10.18(10)    Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall.
 10.19(10)    Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Sanford Fitch.
 10.20(10)    Form of Senior Management Change of Control Agreement.
 10.21(11)    Marketing and Distribution Agreement, dated as of September 16,
               1997, between the Registrant and Imagyn Medical Technologies.
 10.22(12)    Loan Agreement with Steve Bacich dated April 24, 1997.
 10.23(12)    Promissory Note with Steve Bacich dated April 24, 1997.
 10.24(2)(12) Master Consulting Agreement with Florence Comite dated September
               10, 1997.
 10.25(12)    Manufacturing Transition Agreement with Medical Scientific, Inc.
               dated October 1, 1997.
 10.26(12)    Royalty Agreement with Medical Scientific, Inc. dated October 1,
               1997.
 10.27(2)(12) Master Consulting Agreement with Howard Palefsky dated October
               15, 1997.
 10.28(13)    Sublease Agreement with Avio Digital, Inc. dated October 1, 1998.
 10.29(2)(13) Severance Agreement dated May 29, 1998 between the Registrant and
               James Messemer.
 10.30(2)(13) Severance Agreement dated October 21, 1998 between the Registrant and Sanford Fitch.
 10.31(14)    1993 Stock Plan, as amended April 27, 2000.
 10.32(15)    Fourth Addendum to Lease Agreement with Dani Investment Partners.
 10.33(16)    Form of Stock Purchase Agreement, dated July 20, 2000, between the Registrant and the Purchasers (as defined therein).
 10.34        Lease agreement dated November 14, 2000 with Dani Investment
               Partners.
 10.35        Warrant agreement dated November 27, 2000 between the Registrant and Dan Waldoch.
 11.1         Statement of computation of net loss per share.
 23.1         Consent of Ernst & Young LLP, Independent Auditors.
 24.1         Power of Attorney (See Page 47 of this Report).

--------
 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a),"Exhibits," of the Registrant's Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.
 (2) Management contract or compensatory plan or arrangement.
 (3) Confidential treatment has been granted with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.
 (4) Incorporated by reference to an identically numbered exhibit filed in response to Item 14(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
 (5) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
 (6) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 (7) Incorporated by reference to Exhibit 2.1 filed in response to Item 7(c) of the Registrant's Report on Form 8-K filed on December 10, 1996.

 (8) Incorporated by reference to Exhibit 1 filed in response to Item 2 of the Registrant's Form 8-A filed on February 28, 1997.
 (9) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.
(10) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(11) Incorporated by reference to Exhibit 10.16 filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(12) Incorporated by reference to an identically numbered exhibit filed in response to item 14(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(13) Incorporated by reference to an identically numbered exhibit filed in response to item 14(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(14) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(15) Incorporated by reference to an identically numbered exhibit filed in response to Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(16) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (file no. 333-42798) filed on August 1, 2000.

    (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                CONCEPTUS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors..........................  34
Audited Financial Statements:
  Consolidated Balance Sheets..............................................  35
  Consolidated Statements of Operations....................................  36
  Consolidated Statements of Stockholders' Equity..........................  37
  Consolidated Statements of Cash Flows....................................  38
  Consolidated Notes to Financial Statements...............................  39

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conceptus, Inc.

   We have audited the accompanying consolidated balance sheets of Conceptus, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conceptus, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young, LLP

Palo Alto, California
February 1, 2001

                                CONCEPTUS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................    4,621     3,494
  Short-term investments...................................    7,872     7,275
  Accounts receivable......................................       --        18
  Inventory................................................       67        --
  Other current assets.....................................       59        94
                                                            --------  --------
    Total current assets...................................   12,619    10,881
Property and equipment, net................................    1,153       845
Other assets...............................................      334       177
                                                            --------  --------
      Total assets......................................... $ 14,106  $ 11,903
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $    983  $    130
  Clinical trial accruals..................................    1,910       259
  Accrued compensation.....................................      987       235
  Other accrued liabilities................................      267       227
                                                            --------  --------
    Total current liabilities..............................    4,147       851
Other long-term liabilities................................       --       138
Commitments
Stockholders' equity:
  Common stock, $0.003 par value, 30,000,000 shares
   authorized,.............................................   77,107    63,609
  11,701,733 and 9,661,731 shares issued and outstanding at
   December 31, 2000 and December 31, 1999, respectively
   Accumulated deficit.....................................  (67,148)  (52,695)
                                                            --------  --------
      Total stockholders' equity...........................    9,959    10,914
                                                            --------  --------
                                                            $ 14,106  $ 11,903
                                                            ========  ========


                             See accompanying notes

                                CONCEPTUS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000     1999      1998
                                                  --------  -------  --------
Net Sales........................................ $      -  $    95  $    449
Cost of Sales....................................       --      137     1,702
                                                  --------  -------  --------
Gross loss.......................................       --      (42)   (1,253)
Operating expenses:
  Research and development.......................   10,739    4,251     4,317
  Selling, general and administrative............    5,012    3,729     5,349
                                                  --------  -------  --------
Total operating expenses.........................   15,751    7,980     9,666
                                                  --------  -------  --------
Operating loss...................................  (15,751)  (8,022)  (10,919)
Recovery of legal defense costs..................      586       --        --
Interest and other income, net...................      712      723     1,254
                                                  --------  -------  --------
Net loss......................................... $(14,453) $(7,299) $ (9,665)
                                                  ========  =======  ========
Basic and diluted net loss per share............. $  (1.37) $ (0.76) $  (1.01)
                                                  ========  =======  ========
Shares used in computing basic and diluted net
 loss per share..................................   10,559    9,662     9,562
                                                  ========  =======  ========


                             See accompanying notes

                                 CONCEPTUS, INC

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                             Common Stock     Stockholder                              Total
                          ------------------     Note       Deferred     Deficit   Stockholders'
                            Shares   Amount   Receivable  Compensation Accumulated    Equity
                          ---------- -------  ----------- ------------ ----------- -------------
Balances as of
 December 31, 1997......   9,495,053 $63,505     $(54)       $(216)     $(35,731)    $ 27,504


Issuance of common stock
 for cash at $0.30-$0.75
 per share, pursuant to
 exercise of options....      95,785      44       --           --            --           44
Issuance of common stock
 for cash at $1.22-
 $1.381 per share,
 pursuant to the
 employee stock purchase
 plan...................      29,367      37       --           --            --           37
Amortization of deferred
 compensation, net of
 reversal of forfeited
 shares.................          --     (16)      --          110            --           94
Net loss and
 comprehensive loss.....          --      --       --           --        (9,665)      (9,665)
                          ---------- -------     ----        -----      --------     --------
Balances at December 31,
 1998...................   9,620,205  63,570      (54)        (106)      (45,396)      18,014


Issuance of common stock
 for cash at $0.30-$0.75
 per share, pursuant to
 exercise of options....      11,111       1       --           --            --            1
Issuance of common stock
 for cash at $1.116-
 $1.301 per share,
 pursuant to the
 employee stock purchase
 plan...................      30,415      38       --           --            --           38
Amortization of deferred
 compensation, net of
 reversal of forfeited
 shares.................          --      --       --          106            --          106
Repayment of notes
 receivable.............          --      --       54           --            --           54
Net loss and
 comprehensive loss.....          --      --       --           --        (7,299)      (7,299)
                          ---------- -------     ----        -----      --------     --------
Balances as of
 December 31, 1999......   9,661,731  63,609       --           --       (52,695)      10,914
Issuance of common stock
 for cash at $0.30-$3.50
 per share, pursuant to
 exercise of options....      76,895      66       --           --            --           66
Issuance of common stock
 for cash at $3.161-
 $6.322 per share,
 pursuant to the
 employee stock purchase
 plan...................      23,107      99       --           --            --           99
Issuance of common stock
 for cash at $7.2531 per
 share pursuant to a
 private financing, net
 of issuance costs......   1,940,000  12,977       --           --            --       12,977
Warrant for common stock
 at $9.00 per share.....          --     206       --           --            --          206
Issuance of stock
 options to consultants
 for services...........          --     150       --           --            --          150
Net loss and
 comprehensive loss.....          --      --       --           --       (14,453)     (14,453)
                          ---------- -------     ----        -----      --------     --------
Balances as of
 December 31, 2000......  11,701,733 $77,107     $ --        $  --      $(67,148)    $  9,959
                          ========== =======     ====        =====      ========     ========



                             See accompanying notes

                                CONCEPTUS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)

                                                    Years Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
Cash flows from operating activities
Net loss..........................................  $(14,453) $(7,299) $(9,665)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization...................       551      604      599
  Stock compensation expense......................       150      106       94
  Changes in operating assets and liabilities:
    Accounts receivable...........................        18      121      401
    Inventory.....................................       (67)      --      355
    Other current assets..........................        35      (29)     225
    Other assets..................................        49      188       13
    Accounts payable..............................       853      (35)    (534)
    Clinical trial accruals.......................     1,651      259       --
    Accrued compensation..........................       752     (186)    (249)
    Other accrued liabilities.....................        40       38      (43)
    Other long-term liabilities...................      (138)    (104)     (98)
                                                    --------  -------  -------
Net cash used in operating activities.............   (10,559)  (6,337)  (8,902)
                                                    --------  -------  -------
Cash flows from investing activities
  Purchases of investments........................    (8,986)  (4,555)  (4,555)
  Maturities of investments.......................     8,389    2,848   16,795
  Capital expenditures............................      (859)     (58)    (875)
  Investment in Advanced Reproductive.............        --       --     (256)
                                                    --------  -------  -------
Net cash (used in) provided by investing
 activities.......................................    (1,456)  (1,765)  11,109
                                                    --------  -------  -------
Cash flows from financing activities
  Proceeds from issuance of common stock..........    13,142       39       81
  Repayment of stockholders note..................        --       54       --
  Principal payments on debt and capital lease
   obligations....................................        --       --      (35)
                                                    --------  -------  -------
Net cash provided by financing activities.........    13,142       93       46
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents......................................     1,127   (8,009)   2,253
Cash and cash equivalents at beginning of period..     3,494   11,503    9,250
                                                    --------  -------  -------
Cash and cash equivalents at end of period........  $  4,621  $ 3,494  $11,503
                                                    ========  =======  =======
Supplemental disclosure:
  Warrants issued in connection with lease
   agreement......................................  $    206  $    --  $    --
                                                    ========  =======  =======

                             See accompanying notes

                                CONCEPTUS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000

1. Summary of Significant Accounting Policies

 Organization, Ownership and Business

   Conceptus, Inc. ("Conceptus" or the "Company") was incorporated in the State of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. The Company is developing STOPT(TM), an innovative medical device and procedure designed to provide a non-surgical alternative to tubal ligation, the leading form of contraception worldwide. The STOP device is a unique and proprietary micro-coil designed to be deployed permanently into each fallopian tube using the Company's minimally invasive transcervical tubal access catheter system. Clinical studies have shown that the STOP device induces an occlusive tissue response. The Company's catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. ("Target"), a business unit of Boston Scientific Corporation ("BSC"), and licensed exclusively to Conceptus in the field of reproductive physiology.

   In April 2000, the Company established a wholly owned subsidiary, Conceptus (Australia) Pty Limited, in New South Wales, Australia ("Conceptus Australia") for the distribution and commercialization of the STOP device, planned to commence in 2001.

   At December 31, 2000, our stockholders' equity was $9,959,000, our accumulated deficit was $67,148,000 and our cash, cash equivalents and short term investments totaled $12,493,000. We will need to obtain additional capital resources to fund completion of the pivotal trial and to commercialize the STOP product on a wide-scale basis. The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow. However, there can be no assurance that the Company will be able to enter into financing arrangements on acceptable terms or at all. Without such additional funding, the Company may be required to delay, reduce or eliminate some or all of its research and development, planned clinical trials, and administrative programs.

 Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Conceptus Australia and Microgyn, Inc. ("Microgyn"). All intercompany accounts and transactions have been eliminated.

 Use of Estimates

   The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

   The Company recognizes revenue at the time products are shipped. In 2000, there was no revenue as the Company ceased marketing and distribution of its infertility products and focused on its STOP device development. In 1999 and 1998, net sales include direct sales within the United States, as well as through international and domestic distributors.

                                CONCEPTUS, INC.

                               December 31, 2000


 Net Loss Per Share

   Net loss per share has been computed according to Financial Accounting Standards Board Statement, No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per shares excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. However, due to the Company's net loss position, basic and diluted net loss per share are equivalent and are computed using the weighted average number of common shares outstanding.

   During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anitidilutive. These outstanding securities consist of the following (in thousands):

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
     Outstanding options.............................    2,211    2,034    1,680
     Warrants........................................       25       --       --

 Stock-Based Compensation

   The Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), provides an alternative to Accounting Principles Board's Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related Interpretations. Accordingly, compensation costs for stock options granted to employees and directors are measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock based compensation arrangements to non-employees are accounted for in accordance with FAS 123 and EITF 96-18, using a fair value approach, and the compensation cost of such arrangements are subject to remeasurement over their vesting terms, as earned.

 Cash, Cash Equivalents and Investments

   The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with a financial institution in the U.S. and invests its excess cash in money market funds and U.S. corporate notes, which bear minimal risk.

   Management considers all their investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in stockholders' equity. The fair values for marketable debt securities are based on quoted market prices. At December 31, 2000 and 1999, the fair value of investments approximates cost. Realized gains and losses were immaterial for the periods presented. Interest and dividends on securities classified as available-for-sale are included in interest and investment income.

 Concentration of Credit Risk

   The Company invests cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government backed securities, is limited.

                                CONCEPTUS, INC.

                               December 31, 2000


 Inventories

   Inventories, which consist primarily of raw materials, are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation which is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

 Segment Information

   The Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision makers of the Company.

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by the Company effective January 1, 2001. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations or the financial position as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

2. Property and Equipment

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (In thousands)
     Machinery and equipment..................................   1,185      752
     Office equipment and furniture and fixtures..............   1,977    1,616
     Leasehold improvements...................................     690      625
                                                               -------  -------
                                                                 3,852    2,993
     Less: accumulated depreciation and amortization..........  (2,699)  (2,148)
                                                               -------  -------
     Property and equipment, net.............................. $ 1,153  $   845
                                                               =======  =======

                                CONCEPTUS, INC.

                               December 31, 2000


3. Investments

     The following is a summary of available-for-sale securities as of:

                                                                    Cost and
                                                                 Estimated Fair
                                                                     Value
                                                                 --------------
                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
                                                                 (In thousands)
     Cash equivalents:
       Money market funds....................................... $ 3,562 $   14
       Government debt securities...............................   1,000     --
       Corporate notes..........................................      --  3,310
                                                                 ------- ------
                                                                 $ 4,562 $3,324
                                                                 ======= ======
     Short-term investments:
       Corporate notes.......................................... $ 7,872 $7,275
                                                                 ======= ======

4. Commitments

   The Company recently renewed the lease on its current facility. The extended lease term will expire on December 31, 2003. In conjunction with the renewal, the Company granted the landlord a warrant to purchase 25,000 shares of common stock at $9.00 per share. The fair value of the warrant is being amortized to rent expense over the term of the lease.

   In addition, the Company has an operating lease, effective May 1997, on an additional facility, which expires May 2002. This facility has been subleased, since October 15, 1998, under a separate sublease agreement which also expires May 2002. The total minimum annual rental commitments, offset by sublease rental income, under the leases as of December 31, 2000 are as follows:

                                                     Minimum
                                                      Lease   Sublease Net Lease
                                                     Payments  Income  Payments
                                                     -------- -------- ---------
                                                           (In thousands)
     2001...........................................  $1,291    $507    $  784
     2002...........................................   1,135     217       918
     2003...........................................   1,020      --     1,020
                                                      ------    ----    ------
       Total minimum rental commitment..............  $3,446    $724    $2,722
                                                      ======    ====    ======

   Rent expense, net of sublease income of $510,000, $505,000 and $122,000, was $102,000, $28,000 and $393,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5. Incentive and Stock Plans

 1993 Stock Plan

   The 1993 Stock Plan ("1993 Plan") was adopted in July 1993 and allows the granting of options and restricted stock purchases of Common Stock to employees, distributors, consultants and directors. In May 2000, the stockholders approved an increase in the number of shares reserved for issuance under the 1993 Plan by 500,000 to 3,075,000 shares.

                                CONCEPTUS, INC.

                               December 31, 2000


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

   There were no restricted stock issuances in 2000, 1999 and 1998. At December 31, 2000, 1999 and 1998, there were no common shares subject to repurchase by the Company.

   On July 21, 1998, all employee grants of stock options under the 1993 Stock Plan issued (totaling 486,932 shares) were repriced to reflect an exercise price of $1.25. On April 7, 1998, a total of 63,300 employee grants of stock options under the 1993 Stock Plan issued were repriced to reflect an exercise price of $3.50. The repriced options are reflected as both granted and forfeited options in the 1993 Plan table.

 1995 Directors Stock Option Plan

   On November 29, 1995, the board approved the 1995 Director's Stock Option Plan ("Directors' Plan"), which allows the granting of options for up to 100,000 shares of Common Stock to outside directors. Stock options may be granted to outside directors with exercise prices of no less than fair market value. The options expire 10 years from date of grant. Options granted under the Directors' Plan will vest over one or three years. The options are only exercisable while the outside director remains a director.

 1995 Employee Stock Purchase Plan

   On November 29, 1995, the board approved the 1995 Employee Stock Purchase Plan ("ESPP"), under which employees may purchase shares of the Company's Common Stock, subject to certain limitations, at no less than 85% of the lower of the fair market value at the beginning or end of a six-month purchase period. Under the terms of the ESPP, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. During 2000, 1999 and 1998, 23,107, 30,415 and 29,367 shares, respectively, were issued. The Company has reserved 200,000 shares of Common Stock for issuance under the ESPP.

 Pro Forma Valuation of Options

   The Company applies APB 25 and related Interpretations in accounting for its plans (see Note 1). Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

   Pro forma information regarding net loss and net loss per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no expected dividend, expected volatility factor of 1.2 for 2000, 1.0 for 1999 and 0.6 for 1998, risk-free interest rate of 6% and an expected life of 4 years for 2000, 5 years for 1999, and 4 years for 1998.

                                CONCEPTUS, INC.

                               December 31, 2000


   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying Statement 123 for recognizing compensation expense and providing pro forma disclosures in 2000, 1999 and 1998 are not likely to be representative of the effects on reported net income in future years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for the net loss per share information):

                                                    2000     1999      1998
                                                  --------  -------  --------
     Proforma net loss........................... $(15,505) $(7,970) $(10,229)
     Proforma basic and diluted net loss per
      share...................................... $  (1.47) $ (0.82) $  (1.06)

   A summary of the activity of the Company's 1993 Plan and the Directors' Plan for the years ended December 31, is as follows:

                                                         Options Outstanding
                                            Options   --------------------------
                                           Available    Options    Weighted-Avg
                                           for Grant  Outstanding Exercise Price
                                           ---------  ----------- --------------
     Balance at December 31, 1997.........  696,149    1,532,792      $7.96
       Options granted.................... (685,850)     685,850      $2.15
       Options exercised..................       --      (95,785)     $0.46
       Options cancelled..................  442,657     (442,657)     $8.93
                                           --------    ---------
     Balance at December 31, 1998.........  452,956    1,680,200      $3.22
       Options granted.................... (424,500)     424,500      $1.70
       Options exercised..................       --      (11,111)     $0.49
       Options cancelled..................   59,768      (59,768)     $8.58
                                           --------    ---------
     Balance at December 31, 1999.........   88,224    2,033,821      $6.83
       Additional authorized..............  500,000           --         --
       Options granted.................... (369,500)     369,500      $7.13
       Options exercised..................       --      (76,895)     $1.37
       Options cancelled..................  115,396     (115,396)     $6.02
                                           --------    ---------
     Balance at December 31, 2000.........  334,120    2,211,030      $3.30
                                           ========    =========

   The Company has reserved 2,545,150 shares of its Common Stock, which may be issued with respect to outstanding options at December 31, 2000. The weighted-average fair value of options granted was $5.63, $1.27 and $5.01, respectively, for 2000, 1999 and 1998. Options to purchase 1,473,195, 1,233,227 and 576,736 common shares were exercisable at December 31, 2000, 1999 and 1998, respectively.

   The Company granted 25,000 and 10,000 common stock options to consultants in exchange for services in 2000 and 1999, respectively. In accordance with Statement 123 and EITF 96-18, "Accounting for Equity

                                CONCEPTUS, INC.

                               December 31, 2000

Instruments that are Issued for Sales of Goods and Services to Other Than Employees," the Company has recorded compensation expense related to these options and they are periodically revalued as they vest.

   The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                          Weighted-Avg.
   Range of                 Remaining
   Exercise     Options    Contractual  Weighted-Average   Options   Weighted-Average
    Prices    Outstanding Life (years)   Exercise Price  Exercisable  Exercise Price
   --------   ----------- ------------- ---------------- ----------- ----------------
   $ 0.30-
    $ 1.22       271,400      4.56           $ 0.59         258,656       $ 0.56
   $ 1.25-
    $ 1.25       825,050      6.65           $ 1.25         667,819       $ 1.25
   $ 1.31-
    $ 1.75       369,480      8.92           $ 1.73          99,041       $ 1.71
   $ 1.88-
    $ 6.75       373,250      8.23           $ 4.98         205,768       $ 4.56
   $ 7.00-
    $19.25       366,850      7.51           $ 9.59         236,911       $ 9.82
   $19.75-
    $19.75         5,000      5.16           $19.75           5,000       $19.75
               ---------                                  ---------
   $ 0.30-
    $19.75     2,211,030      7.18           $ 3.30       1,473,195       $ 3.06
               =========                                  =========

6. Stockholder's Equity

   In July 2000, the Company completed a private placement of 1.94 million shares of newly issued common stock at $7.2531 per share, pursuant to the Stock Purchase Agreements dated July 20, 2000. The net proceeds to the Company, after fees and expenses, were approximately $13 million.

   In November 2000, in conjunction with the renewal of the lease on the Company's current building, Conceptus issued a warrant to the landlord for the purchase of 25,000 shares of common stock at $9.00 per share, exercisable at the earlier of November 2005 or a change-in-control event. The warrant expires in November 2005. The fair value of the transaction was calculated using the Black-Scholes pricing and recorded as prepaid rent. It will be amortized over three years, the life of the new lease term, beginning in January 2001.

7. Income Taxes

   As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $58,400,000 and $15,800,000, respectively. In addition, at December 31, 2000, the Company had federal and state research credit carryforwards of approximately $1,200,000 and $1,000,000, respectively. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 2001 through 2020, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Deferred income taxes reflect the net effects of tax carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                                CONCEPTUS, INC.

                               December 31, 2000


   Significant components of the Company's deferred tax assets as of December 31, 2000 and December 31, 1999 are as follows:

                                                               2000      1999
                                                             --------  --------
                                                              (In thousands)
     Net operating loss carryforwards....................... $ 20,800  $ 15,900
     Research credits.......................................    1,800     1,100
     Capitalized R&D........................................    1,500     1,100
     Other--net.............................................      200       300
                                                             --------  --------
     Total deferred tax assets..............................   24,300    18,400
     Valuation allowance for deferred tax assets............  (24,300)  (18,400)
                                                             --------  --------
     Net deferred tax assets................................ $     --  $     --
                                                             ========  ========

   Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $5,900,000, $2,800,000 and $2,700,000 during 2000,
1999 and 1998, respectively.

8. Litigation Cost Recovery

   During 2000, the Company was reimbursed $586,000 from its Directors' and Officers' liability insurance policy for legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. The sum received represents final reimbursement for legal defense fees. The Company and all defendants were found not guilty on all charges in 1999.

9. Quarterly Results of Operations (Unaudited)

                                                             Three Months Ended
                         ---------------------------------------------------------------------------------------------
                         December 31, September 30, June 30,  March 31, December 31, September 30, June 30,  March 31,
                             2000         2000        2000      2000        1999         1999        1999      1999
                         ------------ ------------- --------  --------- ------------ ------------- --------  ---------
                                                               (In thousands)
Net Sales...............   $    --       $    --    $    --    $    --    $    13       $    14    $    38    $    30
Cost of Sales...........        --            --         --         --         25            28         44         40
                           -------       -------    -------    -------    -------       -------    -------    -------
Gross profit (loss).....        --            --         --         --        (12)          (14)        (6)       (10)
Operating expenses:
 Research and
  development...........     4,709         2,644      1,818      1,568      1,296         1,204      1,013        738
 Selling, general and
  admin. ...............     1,773         1,274      1,143        822      1,332         1,135        710        552
                           -------       -------    -------    -------    -------       -------    -------    -------
Total operating
 expenses...............     6,482         3,918      2,961      2,390      2,628         2,339      1,723      1,290
                           -------       -------    -------    -------    -------       -------    -------    -------
Operating loss..........    (6,482)       (3,918)    (2,961)    (2,390)    (2,640)       (2,353)    (1,729)    (1,300)
Recovery of legal
 defense costs..........        73            --         60        453         --            --         --         --
Interest and other
 income, net............       260           263         11        178         78           197        230        218
                           -------       -------    -------    -------    -------       -------    -------    -------
Net loss................   $(6,149)      $(3,655)   $(2,890)   $(1,759)   $(2,562)      $(2,156)   $(1,499)   $(1,082)
                           =======       =======    =======    =======    =======       =======    =======    =======

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 28th day of March 2001.

                                          CONCEPTUS, INC.

                                                    /s/ Steven Bacich
                                          By: _________________________________
                                                       Steven Bacich
                                               President and Chief Executive
                                                          Officer

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

        Signature                        Title                       Date
        ---------                        -----                       ----
   /s/ Steven Bacich      President, Chief Executive Officer    March 28, 2001
 ________________________  and Director (Principal Executive
      Steven Bacich        Officer)


    /s/ Glen Furuta       Vice President, Finance and           March 28, 2001
 ________________________  Administration and Chief Financial
       Glen Furuta         Officer


  /s/ Florence Comite     Director                              March 28, 2001
 ________________________
     Florence Comite


   /s/ Sanford Fitch      Director                              March 28, 2001
 ________________________
      Sanford Fitch


 /s/ Howard D. Palefsky   Director                              March 28, 2001
 ________________________
    Howard D Palefsky


  /s/ Richard Randall     Director                              March 28, 2001
 ________________________
    Richard D. Randall


  /s/ Kathryn Tunstall    Director                              March 28, 2001
 ________________________
     Kathryn Tunstall

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  10.34  Lease agreement dated November 14, 2000 with Dani Investment Partners.
  10.35  Warrant agreement dated November 27, 2000 between the Registrant and
          Dan Walldock.