Form 10-Q
period 2001-03-31
CONCEPTUS INC
filed 2001-05-10
CIK 896778

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Quarter Ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes  X                                            No  ___
         ---

     As of March 31, 2001, 11,765,891 shares of the registrant's Common Stock were outstanding.

================================================================================

                                CONCEPTUS, INC.

                 FORM 10-Q for the Quarter Ended March 31, 2001

                                     INDEX

                                                                                                     Page
Part I.    Financial Information

Item 1.    Financial Statements

           a)  Consolidated balance sheets at March 31, 2001 and December 31, 2000                       3

           b)  Consolidated statements of operations for the three month periods ended March
               31,  2001 and March 31, 2000                                                              4

           c)  Consolidated statements of cash flows for the three month periods ended March
               31, 2001 and March 31, 2000                                                               5

           d)  Notes to consolidated financial statements                                                6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   10

Part II.   Other Information                                                                            11

                         PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               Conceptus, Inc.

                          Consolidated Balance Sheets
              (In thousands, except share and per share amounts)

                                                                                        March 31, 2001          December 31, 2000
                                                                                        --------------          -----------------
                                                                                         (Unaudited)                (Note 1)
Assets
      Current assets:
            Cash and cash equivalents                                                   $        2,229          $           4,621
            Short-term investments                                                               4,651                      7,872
            Inventories                                                                            444                         67
            Other current assets                                                                   299                         59
                                                                                        --------------          -----------------

     Total current assets                                                                       7,623                     12,619

      Property and equipment, net                                                                1,136                      1,153

      Other assets                                                                                 409                        334
                                                                                        --------------          -----------------

Total assets                                                                            $        9,168          $          14,106
                                                                                        ==============          =================
Liabilities and stockholders' equity
      Current liabilities:
            Accounts payable                                                            $        1,032          $             983
            Clinical trial accruals                                                              1,551                      1,910
            Accrued compensation                                                                   373                        987
            Other accrued liabilities                                                              252                        267
                                                                                        --------------          -----------------

      Total current liabilities                                                                  3,208                      4,147
                                                                                        --------------          -----------------

      Commitments

      Stockholders' equity:
            Common stock, $0.003 par value, 30,000,000 shares authorized,
              11,765,891 and 11,701,733 shares issued and outstanding at
              March 31, 2001 and December 31, 2000, respectively                                77,164                     77,107
            Accumulated deficit                                                                (71,204)                   (67,148)
                                                                                        --------------          -----------------

      Total stockholders' equity                                                                 5,960                      9,959
                                                                                        --------------          -----------------

                                                                                        $        9,168          $          14,106
                                                                                        ==============          =================

                            See accompanying notes

                                Conceptus, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                  Three Months Ended
                                                                        March 31,
                                                              -------------------------------
                                                                2001                  2000
                                                              ---------             ---------
Operating expenses:
        Research and development                              $   2,189             $   1,568
        Selling, general and administrative                       2,054                   822
                                                              ---------             ---------

Total operating expenses                                          4,243                 2,390
                                                              ---------             ---------

Operating loss                                                   (4,243)               (2,390)

Recovery of legal defense costs                                       -                   453
Interest and other income, net                                      187                   178
                                                              ---------             ---------

Net loss                                                      $  (4,056)            $  (1,759)
                                                              =========             =========

Basic and diluted net loss per share                          $   (0.35)            $   (0.18)
                                                              =========             =========

Shares used in computing basic and diluted
   net loss per share                                            11,723                 9,680
                                                              =========             =========

                            See accompanying notes

                                Conceptus, Inc.

                     Consolidated Statements of Cash Flows
               (Decrease) Increase in Cash and Cash Equivalents
                                  (Unaudited)
                                (In thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         --------------------------------
                                                                                             2001                 2000
                                                                                         ----------            ----------
Cash flows from operating activities
Net loss                                                                                 $   (4,056)           $   (1,759)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                162                   135
   Changes in operating assets and liabilities
     Accounts receivable                                                                          -                    (5)
     Inventory                                                                                 (377)                    -
     Other current assets                                                                      (240)                  (80)
     Other assets                                                                               (75)                   (5)
     Accounts payable                                                                            49                   265
     Clinical trial accruals                                                                   (359)                    9
     Accrued compensation                                                                      (614)                  (33)
     Other accrued liabilities                                                                  (15)                  (74)
                                                                                         ----------            ----------
Net cash used in operating activities                                                        (5,525)               (1,547)
                                                                                         ----------            ----------

Cash flows from investing activities
   Maturities of investments                                                                  3,221                 3,993
   Capital expenditures                                                                        (145)                 (101)
                                                                                         ----------            ----------
Net cash provided by investing activities                                                     3,076                 3,892
                                                                                         ----------            ----------

Cash flows from financing activities
   Proceeds from issuance of common stock                                                        57                    15
                                                                                         ----------            ----------
Net cash provided by financing activities                                                        57                    15
                                                                                         ----------            ----------

Net (decrease) increase in cash and cash equivalents                                         (2,392)                2,360
Cash and cash equivalents at beginning of period                                              4,621                 3,494
                                                                                         ----------            ----------
Cash and cash equivalents at end of period                                               $    2,229            $    5,854
                                                                                         ==========            ==========

                            See accompanying notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, consider necessary for a fair presentation have been included.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 may not necessarily be indicative of the operating results for the full 2001 fiscal year.

2.   Inventories

     Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following:

                                  March 31, 2001       December 31, 2000
                               --------------------  ---------------------
     Raw materials                     $193                  $31
     Work in process                    179                    8
     Finished products                   72                   28
                                       ----                  ---
     Total                             $444                  $67
                                       ====                  ===

3.   Litigation Cost Recovery

     In March 2000, the Company received $453,000 from its Directors' and Officers' liability insurance policy for recovery of legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. The payment was recorded as other income.

4.   Computation of Net Loss Per Share

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

5.   Comprehensive Income

     During the first quarter of 2001 and 2000, total comprehensive loss approximates net loss as unrealized gains and losses were immaterial.

6.   Subsequent Event

     In April 2001, the Company completed a private placement of approximately
1.64 million shares of newly issued common stock at $7.00 per share, pursuant to Stock Purchase Agreements dated April 10, 2001. Gross proceeds to the Company were $11.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We wish to alert readers that the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000, as well as other factors, including those set forth in the following discussion, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed or implied in any forward-looking statements made by us.


Overview

        Since inception on September 18, 1992, we have been engaged primarily in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. Our current focus is to develop the STOPTM (Selective Tubal Occlusion Procedure) non-surgical permanent birth control device for women. The STOP procedure is designed to be a less invasive, safer and less costly alternative to female surgical sterilization, more commonly known as tubal ligation. Based on data from a 1998 United Nations report, we estimate that 30% of worldwide reproductive couples using contraception rely on tubal ligation. A survey performed by the Centers for Disease Control indicates that tubal ligation is the most prevalent form of birth control in the United States. According to the study, the prevalence increases with age and number of children, and 35% of women aged 35 - 44 have had a surgical tubal sterilization. An estimated 700,000 surgical tubal ligations are performed annually in the U.S., of which 92% are performed in a hospital or surgi-center and require general anesthesia. Using a minimally invasive tubal access delivery system, STOP does not require surgical incisions or general anesthesia, has a rapid recovery time and hence lower total cost when compared to tubal ligation.

        In May 2000, we initiated a pivotal trial of STOP in 13 sites, in the U.S., Australia and select European countries. The trial is designed to obtain 12-month safety, effectiveness and patient comfort data to support the filing of a Pre-Market Approval, or PMA application with the FDA. Through the first quarter of 2001, a total of 465 women have had device placement in both fallopian tubes. Based on interim analysis as of March 23, 2001, 239 of those women have completed the three-month follow-exam and 96% of them had blocked fallopian tubes.

        STOP is listed with Australia's Therapeutic Goods Administration, which allow us to market and sell STOP in Australia. We have established a sales and marketing division in Australia and we launched a consumer and physician marketing campaign in March 2001. The market launch in Australia involved implementing a physician training program, completing reimbursement validation testing, implementing an awareness program for general practitioners and gynecologists, and completing a consumer market research program. It is expected that STOP will be offered in Sydney, Melbourne and Adelaide at up to six sites by late May 2001.

        In February 2001, we received approval to affix the CE Mark to the STOP device, which indicates that STOP is certified for sale throughout the European Union, subject to compliance with local regulations. We expect to make our first commercial sales of STOP in select European markets in 2002, following receipt of reimbursement approval, in certain countries. We intend to establish distribution partnerships in select European markets and revenues are expected in 2002. In the U.S. we intend to begin selling STOP following FDA approval expected in 2003.

     Through a Phase II study commenced in November 1998, we have tested the safety and preliminary effectiveness of the STOP device. As of June 30, 2000, a total of 200 women with proven fertility have had successful placement of the STOP device in the Phase II study. As of March 20, 2001, we have nearly completed the first-year follow-up and have accumulated an aggregate of 3,325 months of patient safety, 2,464 months of effectiveness data, and no pregnancies have been reported among women relying on the STOP device. However, we note that no method of birth control is 100% effective and pregnancies are expected.

     In addition to the pivotal and Phase II studies, we are also performing histology and peri-hysterectomy studies to examine how the cells in the fallopian tube react to the device and to support the theorized mechanism of the STOP device in creating a benign tissue in-growth that blocks the fallopian tube. The tissue in-growth is expected to result in long-term device retention and pregnancy prevention.

     We have a limited history of operations and have experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as we continue to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, to conduct research and product development and to develop appropriate marketing and distribution systems for our STOP device.

     Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the progress of our clinical trials, actions relating to regulatory and reimbursement matters, the extent to which STOP gains market acceptance, the ability to attract marketing partners, the rate at which we establish our domestic and international distribution network, the ability to find third party manufacturers to support commercial manufacturing and the introduction of competitive products for diagnosis and treatment of the female reproductive system.


Results of Operations - Three Months Ended March 31, 2001 and 2000

     Research and development ("R&D") expenses increased to $2,189,000 for the three months ended March 31, 2001, from $1,568,000 for the same period in the prior year. The 40% increase is primarily due to development and testing of process improvement to support future larger scale production, and monitoring and analyses costs related to the ongoing pivotal trial.

     Selling, general and administrative ("SG&A") expenses increased to $2,054,000 for the three months ended March 31, 2001, from $822,000 for the same period in the prior year. The 150% increase is primarily due to marketing efforts to support the commercial introduction of STOP in Australia.

     In first quarter 2000, the Company received $453,000 from its Directors' and Officers' insurance policy for legal defense costs reimbursement in connection with a sexual harassment lawsuit filed against the Company in December 1997.

     We have a limited history of operations. Since our inception in September 1992, we have been engaged primarily in research and development of our T-TAC and STARRT Falloposcopy systems and the STOP device, and since 1996, the ERA and FUTURA product lines. In 1998, we suspended efforts on the T-TAC, STARRT, ERA and FUTURA products and focused our resources solely on the STOP product. We have generated only limited revenues and have only limited experience in manufacturing, marketing or selling our products in commercial quantities. We have experienced significant operating losses since inception and, as of March 31, 2001, had an accumulated deficit of $71.2 million. We expect our operating losses to continue for at least the next several years as we continue to expend substantial resources in research and product development, market development for STOP and complete our clinical trials. Due to the expense and unpredictable nature of these activities, there can be no assurance that we will achieve or sustain profitability in the future.


Liquidity and Capital Resources

     At March 31, 2001, cash, cash equivalents and investments were $6.9 million, compared with $12.5 million at December 31, 2000. The decrease is due to $5.5 million of cash used in operating activities and $145,000 of cash used for the purchase of capital equipment, partly offset by $57,000 of cash received from the exercise of stock options.

     Our existing capital resources, including proceeds received from the April 2001 private placement, will not be sufficient to fund completion of the pivotal trial nor to commercialize our STOP device on a wide-scale basis. Our future liquidity and capital requirements will depend upon numerous factors, including the progress of our clinical research and product development programs, execution and implementation of partnering arrangements, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources devoted to developing, manufacturing and marketing our products. Accordingly, we will require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive convenants. Additional funding may not be available when needed or on terms acceptable to us, which would have a material adverse effect on our business, financial condition and results of operations.


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

Item 3.  Defaults upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.

               None.

        (b)   Reports on Form 8-K.

              On January 12, 2001, the Company filed a current report on Form 8-K under Item 5 ("Other Events") reporting that it had issued a press release announcing early attainment of the Company's patient enrollment goal for its STOP pivotal trial.

              On February 20, 2001, the Company filed a current report on Form 8-K under Item 5 ("Other Events") reporting that it had issued a press release announcing receipts of approval to affix the CE Mark to its STOP device.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONCEPTUS, INC.


                                By: /s/ GLEN K. FURUTA
                                    --------------------------------
                                  Glen K. Furuta
                                  Vice President, Finance and Administration and Chief Financial Officer


Date:  May 10, 2001