Form 10-Q
period 2001-09-30
CONCEPTUS INC
filed 2001-11-14
CIK 896778

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

                 For the Fiscal Quarter Ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _________.



                         Commission file number: 0-27596
                                                ---------

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

                            ________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

     Yes   X                                                 No ___
         ----

     As of November 6, 2001, 16,228,645 shares of the registrant's Common Stock were outstanding.

================================================================================

                                 CONCEPTUS, INC.

       FORM 10-Q for the Quarter and Nine Months Ended September 30, 2001

                                      INDEX

                                                                                                               Page

               Facing sheet                                                                                      1

               Index                                                                                             2

Part I.        Financial Information (Unaudited)

Item 1.        Financial Statements                                                                              3

               a)     Condensed consolidated balance sheets at September 30, 2001 and December 31, 2000

               b)     Condensed consolidated statements of operations for the three and nine month periods
                      ended September 30, 2001 and 2000                                                          4

               c)     Condensed consolidated statements of cash flows for the nine month periods ended
                      September 30, 2001 and 2000                                                                5

               d)     Notes to condensed consolidated financial statements                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                 9
Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        12

Part II.       Other Information                                                                                 13

               Signatures                                                                                        14

                          PART I: FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                                 Conceptus, Inc.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                      Sept 30, 2001       December 31, 2000
                                                                      -------------       -----------------
                                                                       (Unaudited)             (Note 1)
Assets
   Current assets:
             Cash and cash equivalents                                $       3,489       $           4,621
             Short-term investments                                           5,346                   7,872
             Accounts receivable                                                150                       -
             Inventory                                                          937                      67
             Other current assets                                               207                      59
                                                                      -------------       -----------------

   Total current assets                                                      10,129                  12,619

   Property and equipment, net                                                1,587                   1,153

   Other assets                                                                 395                     334
                                                                      -------------       -----------------

Total assets                                                          $      12,111       $          14,106
                                                                      =============       =================

Liabilities and stockholders' equity
   Current liabilities:
             Accounts payable                                         $       1,003       $             983
             Clinical trial accruals                                          1,143                   1,910
             Accrued compensation                                               829                     987
             Other accrued liabilities                                          410                     267
                                                                      -------------       -----------------

   Total current liabilities                                                  3,385                   4,147
                                                                      -------------       -----------------

   Commitments

   Stockholders' equity:
             Common stock, $0.003 par value, 30,000,000 shares               88,675                  77,107
                authorized, 13,878,574 and 11,701,733 shares
                issued and outstanding at September 30, 2001
                and December 31, 2000, respectively
             Accumulated deficit                                            (79,949)                (67,148)
                                                                      -------------       -----------------

   Total stockholders' equity                                                 8,726                   9,959
                                                                      -------------       -----------------

                                                                      $      12,111       $          14,106
                                                                      =============       =================

                             See accompanying notes

                                 Conceptus, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                      ----------------------          ------------------------
                                                        2001          2000              2001            2000
                                                      --------      --------          ---------       --------
Net Sales                                             $    123      $     --          $     286       $     --

Operating expenses:
     Cost of sales                                         537            --              1,183             --
     Research and development                            1,953         2,644              5,818          6,030
     Selling, general and administrative                 2,234         1,274              6,631          3,239
                                                      --------      --------          ---------       --------

Total operating expenses                                 4,724         3,918             13,632          9,269
                                                      --------      --------          ---------       --------

Operating loss                                          (4,601)       (3,918)           (13,346)        (9,269)

Recovery of legal defense costs                             --            --                 --            513
Interest and other income, net                             143           263                545            452
                                                      --------      --------          ---------       --------

Net loss                                              $ (4,458)     $ (3,655)         $ (12,801)      $ (8,304)
                                                      ========      ========          =========       ========

Basic and diluted net loss per share                  $  (0.33)     $  (0.33)         $   (0.99)      $  (0.82)
                                                      ========      ========          =========       ========

Shares used in computing basic and diluted
   net loss per share                                   13,712        11,163             12,920         10,182
                                                      ========      ========          =========       ========

                             See accompanying notes

                                Conceptus, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                       2001               2000
                                                                       ----               ----
Cash flows from operating activities
Net loss                                                          $  (12,801)         $  (8,304)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                          532                392
  Stock compensation expense                                             202                  -
  Changes in operating assets and liabilities
     Accounts receivable                                                (150)                 -
     Inventory                                                          (870)                 -
     Other current assets                                               (148)              (154)
     Other assets                                                        (61)               123
     Accounts payable                                                     20                234
     Clinical trial accruals                                            (767)               233
     Accrued compensation                                               (158)               279
     Other accrued liabilities                                           143                (74)
                                                                  ----------          ---------
Net cash used in operating activities                                (14,058)            (7,271)
                                                                  ----------          ---------

Cash flows from investing activities
  Purchase of investments                                             (5,262)            (6,834)
  Maturities of investments                                            7,788              6,151
  Capital expenditures                                                  (966)              (507)
                                                                  ----------          ---------
Net cash provided by investing activities                              1,560             (1,190)
                                                                  ----------          ---------

Cash flows from financing activities
  Net proceeds from issuance of common stock                          11,366             13,106
                                                                  ----------          ---------
Net cash provided by financing activities                             11,366             13,106
                                                                  ----------          ---------

Net increase (decrease) in cash and cash equivalents                  (1,132)             4,645
Cash and cash equivalents at beginning of period                       4,621              3,494
                                                                  ----------          ---------
Cash and cash equivalents at end of period                        $    3,489          $   8,139
                                                                  ==========          =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.

     The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 may not necessarily be indicative of the operating results for the full 2001 fiscal year.

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

2.   Inventories

     Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following:

     --------------------------------------------------------------------
               (in thousands)      September 30,2001    December 31, 2000
                                   -----------------    -----------------
     --------------------------------------------------------------------
         Raw materials                  $  168                $ 31
     --------------------------------------------------------------------
         Work in process                   613                   8
     --------------------------------------------------------------------
         Finished products                 156                  28
                                        ------                ----
     --------------------------------------------------------------------
         Total                          $  937                $ 67
                                        ======                ====
     --------------------------------------------------------------------

3.   Litigation Cost Recovery

     During the first half of 2000, the Company received an aggregate of $513,000 from its Directors' and Officers' liability insurance policy for recovery of legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. The payment was recorded as other income.

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

6.   Other Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provision of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 141 on July 1, 2001 did not have a material impact on the Company's financial position or results of operations and we do not expect the adoption of SFAS 142 on January 1, 2001 will have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provision of APB No. 30 for presentation of discontinued operation in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

7.       Subsequent Event

         On November 5, 2001, the Company completed a private placement of approximately 2.3 million shares of newly issued common stock at $13.25 per share, pursuant to Stock Purchase Agreements dated November 2, 2001. Gross proceeds to the Company were $30.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report. In addition, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We wish to alert readers that the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000, as well as other factors, including those set forth in the following discussion, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed or implied in any forward-looking statements made by us.

Overview

         Since inception on September 18, 1992, we have been engaged primarily in the design, development and marketing of innovative interventional medical devices for use in reproductive medicine. Our current focus is to market Essure(TM), a permanent birth control procedure for women, which is designed to provide a non-incisional alternative to surgical tubal ligation.

         Data from a 1998 United Nations report show that worldwide, 33% of reproductive couples using contraception rely on surgical tubal ligation. Additionally, a survey performed by the United States Centers for Disease Control indicates that surgical tubal ligation continues to be the most prevalent form of contraception in the United States. According to the study, the prevalence increases with age and number of children, and 35% of women age 35 - 44 have had a surgical tubal sterilization. An estimated 700,000 surgical tubal ligations are performed annually in the U.S., 93% are performed in a hospital or surgi-center under general anesthesia which requires four to five hours of hospital recovery time and an average of three to ten days before returning to regular activities. The Essure procedure is based on a unique and proprietary catheter delivery system for minimally invasive transcervical tubal access, and therefore does not require cutting or penetrating the abdomen and typically takes less than 30 minutes. Accordingly, women are expected to return to their regular physical activities in two days, on average.

         We initiated our pivotal trial of Essure in 2000 throughout the U.S., Australia and select European countries. The pivotal trial is designed to obtain 12-month safety, effectiveness and patient comfort data to support the filing of a Pre-Market Approval, or PMA, application with the FDA. We are planning to submit our PMA to the U.S. Food and Drug Administration by the end of the second quarter of 2002. Interim data show that, excluding the day of the procedure, 92% of the employed women returned to work in one day or less, 88% of patients rated their Essure placement procedure experience as Good to Excellent and 99% rated their device wearing experience as Good to Excellent in follow-up visits conducted to date. A comparison to laparoscopic tubal ligation was not performed in the pivotal trial; however, published reports show that women who undergo surgical tubal ligation return to regular physical activities in an average of three to ten days.

         To date, combining interim data from both the pivotal trial and phase II study of the current generation design, more than 575 women years of effectiveness testing have been achieved without any reported pregnancy. Statistical analysis of this interim data supports a current effectiveness rate of 99.8% for Essure. However, follow up in the trials is on going, and we note that no method of birth control is 100% effective and pregnancies are expected. In addition, continued follow-up in the trial is necessary to support a one-year effectiveness rate for the PMA filing.

         Essure is listed with Australia's Therapeutic Goods Administration, which allows us to market and sell in Australia. Since the second quarter of 2001, we have implemented an awareness program in Australia directed at general practitioners (GP) and gynecologists focused on patient counseling and referral. This was necessary because in Australia the general practitioner is required to make the referral to the gynecologist for woman to have this procedure. To date, we have trained 90 gynecologist specialists at more than 25 sites throughout Australia, and our GP education efforts have been accelerating patient referrals to our trained specialists. With a sufficient base of trained GPs and specialists, we have recently resumed our direct-to-customer advertising efforts, and call centers are showing a significant increase in consumer calls.

         Besides Australia, we also have marketing clearance in Singapore and have begun to sell Essure to one of the largest public hospitals in Singapore. We are currently training physicians from hospitals and private centers in Singapore. Modest revenues are anticipated in that country through the remainder of 2001. In addition, we have obtained the right to affix the CE Mark to the Essure device, allowing us to sell Essure throughout the European Union, subject to compliance with local regulations. To date, we have trained 8 clinicians for reimbursement studies in the UK and France and anticipate the reimbursement process to be completed in 2002. In Europe, we are also evaluating marketing opportunities through distributor and corporate partnership arrangements, and will select a distribution channel in the upcoming months. We expect to make our first regular commercial sales of Essure in select European markets in 2002. In the U.S., we intend to begin selling Essure following FDA approval, which is expected in 2003.

         In addition to the pivotal trial and phase II study, we are continuing our histology studies to add strength to our database regarding how the fallopian tube reacts to the Essure micro-insert and to support the theorized mechanism of action. The micro-insert elicits tissue in-growth throughout and around the device which is intended to block the fallopian tube and result in long-term device retention and pregnancy prevention.

         We have a limited history of operations and have experienced significant operating losses since inception. Operating losses are expected to continue for at least the next several years as we continue to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, to improve and expand manufacturing capabilities for commercialization, to conduct research and product development and to develop appropriate marketing and distribution systems for Essure.

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

Results of Operations - Three and Nine Months Ended September 30, 2001 and 2000

         Revenues were $123,000 and $286,000 for the three and nine months ended September 30, 2001 as compared to none for the same periods in the prior year. In May 2001, Conceptus initiated its first commercial launch in Australia and the revenues recorded primarily represent sales in Australia.

         Cost of sales for the three and nine months ended September 30, 2001 was $537,000 and $1,183,000 as compared to none for the same periods in the prior year.

         Research and development ("R&D") expenses decreased 26% to $1,953,000 for the three months ended September 30, 2001, from $2,644,000 for the same period in the prior year. For the nine months ended September 30, 2000, R&D expenses decreased 4% to $5,818,000 from $6,030,000 for the same period in the prior year. The decreases were due primarily to the completion of pivotal trial patient enrollment in 2000.

         Selling, general and administrative ("SG&A") expenses increased 75% to $2,234,000 for the three months ended September 30, 2001, and 105% to $6,631,000 for the nine months ended September 30, 2001, from $1,274,000 and $3,239,000 for the same periods in the prior year, respectively. The increases were largely due to sales and marketing efforts related to the Company's commercial introduction of Essure, which included advertising, professional training and awareness programs.

         During the first half of 2000, the Company received an aggregate of $513,000 from its Directors' and Officers' insurance policy for legal defense costs reimbursement in connection with a sexual harassment lawsuit filed against the Company in December 1997. The receipt was recorded as other income.

         Net interest and other income decreased to $143,000 for the three months ended September 30, 2001, from $263,000 for the same period in the prior year primarily as a result of a lower average invested cash balance due to cash used in operations. For the nine months ended September 30, 2001, net interest and other income increase to $545,000 from $452,000 for the same period in the prior year due to investment income on proceeds provided by the April 2001 private placement.

         We have a limited history of operations. Since our inception in September 1992, we have been engaged primarily in research and development of our T-TAC and STARRT Falloposcopy systems and the Essure device, and since 1996, the ERA and FUTURA product lines. In 1998, we suspended efforts on the T-TAC, STARRT, ERA and FUTURA products and focused our resources solely on the Essure product. We have generated only limited revenues and have only limited experience in manufacturing, marketing or selling our products in commercial quantities. We have experienced significant operating losses since inception and, as of September 30, 2001, had an accumulated deficit of $80.0 million. We expect our operating losses to continue for at least the next several years as we continue to devote substantial resources in manufacturing process improvement, product improvement, market development for Essure and complete our clinical trials. Due to the expense and unpredictable nature of these activities, there can be no assurance that we will achieve or sustain profitability in the future.

Liquidity and Capital Resources

         At September 30, 2001, cash, cash equivalents and investments were $8.8 million, compared with $12.5 million at December 31, 2000. The net decrease of $3.7 million is primarily due to $14.1 million of cash used in operating activities and $966,000 of cash used for the purchase of capital equipment and leasehold improvements, partly offset by $11.4 million of net proceeds received from the April 2001 private placement and stock option exercises.

         We estimate that our existing capital resources, including the recent November financing of $30.8 million, will be sufficient to meet our requirements into the first half of 2003. Our future liquidity and capital requirements will depend upon numerous factors, including the clinical efficacy of and market demand for our product, the execution and implementation of partnering arrangements, the receipt of and the time required to obtain regulatory clearances and approvals, the ability to scale up commercial manufacturing capabilities and the resources devoted to developing, manufacturing and marketing our products. Accordingly, we will continue to require additional financing and therefore, will in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us, which would have a material adverse effect on our business, financial condition and results of operations.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

                  None.

         (b)   Reports on Form 8-K.

               On July 26, 2001 the Company filed a current report on Form 8-K under Item 5 ("Other Events") reporting that it had issued a press release announcing financial results for the three and six months ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     CONCEPTUS, INC.



                        By: /s/ GLEN K. FURUTA
                                -----------------------------------------------
                                Glen K. Furuta
                                Vice President, Finance and Administration and Chief Financial Officer

Date: November 14, 2001