Form 10-K405
period 2001-12-31
CONCEPTUS INC
filed 2002-04-01
CIK 896778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

             Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, $0.003 par value per share
                                ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]   NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting stock held by nonaffiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on February 28, 2002 was approximately $ 243,060,000 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 16,505,223 shares of Registrant's Common Stock issued and outstanding as of February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                 CONCEPTUS, INC.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                          PAGE
PART I.
Item 1.        Business........................................................2
Item 2.        Properties ....................................................18
Item 3.        Legal Proceedings .............................................18
Item 4.        Submission of Matters to a Vote of Security Holders ...........18
PART II.
Item 5.        Market for Registrant's Common Stock and Related Stockholder
               Matters........................................................19
Item 6.        Selected Consolidated Financial Data...........................20
Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................21
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....34
Item 8.        Consolidated Financial Statements and Supplementary Data.......34
Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................34
PART III.
Item 10.       Directors and Executive Officers of the Registrant.............35
Item 11.       Executive Compensation.........................................35
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.....................................................35
Item 13.       Certain Relationships and Related Transactions.................35
PART IV.
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K............................................................36
               Index to Consolidated Financial Statements.....................39
               Signatures.....................................................56

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO. THIS ANNUAL REPORT ON FORM 10-K, AND IN PARTICULAR THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "PLANS," "SEEKS" AND WORDS OF SIMILAR IMPORT IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CONCEPTUS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE UNCERTAINTY OF MARKET ACCEPTANCE OF OUR PRODUCT; OUR LIMITED OPERATING HISTORY; OUR ABILITY TO DEVELOP AND MAINTAIN PROPRIETARY ASPECTS OF OUR TECHNOLOGY; OUR ABILITY TO OBTAIN THE NECESSARY GOVERNMENTAL CLEARANCES OR APPROVALS TO MARKET OUR PRODUCT; DEPENDENCE ON OBTAINING AND MAINTAINING REIMBURSEMENT; INTENSE COMPETITION IN THE MEDICAL DEVICE INDUSTRY; THE INHERENT RISK OF EXPOSURE TO PRODUCT LIABILITY CLAIMS AND PRODUCT RECALLS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K. THESE FACTORS ARE DISCUSSED IN MORE DETAIL BELOW. GIVEN THESE UNCERTAINTIES, PERSONS EVALUATING OUR BUSINESS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1.  BUSINESS

OVERVIEW

         We develop, manufacture and market an innovative and proprietary non-incisional permanent birth control device for women. Our Essure(TM) procedure, formerly known as STOP (Selective Tubal Occlusion Procedure), delivers a soft and flexible micro-insert into a woman's fallopian tubes, which is designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. Essure is performed as an outpatient procedure and is intended to be a less invasive and less costly alternative to tubal ligation, the leading form of birth control in the U.S. and worldwide. Essure is currently being marketed in Australia, Singapore, Canada and six markets in the European Union. We anticipate filing a Premarket Approval (PMA) application with the U.S. Food and Drug Administration, or FDA, in the second quarter of 2002, and intend to begin marketing Essure in the U.S. following FDA approval, which we expect to receive in 2003.

         Tubal ligation involves abdominal incisions, general anesthesia, four to five days of recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which is expected to lower the likelihood of post-operative pain due to the incision, and is performed in an outpatient setting without general anesthesia. The Essure procedure averaged 13 minutes in the Pivotal trial. A patient could anticipate spending about 35 minutes pre-op to post-op and should expect to be discharged about 45 minutes after the procedure. No overnight hospital stay is required. Furthermore, reliance on Essure does not involve taking drugs or hormones. For these reasons, we believe that Essure represents an attractive alternative to tubal ligation for women seeking permanent birth control. Among women from our Phase II clinical study and Pivotal trial who have worn the micro-inserts for six months or more, 99% of them rate their comfort with Essure as "good" to "excellent" at the follow-up visits conducted thus far. Excluding the day of procedure, 92% of the patients who are employed returned to work in one day or less.

         We believe that physicians will be receptive to Essure because it is a less invasive permanent birth control option to offer their patients which has unique benefits. We also believe physicians will find Essure procedures relatively easy to perform, after completing a training program involving the use of a hysteroscope. We believe hospitals will incur lower overhead costs with the Essure procedure compared with tubal ligation. We expect payors to experience cost reductions resulting from the elimination of overhead and procedural costs related to general anesthesia and post-operative hospital stays associated with tubal ligations. In addition, payors may also benefit from the reduction of unwanted pregnancies associated with non-permanent methods of birth control in patients who may elect to have our procedure but have avoided currently available permanent methods due to their drawbacks.

         We commenced a multi-center, international Pivotal, or Phase III, trial in May 2000. This trial was designed to obtain 12-month safety, effectiveness and patient comfort data to support the filing of a PMA application with the FDA. As of March 2002, we had accumulated more than 800 woman-years of effectiveness data between our Phase II clinical study and Pivotal trial, and statistical analysis based on interim data from these ongoing trials supports a current estimate of a one-year effectiveness rate of 99.8%. Based on this high effectiveness rate, we submitted a written proposal to the FDA requesting that the PMA application be filed with one-year data on 350 women in the Pivotal trial, instead of the previously agreed to 400 women. The FDA has accepted the proposal and as a result, we plan to submit the final PMA application with the one-year data on 350 women, and follow with an update on the one-year data on an additional 50 women from the Pivotal trial in the second quarter of 2002. Although we have not had reported pregnancies in our clinical trials to date with Essure's current design, no method of birth control has proven 100% effective and we expect women participating in our Pivotal trial and Phase II clinical study to report pregnancies in the future.

         Essure is listed with Australia's Therapeutic Goods Administration, which allows us to market and sell Essure in Australia. We have a sales and marketing group in Australia and began commercial sales there in the second quarter of 2001. In February 2001, we received approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with the Ministry of Health and/or particular requirements regarding labeling or distribution. We have recently begun reimbursement studies in France and U.K. We have established distribution partnerships in select European markets, including U.K, Northern Ireland, Portugal, Spain, Holland and Finland, and made our first commercial sales there in December 2001. We began selling Essure in Singapore in 2001 and are currently using a distributor to market and distribute our product. In North America, we received clearance from Health Canada to market Essure in Canada in November 2001. We intend to begin selling Essure in the U.S. following FDA approval, which we expect to receive in 2003.

OUR MARKET

         A 1995 National Survey of Family Growth performed by the Centers for Disease Control (CDC), the most current available statistic on U.S. reproductive health, estimated that 64% of the 60.2 million U.S. women of reproductive age (15-44) use some form of birth control. The most common forms of birth control in the U.S. according to this 1995 study were tubal ligation (18%), oral contraceptives (17%), condom (13%) and vasectomy (7%).

         Permanent birth control procedures such as tubal ligation and vasectomy are used by 25% of U.S. reproductive couples. Prior to 1971, vasectomy, a male sterilization procedure, outnumbered tubal ligation by more than 2:1. Since the adoption of a less invasive laparoscopic procedure in 1971, tubal ligation procedures have currently outnumbered vasectomies by 75% annually. The 1995 CDC study estimated 700,000 tubal ligation procedures are performed each year, and that the prevalence increases with age and number of children. 90% of U.S. women who have had tubal ligation have two or more children and 65% of these women are between ages 35-44. Despite the decrease in vasectomies, we estimate there are still approximately 400,000 vasectomy procedures performed each year in the U.S.

         In addition to permanent birth control procedures, the CDC study estimated 21 million U.S. women use temporary methods of birth control, such as oral contraceptives, implants and injectables. Included in this group are approximately 7 million women whom we believe are likely to consider a permanent form of birth control because they have two or more children. Furthermore, researchers in a 1999 article published in Family Planning Perspectives theorized that women may not be completely satisfied with long-term use of temporary methods of birth control. The study found that 44% of women using temporary birth control change methods for a method-related cause within 12 months, which increases to 61% by 24 months. For these reasons, we believe our market includes not only women who desire permanent birth control, but potentially also women who have completed childbearing but are using temporary birth control methods.

Based on data from the CDC's 1995 National Survey of Family Growth, the following chart summarizes birth control methods used by women between the ages of 30-44 in the U.S.:

________________________________________________________________________________
Method             Age 30-34             Age 35-39           Age 40-44
________________________________________________________________________________
Fertile women      8.044 million         8.173 million       7.314 million
________________________________________________________________________________
Tubal ligation     30%                   41%                 50%
________________________________________________________________________________
Pill               29%                   11%                 6%
________________________________________________________________________________
Condom             18%                   17%                 12%
________________________________________________________________________________
Vasectomy          --                    19%                 20%
________________________________________________________________________________
All others         13%                   12%                 12%
________________________________________________________________________________


         Worldwide, there is a larger market for permanent birth control. According to the Population Council, there were more than 14 million tubal ligation procedures performed worldwide in 2000. The most current and available report on worldwide birth control statistics is a 1998 United Nations report on birth control methods used in 1993 by reproductive couples. The report indicated that tubal ligation, the leading form of permanent birth control method worldwide, was used by 19% of reproductive couples, followed by intrauterine devices at 13%, oral contraceptives at 8% and condom at 4%. In the European Union, we estimate there are more than 10 million women who may be potential candidates for this procedure. In Canada, according to a Statistic Canada report published in March 2002 and a Family Planning Perspectives article in April 2000, it is estimated that there are approximately 2.0 million women between the ages of 18-44 who are using reversible methods of birth control, a certain percentage of whom may be potential candidates for Essure.

OTHER AVAILABLE PERMANENT BIRTH CONTROL METHODS

TUBAL LIGATION. Tubal ligation is the most common form of birth control because it is the only method of female birth control that combines high effectiveness with no required user compliance and a very low risk of long-term side effects. However, the difficulty in accessing the fallopian tubes has made it necessary to perform invasive surgery. There are many ways to perform the procedure, but the most common interval method is laparoscopic tubal ligation. This procedure requires one to two punctures to be made in the abdomen and carbon dioxide gas to inflate the abdomen to improve visibility and access for the surgeon. The fallopian tubes are then ligated by cutting or cauterizing, or by mechanical occlusion using clips or rings. Because tubal ligation requires penetration of the abdomen, 92% of these procedures are performed under general anesthesia. The typical surgical procedure takes approximately 45 minutes and is followed by three to four hours of recovery time in a hospital setting. Additionally, women typically take four to five days off work after a tubal ligation. According to a 1982 American Journal of Obstetrics and Gynecology article which examined more than 24,400 laparoscopic tubal ligations, surgical difficulties, such as equipment problems, difficulties due to abdominal adhesions or interference by the bowel or bladder, occur in 5.1% of laparoscopic procedures. More serious surgical complications occur in 1.7% of laparoscopic procedures and include unintended injury to the bowel, bladder, artery/vein, fallopian tubes, uterus and electrical shock to the patient.


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

OTHER AVAILABLE TEMPORARY BIRTH CONTROL METHODS

ORAL CONTRACEPTIVES AND PRESCRIPTION DRUGS. Birth control pills and drugs offer temporary birth control to women. Birth control pills contain female hormones and require a daily pill-taking regimen in order to stop the ovaries from releasing eggs. According to the 1998 FDA guidelines, the birth control pill has a "typical use" failure rate of 5.0% in the first year of use. This method has a relatively high failure rate because of imperfect user compliance, an inherent problem with many methods of non-permanent birth control. Many physicians may not prescribe birth control pills to women over the age of 35 who smoke cigarettes because of the potential for serious side effects. The pill may contribute to cardiovascular disease, including high blood pressure, blood clots, and blockage of the arteries. Depo-Provera is an injection that inhibits ovulation and inhibits sperm from entering the uterus for up to 12 weeks. Norplant consists of thin implants that are inserted under the skin of the upper arm and release a constant small dose of a hormone which inhibits ovulation and inhibits sperm from entering the uterus for up to five years. According to the 1998 FDA guidelines, injectables and implantables such as Depo-Provera and Norplant have failure rates of 0.3% and 0.05%, respectively, but have undesirable side effects such as menstrual cycle changes, weight gain, and breast tenderness.


CONDOMS AND DIAPHRAGMS. Condoms are male contraceptives that may also protect against sexually transmitted diseases. Diaphragms are soft, flexible, cup-shaped products that are placed inside of a woman's vagina and over the cervix in order to prevent the sperm from entering the uterus and fertilizing the egg. Although condoms and diaphragms have very limited side effects, these methods have relatively high first-year failure rates primarily due to imperfect user compliance. According to the 1998 FDA guidelines, the first-year "typical use" failure rates are 14% for condoms and 20% for diaphragms.

INTRAUTERINE DEVICES (IUDS). IUDs are small devices that are placed in a woman's uterus to prevent fertilization of the egg. According to the 1998 FDA guidelines, IUDs have a first year failure rate of 0.8% to 2%. However, the use of IUDs among U.S. women is less than 1%. Potential side effects from IUDs include uterine perforation, irregular menses and infection.


THE ESSURE PRODUCT

         We developed Essure in response to the market need for a permanent, less invasive and less costly alternative to tubal ligation. We believe Essure will also appeal to women who have completed childbearing but elect to use non-permanent methods of birth control to avoid a surgical tubal ligation.

         The Essure micro-insert is designed to be placed into each fallopian tube using standard hysteroscopic techniques and our minimally invasive tubal access delivery system. The delivery system is a disposable plastic handle with a thumb-wheel that is connected to our proprietary guidewire and catheter system. The micro-insert is constructed of medical grade materials - a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy (Nitinol(TM)), and a layer of polyethylene terephthlate (PET) fibers wound between the inner and outer coils. All of these materials have been used in the body for a variety of different applications, including cardiovascular surgery for many years. Nitinol, a shape-memory metal, has been used in cardiovascular and peripheral stents. PET fiber, proven to promote tissue in-growth, has been used in a variety of other medical applications, including artificial heart valves and vascular grafts. Stainless steel has been used in numerous long-term medical applications.

         An Essure micro-insert is deployed into each of the woman's fallopian tubes using a hysterocope, an instrument that allows visual examination of the cervix and uterine cavity. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician will release the micro-insert. When released, the micro-insert will then automatically expand to the contours of the fallopian tube. Over a three-month time frame, the polyester fibers within the micro-insert will elicit a localized, benign tissue in-growth that will occlude the fallopian tubes, thereby preventing pregnancy.

         Based on findings from our clinical trial results, we believe the Essure procedure has key advantages over the current leading form of permanent contraception, which is tubal ligation:

          ______________________________________________________________________
                                          Essure                    Tubal
                                         Procedure                 Ligation
          ______________________________________________________________________
          Procedure                    Transcervical ->         Incisional ->
                                       Non-incisional        Abdomenal incision
                                                                or puncture
          ______________________________________________________________________
          Typical anesthesia               Local                 General
          ______________________________________________________________________
          Procedure time                13-18 minutes        about 45 minutes
          ______________________________________________________________________
          Post-op recovery time          45 minutes              3-4 hours
          ______________________________________________________________________
          Where performed                Outpatient/             Inpatient/
                                       Surgi-center or          Hospital or
                                       Doctor's office         Surgi-center
          ______________________________________________________________________
          Average return to regular
          activities                      1-2 days                4.4 days
          ______________________________________________________________________

         There are, however, certain key factors that a woman must consider when she selects the Essure procedure. First, the woman must be certain that permanent birth control is desired, because Essure is not reversible. Second, for three or more months after the Essure procedure, a temporary method of birth control must be used in combination with Essure. Third, device placement will not be successful in all patients. In our Pivotal trial, 90% of the women who underwent a placement attempt received bilateral placement, 8% did not receive micro-insert placement at all and 2% received unilateral placement and thus were unable to rely on the placement for contraception. Fourth, not all women in whom a device is implanted will be able to rely on the device for contraception. In the Pivotal trial, 4% of women in whom at least one device was placed were not subsequently able to rely on the device for contraception due to improper device location, and due to unilateral placement. Also, 6% of women who were able to rely on the device for contraception required more than one placement procedure. Fifth, as with all medical procedures, there are risks to Essure. Risks associated with the device placement procedure are typical of hysteroscopic procedures and include fainting, nausea, vomiting, over-absorption of saline, vaginal bleeding, cramping and pain. In addition, as with any hysteroscopic procedure or sterilization procedure, pain, cramping and menstrual pattern changes occur post-operatively. Also, as with any sterilization procedure, some women have reported intermittent pain and/or menstrual pattern changes, but persistent pain and/or menstrual pattern changes have been reported in less than 1% of women to date. By comparison, based on a published article in a 1982 American Journal of Obstetrics and Gynecology which examined more than 24,400 laparoscopic tubal ligations, surgical difficulties occurred in 5.1% of laparoscopic procedures and include equipment problems, difficulties due to abdominal adhesions and interference by the bowel or bladder. Based on the same study, more serious surgical complications occur in 1.7% of laparoscopic procedures and include unintended injury to the bowel, bladder, artery/vein, fallopian tubes, uterus and electrical shock to the patient.


OUR CLINICAL PROGRESS

PIVOTAL TRIAL

         A Pivotal, or Phase III, trial of Essure was initiated in May 2000, under an Investigational Device Exemption from the FDA. The pivotal study, being conducted at 13 clinical sites in the U.S., Australia, United Kingdom, Spain and Belgium, includes over 450 women in whom the Essure micro-inserts were placed. The clinical endpoints of the study include safety and comfort during and after the Essure procedure as well as pregnancy prevention.

         As of March 2002, 320 women had completed the one-year follow-up visit. As of March 2002, there had been no pregnancies reported in women relying on Essure for contraception, nor have there been reported requests for procedure reversal in the Pivotal trial. 99% of the women have reported their comfort with the wear of Essure as "good" to "excellent" at each of the subsequent follow-up visits.

         Based on the > 99% effectiveness rate established in our Pivotal trial,
                      -
we submitted a proposal to FDA requesting our PMA application be filed with one-year data on 350 women instead of the previously agreed to 400 women. The FDA accepted this proposal in March 2002, and as a result, we plan to file the PMA application for Essure in the second quarter of 2002. To date, we have submitted two modules of the Essure PMA application and the FDA has accepted and closed the first module.

         The Pivotal trial is still ongoing, and the Pivotal trial statistics presented may change as longer term follow-up data from the women participating in the trial is gathered, audited and analyzed.

PHASE II CLINICAL STUDY

         We commenced the Phase II clinical study of safety and preliminary effectiveness of the Essure device in November 1998 and a total of 227 women underwent a placement attempt by June 30, 2000. Essure devices were placed in both fallopian tubes of 200 women, or 88% of the women who underwent a placement procedure. We have completed the first year follow-up of women in the Phase II study, and over 100 women have completed the two-year follow-up. None of the women in the trial have reported a pregnancy. During the past year, one woman requested removal of her Essure devices due to persistent menstrual pain. These were removed without incident. We had accumulated an aggregate of greater than 5,600 woman-months of patient safety and greater than 4,700 woman-months of effectiveness data as of March 2002. 99% of the women described their satisfaction with the wear of our device as "good" to "excellent" at all study visits.

         Based on zero observed pregnancies in the two studies, the March 2002 estimate of the one-year effectiveness of Essure is greater than 99%.

         The following table summarizes data from our two clinical trials as of February 28, 2002:


                                                          __________________________________

                                                             Pivotal Trial    Phase II Study
____________________________________________________________________________________________

Number of women undergoing a placement procedure                  518*             227
____________________________________________________________________________________________
% of women with devices placed in both fallopian tubes            90%              88%
____________________________________________________________________________________________
Average procedure time for placement of micro-inserts         13 minutes        18 minutes
____________________________________________________________________________________________
"Good" to  "Excellent"  rating  of  patient  tolerance  of        88%              89%
procedure
____________________________________________________________________________________________
Accumulated months of follow-up, all placements                 >7,000            >5,600
____________________________________________________________________________________________
Adverse event rates preventing reliance on Essure                2.5%              3.5%
____________________________________________________________________________________________
Accumulated  months of  effectiveness  testing  from women      >5,500            >4,700
with Essure devices in both tubes
____________________________________________________________________________________________
Reported pregnancies in women relying on Essure                  none              none
____________________________________________________________________________________________

 * Includes the 2% of women in whom a hysteroscope could not be placed or the fallopian tube osita could not be visualized.



OTHER STUDIES

         We have also performed histology and peri-hysterectomy studies in women who agreed to have Essure devices placed in their fallopian tubes prior to surgical removal of their uterus and fallopian tubes for medical reasons. In our histology study, high-powered microscopes were used to examine how the cells in the fallopian tube react to the Essure device. Data obtained from the histological analysis of the fallopian tubes in these patients supports the theorized mechanism of action of the Essure device. Specifically, the polyester fibers in the Essure device cause a local, benign tissue in-growth which blocks the fallopian tube. This tissue in-growth is expected to result in both long-term device retention and pregnancy prevention. Our peri-hysterectomy study examined placement feasibility during the initial device development, and was subsequently used for training and to evaluate device improvements.

         Currently, we are also conducting a peri-hysterectomy study to test an internally developed new catheter design. The new catheter is being tested to provide an alternative to our existing catheter, which is based on a third party proprietary technology. Pending the outcome of the peri-hysterectomy study, the new catheter will be tested in a safety and effectiveness study outside of the U.S.


CLINICAL HISTORY OF DISCONTINUED DESIGN


         In 1997 and 1998, an earlier generation of the Essure device was evaluated in 20 women, separate from the Phase II clinical study and Pivotal trial discussed above. Device placement was achieved in 14 of the 20 patients, but device expulsion occurred in 4 of the 14 patients. This unsatisfactory device expulsion rate led to the discontinuation of this design. In June 2000, a pregnancy was reported in one of the 10 remaining women wearing the discontinued device and was believed to be due to a placement that was not as set forth in the clinical protocol. This pregnancy was reported to the FDA and the FDA did not raise any questions with respect to this pregnancy. The pregnancy also had no effect on the FDA approval status of our current Pivotal trial since it involved an earlier, discontinued design. This pregnancy was not included in the calculation of the current effectiveness rate.


OUR MARKETING AND REGULATORY PROGRESS

         Essure is listed with Australia's Therapeutic Goods Administration, which allows us to market and sell in Australia. A market launch of Essure in Australia began during the second quarter of 2001. In the Australian health care system, specialized procedures such as Essure require a referral from a primary physician (a general practitioner) prior to seeing a gynecologist. Recognizing that the general practitioner's role is key to a patient's referral to a gynecologist, we developed and implemented awareness programs directed at general practitioners regarding patient counseling and referral. At the same time, we implemented physician training and preceptoring programs aimed at educating and qualifying gynecologists for the procedure. Consumer awareness campaigns were implemented to direct women to their general practitioners for counseling and potential referral for an Essure procedure.

         The Australia market is small, as compared to larger markets such as select Asian and European countries and the United States. Accordingly, the Australia market is intended to be a pilot market for us to learn and refine our marketing, sales, and distribution strategies and techniques.

         In addition to the Australia launch in the Pacific Rim region, we also registered Essure in Singapore in 2001 and have contracted with a major hospital in Singapore where our physicians perform the Essure procedure as well as train gynecologists to perform the procedure. We are currently using a distributor in Singapore to market and distribute our product in that country.

         In early 2001, we received approval to affix the CE Mark to Essure, which permits us to sell Essure throughout the European Union, subject to compliance with local regulations such as registration with the Ministry of Health and/or particular requirements regarding labeling or distribution. We have recently begun reimbursement studies in France and U.K. These studies are intended to support approvals for physician and device reimbursement. We have established and intend to use major distributors in select European Union countries, including U.K, Northern Ireland, Portugal, Spain, Holland and Finland, for initial and near-term commercialization. We established a sales and marketing division in France in December 2001 to oversee our marketing and distribution effort in Europe.

        In North America, we received clearance in November 2001 from Health Canada to begin marketing Essure in Canada. In the U.S., we have submitted two PMA modules to the FDA since November 2001, and the FDA has accepted and closed the first module. Our goal is to complete our PMA submission to the FDA in the second quarter of 2002. Based on recent FDA correspondence, we believe that if the PMA application is deemed "fileable," it will be brought before the Advisory Panel in July or October of 2002 for determination of approvability with the FDA. We intend to begin selling Essure in the U.S. following FDA approval, which we expect to receive in 2003.

 SALES AND MARKETING

         Our sales and marketing strategy is to primarily market Essure to gynecologists while building interest and awareness among consumers and general practitioners. We intend to identify, educate and train gynecologists in our procedure through a combination of presentations at major medical conferences, hands-on simulation and ultimately, proctored procedures with a clinician experienced in our Essure procedure. In addition, we intend to build awareness among consumers, general practitioners and the broader medical community through the use of public relations and targeted advertising.

         In Australia, we have established a direct sales force to sell and market our product. We have sales representatives and physician trainers who work out of Essure centers affiliated with local hospitals. In these centers, our physician trainers perform the procedure and train gynecologists to perform the procedure. The physician trainers are responsible for the initial training of gynecologists and will assist with continuing education. Additionally, we have engaged a public relations firm to assist in our commercial marketing campaign in Australia.

         In 2002, we have introduced Essure internationally in Canada and in select countries in Europe through local and/or regional distributors. Initially, we are targeting countries in Europe that have demonstrated favorable acceptance and reimbursement of new technologies and will begin to target similar countries in the Pacific Rim. Where possible, we will seek to establish strategic distribution partnerships with companies or organizations with resources to cover large regions and multiple markets. We intend to establish a network of smaller distributors in areas where we are unable to establish a regional strategic partnership.

         Upon receipt of FDA Premarket approval, we intend to sell, market and distribute Essure in the U.S. through a direct sales force. We may affiliate with local hospitals to establish clinics, or Essure centers, in strategic regions of the U.S. to train and educate gynecologists in the Essure procedure.


REIMBURSEMENT

         We believe that obtaining physician fee and device reimbursement for Essure will be an important step toward commercialization of Essure in the U.S. and overseas. Regardless of the country and its type of reimbursement system, physician advocacy of our products, together with studies demonstrating clinical efficacy and cost, will be required to obtain adequate reimbursement.

U.S.

         Health care providers in the U.S. typically rely on third-party payors, specifically Medicare, Medicaid and private health insurers, to reimburse all or part of the cost of procedures in which medical devices are used. Access to these funds is based on coding systems that are specific to procedure type and typically separate physician fees and funding paid to the facility. In most cases, facility fees include payment for the medical device and are generally paid at rates negotiated between the providers (e.g., hospitals) and third-party payors. We have hired consultants to survey the applicability of existing reimbursement codes for Essure and to assist us in developing a strategic plan to obtain reimbursement for both the physician fee and our device. Based on analysis performed to date, we believe our Essure procedure may be reimbursed under an existing reimbursement code. Our next step will be to test the analysis with a procedure where reimbursement from a third-party payor is requested. However, we cannot perform procedures in the U.S. at this time as we do not have FDA approval. Therefore, the earliest opportunity to test our reimbursement code will occur after we have obtained FDA approval on the Essure procedure. While we may begin other clinical investigations in the U.S. prior to FDA approval, they are not considered good vehicles for reimbursement testing as third-party payors typically treat non-approved products and procedures differently in terms of coverage.

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

         In Australia, we obtained approval from the appropriate government agency to use the existing tubal ligation reimbursement code for our Essure procedure in 1999, and numerous procedures were reimbursed in 2000 using this code. In March 2001, however, we received notification from the government agency that the continued applicability of this particular code for our Essure procedure would be reviewed. The review commenced in September 2001 and includes an examination of the clinical and economic outcomes data. The conclusion of this review will determine the future level of reimbursement for our Essure procedure in Australia. In the interim until the review is completed, we have obtained clearance to use an existing reimbursement code, which provides physicians with less reimbursement than a laparoscopic tubal ligation procedure. The difference is approximately US$90 and the physician customarily charges the patient an additional fee to cover this amount.

         In Europe, consultants are assisting us in developing a strategic plan to obtain reimbursement in certain European countries, and we are conducting clinical reimbursement studies in selected regional markets, including France and the U.K.


MANUFACTURING

         Our manufacturing strategy is to conduct certain proprietary manufacturing processes in-house. Currently, all manufacturing processes are performed in our facility in San Carlos, California, with the exception of the manufacturing of certain injection molded parts and catheter tubing, which are manufactured by original equipment manufacturers according to our specifications. After assembly and inspection, we package the Essure devices. The packaged units are then sterilized by an external contractor. Over time, we intend to move some aspects of our manufacturing processes to third party manufacturers who meet our quality standards.

         We have limited experience manufacturing our products in the volumes that will be necessary to achieve significant commercial sales. To achieve our production volume objectives, we are planning to expand our existing facility, hire additional personnel, and have certain subassemblies assembled by third-party manufacturers. We also plan to improve our assembly processes to increase efficiency.

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

         Our manufacturing facility is subject to periodic inspection by regulatory authorities. Our quality assurance systems are subject to FDA regulations. These regulations require that we conduct our product design, testing, manufacturing and control activities in conformance with these regulations and that we maintain our documentation of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch and is registered with the FDA. In addition our facility has received ISO 9001/EN46001 certification and the European Union

Device Directive 93/42/EEC, allowing us to CE Mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling our products in Europe. We cannot be sure that we will be successful in maintaining certification requirements in Europe or elsewhere.


RESEARCH AND DEVELOPMENT

         Our research and development activities are performed by a group of product development, process engineering, regulatory and clinical research staff of 35 employees. We intend to continue to focus our research and development efforts on the development and improvement of Essure, manage the on-going clinical trials, and explore options to improve manufacturing efficiency and increase capacity for larger scale commercial production while at the same time reducing costs and improving quality and production yields. Research and development expenses were $8.0 million, $10.7 million and $4.2 million in 2001, 2000 and 1999, respectively.


INTELLECTUAL PROPERTY


         Our policy is to protect our proprietary position aggressively by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, we have filed method patents for the use of our products in new clinical applications and have pursued patents for several of our other inventions and developments. As of March 1, 2002, we had eight pending U.S. patent applications, 15 U.S. patents which have issued to us, and 28 foreign and/or international patent applications pending, with three issued foreign patents. Our issued patents include claims relevant to guidewire manipulation, a guidewire design, and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device. In January 2001, the U.S. Patent and Trademark Office issued a patent to us granting a number of claims directed to intrafallopian devices, including devices that are anchored by resilient coils. The patent describes a variety of techniques to enhance the effectiveness of these devices, including the use of polyester fibers attached to the device, and also discloses methods for deployment of these devices using a transcervical (through the cervix) delivery system.


         We obtained an exclusive license in the field of reproductive physiology to technology developed by Target Therapeutics, a unit of Boston Scientific Corporation. In addition, we have granted to Target an exclusive license to our technology in certain fields of interventional medicine outside of reproductive physiology. Our exclusive license of Target's technology encompasses certain technology developed by Target as of February 1, 1996. We do not have any preferential rights to technology developed by Target after that date. The license from Target includes patents which relate to the design of its micro-catheters (the initial patent for which expires in June 2006), certain aspects of guidewire design and other important aspects of micro-catheter, guidewire and micro-coil technologies. If these Target patents were invalidated, our proprietary position in the marketplace would be severely compromised. In addition, should any of our technology, including that licensed to us by Target, be found to infringe upon a third party's patent rights, we may be unable to sell our products. Finally, Target has the right to terminate our license if we materially breach the terms of the license. If the Target license were terminated, we might be unable to develop or sell the Essure tubal occlusion system or other products covered by the licensed Target patents.

         We believe that we are free to make and sell our products, and that our products and their intended use do not infringe any valid patent rights of any other party. However, a third party has brought to our attention a patent and certain claims from a pending patent application owned by the third party. This third party has indicated that they believe that the claims of their patent and application may cover our product and its use. Because we believe that some or all of the third party's claims should be included within our own patents, we have requested that the United States Patent and Trademark Office (PTO) declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of the claims. We believe that we filed our patent applications for our products before the third party filed the application that issued as the third party's patent, and that we are entitled to any patentable claims now appearing in the third party's patent which cover our products. We cannot assure you, however, that the PTO will declare an interference, that we invented our products prior to the third party's date of invention, or that we will prevail in an interference proceeding if it is declared by the PTO. If the PTO refuses to declare an interference, or if third party's claims are upheld in the interference proceeding, the third party may be able to successfully assert its patent against us. We also cannot predict with certainty the final outcome if the third party attempts to assert the claims of its pending patent application against us, if those claims are ultimately contained in an issued patent.


GOVERNMENT REGULATION

         The research, development, manufacture, labeling, distribution and marketing of our products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies.

U.S. REGULATION

         Under the Federal Food, Drug, and Cosmetic Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the U.S. Our Essure device is regulated by the FDA and will require approval by the FDA prior to commercialization. Conducting clinical testing in support of and preparing FDA approval applications and subsequent FDA review of these applications is an expensive, lengthy and uncertain process. If we do not comply with applicable regulatory requirements, we may be subject to, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution.

         The FDA has the authority to require clinical testing of medical devices, including Essure. An Investigational Device Exemption, or IDE application must be approved prior to commencement of clinical trials. An IDE application must be supported by data demonstrating safety for clinical use, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. Clinical trials must be conducted in accordance with FDA regulations. We have received an IDE for each of our clinical studies of our Essure device.

         The FDA has required that we obtain pre-market approval prior to marketing our Essure device in the U.S. A PMA application must be supported by extensive data, including laboratory, pre-clinical and clinical trial data to prove the safety and effectiveness of the device as well as extensive manufacturing information. Following receipt of a pre-market approval application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. The pre-market approval process can take over a year from initial filing and requires the submission of extensive supporting data and clinical information. We cannot assure you that we will be able to obtain necessary pre-market approval or other approvals to market Essure or any other products we may develop on a timely basis, if at all. Moreover, regulatory clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, significant limitations on indicated uses or our failure to comply with existing or future regulatory requirements will delay or prevent us from generating product revenues.

         The FDA imposes numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those specifically cleared for marketing by the FDA. We will be required to adhere to applicable FDA and other regulations regarding Quality Systems, including testing, control and documentation requirements. Ongoing compliance with the Quality System Regulations and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, as well as foreign health authorities. In July 1994, our San Carlos facility was inspected by the California Department of Health Services with no observations, and we were subsequently granted a California medical device manufacturing license. In February 1997, this facility was inspected by the California Department of Health Services, and granted a California drug manufacturing license. In March 1997, we were inspected by the FDA, with no action indicated and we became ISO 9001 certified in December 2000. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. We are also subject to regulation by the Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our ability to manufacture, market and distribute Essure.

         Export sales to certain countries of investigational devices or devices not cleared for commercial distribution in the U.S. are subject to FDA export requirements. An investigational device may be exported under an IDE, or to 24 listed countries without FDA approval, or to other countries after FDA approval for export.


INTERNATIONAL REGULATION

         Sales of medical devices outside of the U.S. are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Essure is listed with Australia's Therapeutic Goods Agency. The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. We received permission to affix the CE Mark to Essure in February 2001. Many countries in which we currently operate or intend to operate either do not currently regulate medical devices or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could delay or prevent us from marketing Essure in these countries.


COMPETITION

         As we commercialize our Essure device, we expect to compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing and future methods of reversible birth control.

         We are aware of companies that are in the early stages of development of non-incisional permanent birth control devices, and other companies may develop products that could compete with Essure. We also compete with other companies for clinical sites to conduct trials.

         The medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. As a result, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and commercialization of new products. Competitive factors may render Essure or future products obsolete or noncompetitive or reduce demand for Essure.

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


EMPLOYEES

         As of February 28, 2002, we had 115 full-time employees, consisting of 20 in product development and process engineering, 47 in manufacturing, 23 in sales and marketing, 15 in clinical/regulatory affairs/quality assurance and 10 in general and administrative functions. We believe that our future success will depend in part on our ability to attract, hire and retain qualified individuals. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers and other key members of the Company's management team and their ages as of March 27, 2002 are as follows:

________________________________________________________________________________
Name                               Age    Position
________________________________________________________________________________

Steven Bacich..............         40    President, CEO and Director
________________________________________________________________________________

Susan Aloyan...............         50    Vice President, Regulatory Affairs
________________________________________________________________________________
Steven Bowman..............         57    Senior Vice President, Sales and
                                          Marketing
________________________________________________________________________________

Charles S. Carignan,M.D....         37    Vice President, Clinical Research and
                                          Medical Affairs
________________________________________________________________________________
                                    56    Vice President, Operations
William H. Dippel..........
________________________________________________________________________________

                                          Senior Vice President, Clinical
Cynthia M. Domecus.........         42    Research and Regulatory Affairs
________________________________________________________________________________

Glen K. Furuta.............         40    Vice President, Finance and
                                          Administration and CFO
________________________________________________________________________________

Yves Guillemain d'Echon....         46    President, Conceptus Europe
________________________________________________________________________________

Ashish Khera...............         32    Vice President, Research and
                                          Development
________________________________________________________________________________

Stan Van Gent..............         40    Vice President, Marketing
________________________________________________________________________________

         MR. BACICH has served as President, CEO and a director since January 2000. Mr. Bacich joined Conceptus in March 1997 as Vice President, Research and Development. Prior to joining Conceptus, Mr. Bacich spent seven years as a co-founder and Director of New Product Development for Imagyn Medical, Inc., a medical device manufacturer of gynecological products for infertility and endoscopic procedures. From 1987 to 1989, Mr. Bacich held engineering positions in research and development most recently as Senior Staff Engineer, Business Development for the Edwards Less Invasive Surgery Division of Baxter. From 1985 to 1987, Mr. Bacich held research and development positions at Mentor Corporation, a reconstructive surgery and urology company. From 1983 to 1985, Mr. Bacich held research and development positions at American Medical Optics, an ophthalmic medical device manufacturer and Division of American Hospital Supply Corporation. Mr. Bacich holds a B.S. in Biomedical Engineering from the University of California, San Diego.

         MS. ALOYAN joined Conceptus as Vice President of Regulatory Affairs in July 2001. Prior to joining the Company, she was Corporate Director of Regulatory Affairs, Quality Assurance and Clinical Affairs since 1996 with Gynecare/Ethicon, a Johnson & Johnson company. From 1995 to 1996, Ms. Aloyan was the Associate Director of Regulatory Affairs at CardioGenesis Corporation. Between 1983 to 1995, Ms. Aloyan held progressively responsible positions in regulatory affairs for Syntex Pharmaceuticals and Barnes Hind Corporation. Ms. Aloyan holds a M.A. in Organization Management from University of Phoenix and a B.S. in Management from Golden Gate University.

         MR. BOWMAN joined Conceptus as Senior Vice President of Sales and Marketing in February 2002. Prior to joining Conceptus, Mr. Bowman was Senior Vice President of Marketing and Sales for MiniMed, Inc., a provider of external programmable insulin pumps and glucose monitoring systems, from 1999 to 2000 until MiniMed was acquired by Medtronics, Inc. Prior to MiniMed, Mr. Bowman was Vice President of International Sales and Marketing from 1992 to 1999 at Sulzer Intermedics, a manufacturer and distributor of implantable and disposable medical devices. Prior to Sulzer, Mr. Bowman held senior-level positions at Biotronik and Medtronics. Mr. Bowman holds a B.A. in Marketing from California State University, San Diego.

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

         MR. DIPPEL joined Conceptus as Vice President of Operations in May 2001. Mr. Dippel has nearly 30 years of operations experience, primarily with medical device and diagnostic companies. Prior to joining Conceptus, Mr. Dippel was the Vice President of Operations for PercuSurge, a manufacturer of embolic protection devices which was acquired by Medtronic Corporation. Previously, from 1997 to 2000 Mr. Dippel was Vice President of Operations for the Target Therapeutics division of Boston Scientific Corporation. From 1994 to 1997, he worked for Boehringer Mannheim, first as Vice President of Operations and Product Development, and then as Vice President for U.S. Operations of the Patient Care Group. Mr. Dippel holds a BS degree in Mechanical Engineering from California State Polytechnic University.

         MS. DOMECUS has served as Senior Vice President, Clinical Research and Regulatory Affairs since May 1996. Ms. Domecus joined Conceptus in May 1994 as Vice President of Clinical Research, Regulatory Affairs and QA. From 1992 to 1994, she served as Senior Director and Director of Regulatory and Quality Affairs for Systemix, a biotechnology firm. From 1986 to 1992, Ms. Domecus served in varying regulatory affairs capacities with Collagen Corporation, a biomedical device manufacturer, serving as Director of Regulatory Affairs from January 1991 to March 1992. Ms. Domecus has been certified by the Regulatory Affairs Certification Board of the Regulatory Affairs Professional Society. In 1995, Ms. Domecus was appointed by the FDA to its OB/GYN Advisory Panel as the Industry Representative and served on the panel until January 2001. Ms. Domecus holds a B.A. in Psychology from the University of the Pacific.

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

         MR. GUILLEMAIN d'Echon joined the Company as a consultant and was appointed President of Conceptus Europe in November 2001 to oversee marketing, partnering and distributor relations throughout Europe. From 1995 to 2000, Mr. Guillemain d'Echon served as European President and Chairman of the Board of Sofamor Danek Medtronic France. From 1991 to 1995, he served as European Business Director of the Interventional Cardiovascular Surgery Divisions. Mr. Guillemain d'Echon studied for the CEDEP at INSEAD, Fontainbleau, France.

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

ITEM 2.  PROPERTIES

         We are headquartered in San Carlos, California where we lease two buildings occupying approximately 36,400 square feet of office, research and development, and manufacturing space under leases that expire on December 31, 2003. Additionally, we also have two sales and marketing offices in Australia and France, which total no more than 1,000 square feet of combined office space. We believe that our current facilities are adequate for our immediate needs and that we will be able to renew our leases or obtain additional space as needed.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

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

                                                        HIGH               LOW

Year Ended December 31, 2001:
  Fourth Quarter                                       $25.23             $14.55
  Third Quarter                                        $18.19             $12.49
  Second Quarter                                       $15.20             $ 7.56
  First Quarter                                        $15.50             $ 8.94

Year Ended December 31, 2000:
  Fourth Quarter                                       $13.13             $ 7.50
  Third Quarter                                        $11.44             $ 7.00
  Second Quarter                                       $ 8.00             $ 3.06
  First Quarter                                        $ 9.06             $ 2.50


  As of February 28, 2002, there were approximately 176 stockholders of record.

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

         On November 5, 2001 we completed a private placement under Regulation D of the Securities Act of 1933, as amended, to select institutional and other accredited investors of approximately 2.3 million shares of newly issued common stock at $13.25 per share. The net proceeds to the Company, after fees and expenses, were $28.7 million.

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



                                                                    Years Ended December 31,
                                              ________________________________________________________________________
                                                 2001            2000          1999           1998            1997
                                              ____________   ____________   ____________   ____________   ____________

STATEMENT OF OPERATIONS DATA:                                  (In thousands, except per share data)
Net sales                                         $ 401             $ -           $ 95          $ 449           $1,426
                                              ____________   ____________   ____________   ____________   ____________

Operating costs and expenses:
    Cost of sales and start-up
      manufacturing costs                         1,456              -              137          1,702           3,516
   Research and development                       7,983           10,739          4,251          4,317           5,429
   Selling, general and administrative            9,776            5,012          3,729          5,349           6,323
                                              ____________   ____________   ____________   ____________   ____________
    Total operating costs and expenses           19,215           15,751          8,117         11,368          15,268
                                              ____________   ____________   ____________   ____________   ____________
Operating loss                                  (18,814)         (15,751)        (8,022)       (10,919)        (13,842)
Recovery of legal defense costs                       -              586              -              -               -
Interest and other income, net                      740              712            723          1,254           1,784
                                              ____________   ____________   ____________   ____________   ____________
      Net loss                                 $(18,074)        $(14,453)       $(7,299)       $(9,665)       $(12,058)
                                              =============  ============   ============   ============   ============

Basic and diluted net loss per share             $(1.33)          $(1.37)        $(0.76)        $(1.01)         $(1.29)
                                              =============  ============   ============   ============   ============
Shares used in computing basic and
diluted net loss per share                       13,561           10,559          9,662          9,562           9,381
                                              =============  ============   ============   ============   ============


                                                                             December 31,
                                              ________________________________________________________________________
                                                  2001           2000           1999           1998           1997
                                              ____________   ____________   ____________   ____________   ____________
BALANCE SHEET DATA:                                                         (In thousands)
Cash, cash equivalents and short-term
   investments *..............................  $33,803         $12,493         $10,769        $17,071         $27,058
Working capital...............................   31,623           9,282          10,030         16,500          26,608
Total assets..................................   37,778          14,106          11,903         19,031          29,480
Long-term portion of debt and capital lease
   obligations                                        -               -              -              -                1
Accumulated deficit...........................  (85,222)        (67,148)        (52,695)       (45,396)        (35,731)
Total stockholders' equity....................   33,175           9,959          10,914         18,014          27,504

* INCLUDES RESTRICTED CASH OF $69,000 AT DECEMBER 31, 2001


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW



         We develop, manufacture and market an innovative and proprietary non-incisional permanent birth control device for women. Our EssureTMprocedure, previously known as STOP (Selective Tubal Occlusion Procedure), delivers a soft, flexible micro-insert into a woman's fallopian tubes and is designed to provide permanent birth control by causing a benign tissue in-growth into the device that blocks the fallopian tubes. The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive alternative to tubal ligation, the leading form of birth control in the U.S. and worldwide.

         Essure is listed with Australia's Therapeutic Goods Administration, which allows us to market and sell in Australia. In the second quarter of 2001, we began commercial sales in Australia, received marketing clearance in Singapore and began to sell Essure to one of the largest public hospitals in Singapore. In the first quarter of 2001, we obtained CE Mark to Essure, which allowed us to sell Essure throughout the European Union, subject to compliance with local regulations such as registration with the Ministry of Health and/or particular requirements regarding labeling or distribution. We made our first regular commercial sales of Essure in Europe during the fourth quarter of 2001.

         In North America, we recently received Canadian approval to market Essure. In the U.S, we have successfully submitted and completed our first Premarket Approval ("PMA") application module to the United States Food and Drug Administration ("FDA"). In February 2002, we submitted our second module to FDA. Our goal is to complete our PMA submission to the FDA in the second quarter of 2002. We intend to begin selling Essure in the U.S. following FDA approval, which we expect to receive in 2003.

         Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the progress of clinical trials, actions relating to regulatory and reimbursement matters, the rate at which we establish domestic and international distributors or marketing partners, the extent to which Essure gains market acceptance, the timing and size of distributor purchases, the introduction of competitive products and other factors discussed in this Form 10-K.

         Due to minimal success of our former TTAC and STARRT reproductive products and the ERA and FUTURA sleeves for hysteroscope procedures, a major restructuring plan was implemented in mid-1998 to eliminate the manufacturing operation of those products. We also eliminated associated sales and marketing personnel and substantially reduced our administrative personnel. The purpose of the restructuring plan was to redirect and focus our resources and research and development efforts on our Essure device.


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

         Net sales in 2001 were $401,000, of which 77% were from Australia, 14% from Singapore and 9% from Europe. There were no sales in 2000. We do not currently have revenues within the United States.

         Cost of sales and start-up manufacturing costs were $1.5 million in 2001 as compared to none in 2000. Our cost of sales in 2001 consists primarily of start-up manufacturing costs related to the commercialization of Essure.

         Research and development expenses, which include product development, clinical, regulatory, quality assurance, and process engineering decreased 25% in 2001 to $8.0 million from $10.7 million in 2000. The decrease in 2001 is primarily due to the completion of pivotal trial patient enrollment in early 2001. However, we expect research and development expenses to increase as we continue to fund clinical trials in support of regulatory and reimbursement approvals, improve manufacturing processes to support growing commercial needs, continue investment in product development to improve our current product and attain our strategic objectives.

         Selling, general and administrative expenses increased 96% in 2001 to $9.8 million from $5.0 million in 2000, due primarily to addition of marketing personnel, costs associated with advertising and promotions in support of the commercial introduction of Essure in Australia and the set up of a European subsidiary. Selling, general and administrative expenses are expected to increase in 2002 as we continue to expand our marketing efforts in pursuit of reimbursement approvals in the European Union and other countries, and possibly prepare for U.S. market launch for Essure depending upon the timing of FDA approval. Additionally, we will need to fund growth in administrative and sales personnel and other general corporate activities necessary to support overall corporate growth.

         Net interest and other income in 2001 was $740,000, which is comparable with what we earned in 2000. We invest our excess cash in high quality, short-term commercial paper and government securities.

         As a result of our net loss of $18.1 million, we incurred no income tax expense in 2001. As of December 31, 2001, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $78.0 million and $37.5 million, respectively. In addition, at December 31, 2001, the Company had federal and state research credit carry forwards of approximately $1.3 million and $1.2 million, respectively. The net operating loss and credit carry forwards described above will expire at various dates beginning in the years 2002 through 2021, if not utilized. Use of the net operating losses and credits may be subject to a substantial annual limitation by the Internal Revenue Service. The annual limitation may result in the expiration of net operating losses and credits before we can use them to reduce future earnings, if any.

         We have a limited history of operation and have experienced significant losses since inception. We expect our operating losses to continue for at least the next few years as we continue to expend substantial resources to fund research and development activities, increase our manufacturing capabilities and develop our sales and marketing strategies to market Essure.


YEARS ENDED DECEMBER 31, 2000 AND 1999

         In July 1998, we eliminated operations for our TTAC, STARRT, ERA and FUTURA products. Thus, sales and cost of sales in 1999 consisted of residual quantities of discontinued products.

         Research and development expenses, which include clinical, regulatory, quality assurance and pilot manufacturing expenses increased 149% in 2000 to $10.7 million compared with $4.3 million in 1999. The increase in 2000 is due primarily to:

         - clinical and  recruiting  costs for our Essure Pivotal trial;
         - scale up of our pilot  manufacturing  and quality  operations;  and
         - ongoing products development costs for our Essure.

         Selling, general and administrative expenses were $5.0 million in 2000 as compared to $3.7 million in 1999. The increase of 35% is primarily due to efforts related to our commercial introduction of Essure in Australia.

         In 2000, we received $586,000 from our Directors' and Officers' liability insurance policy related to legal defense costs recovery related to a 1997 sexual harassment lawsuit. We and all other defendants were found not guilty by unanimous jury vote in December 1999. We do not expect additional recovery in the future.

         Net interest and other income in 2000 was $712,000, which is comparable with what we earned in 1999.

         Net loss increased 99% to $14.5 million in 2000 compared with $7.3 million in 1999 due primarily to clinical and patient recruiting costs for our pivotal trial and increased effort to develop and market Essure.


CRITICAL ACCOUNTING POLICIES

            The consolidated financial statements include accounts of the company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

         INVENTORIES. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. In addition, reserves are established to write inventory down to net realizable value. We evaluate the adequacy of these reserves quarterly.

         REVENUE RECOGNITION. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.

         USE OF ESTIMATES. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return and other allowances. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

         FOREIGN CURRENCY TRANSLATION. Assets and liabilities of non-U.S. subsidiaries that operate where the local currency is the functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

         Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operation must also be considered. Based on our assessment of the factors discussed above, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries. Accordingly, gains and losses from foreign currency transactions, which were not material for any of the years presented, are included in interest and other income, net in the Company's consolidated statements of operations.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 had no impact on our financial statements.

         In July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for us beginning fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. We believe the adoption of SFAS No. 143 will not have a material impact on our financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We believe that the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

         In November 2001, the FASB's Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be reduction of the selling prices of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue is effective for periods beginning after December 15, 2001. We are currently assessing the impact of the adoption of these issues on our financial statements.


LIQUIDITY AND CAPITAL RESOURCES

         We have experienced significant operating losses since inception and, as of December 31, 2001, had an accumulated deficit of $85.2 million.

         As of December 31, 2001, we had cash, cash equivalents, restricted cash and short-term investments of approximately $33.8 million compared with $12.5 million at December 31, 2000. The increase in cash balances as of December 31, 2001 was primarily a result of net cash proceeds from two private placements of our common stock in April and November 2001.

         Net cash used in operating activities increased to $18.6 million in 2001 compared with $10.6 million in 2000. The increase in net cash used in 2001 was primarily related to funding net operating losses, a result of increased sales and marketing efforts related to the commercialization of Essure in Australia and Europe, payments related to our clinical trials, and scale up of our manufacturing and quality operations in order to transition from pilot manufacturing to commercialization. Net cash used in operating activities increased to $10.6 million in 2000 compared with $6.3 million in 1999, due to enrollment for the pivotal clinical trial and marketing campaign for the commercialization of Essure in Australia.

         Net cash provided by investing activities was $6.6 million in 2001 and consisted primarily of matured short-term investments partially offset by purchases of investments and capital expenditures used to expand our manufacturing operations and fund leasehold improvements for planned growth. Net cash used in investing activities in 2000 of $1.5 million were primarily capital expenditures used in anticipation of planned growth in employees, facilities and corporate infrastructures, while net cash used by investing activities in 1999 of $1.8 million were primarily the result from timing differences in our investment portfolio mix between cash equivalent and short-term investments.

         Net cash provided by financing activities was $41.1 million in 2001 and consisted of net proceeds from the sale and issuance of a total of 4.0 million shares of common stock in two rounds of private placement transactions in April and November of 2001. In 2000, net cash provided by financing activities of $13.1 million was from the sale and issuance of 1.9 million shares of common stock in a private placement transaction in July 2000. There were no significant financing activities in 1999.

         We have operating lease obligations on our current building facilities and equipment leases. Estimated net lease payments due within a year and years 1-3 total $1.3 million and $1.5 million, respectively. We also have long-term obligations related to our Phase II clinical study and Pivotal trial. Estimated clinical trial liabilities due within a year and years 1-3 total $422,000 and $486,000, respectively. Additionally, we have a $69,000 standby letter of credit commitment representing a deposit held under an equipment lease. The letter of credit is renewable every year over the next five years.

         We estimate that our existing capital resources will be sufficient to meet our cash requirements into the first half of 2003. Accordingly, we will require additional financing and therefore, will in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations through at least 2003. Our future liquidity and capital requirements will depend upon many factors, including, among others:

       o timing of receipt of U.S. and international governmental clearances and approvals;
       o resources devoted to establish sales and marketing and distribution capabilities;
       o        resources devoted to increasing our manufacturing capacity;
       o        the rate of product adoption by doctors and patients; and
       o        obtaining medical insurance coverage for our Essure.

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

         We have incurred significant operating losses since our inception in 1992, including operating losses of $18.8 million, $15.8 million and $8.0 million in the years ended December 31, 2001, 2000 and 1999, respectively. We expect to continue to incur significant operating expenses as we complete the pivotal trial of Essure for FDA approval and expand sales and marketing efforts. We expect to continue to incur significant operating losses until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

         WE ARE A ONE-PRODUCT COMPANY. OUR EFFORTS TO DEVELOP ESSURE MAY BE UNSUCCESSFUL, WHICH WOULD HARM OUR BUSINESS AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

         We are developing Essure, a medical device and procedure designed to provide a non-incisional alternative to tubal ligation. The Essure device is a proprietary micro-insert designed to be placed permanently into each fallopian tube using our minimally invasive transcervical tubal access catheter system. Essure is our only product and we are wholly dependent on it. Clinical trials of Essure are still ongoing. Although we have completed enrollment in our Pivotal trial and we have submitted two PMA modules to the FDA, we cannot assure you that we will receive FDA approval within the time we anticipate, or at all. Delay in or failure to obtain FDA approval would harm our business and force us to curtail or cease operations.

         IF OUR PRODUCT FAILS TO GAIN MARKET ACCEPTANCE, OUR BUSINESS WILL
SUFFER.

         We are introducing a novel product into the contraception market. The contraception market is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we cannot be certain that physicians and patients will accept our product. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our product, and we may not be able to obtain these recommendations or endorsements. We believe that physicians will not use products unless they determine, based on clinical data and other factors, that these systems are an attractive alternative to other means of contraception and that the products offer clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If Essure does not achieve significant market acceptance among physicians, patients and healthcare payors, even if reimbursement and necessary international and U.S. regulatory approvals are obtained, we may never achieve significant revenues or profitability.

         WE MAY NOT RECEIVE REGULATORY APPROVALS FOR ESSURE.

         Numerous government authorities, both in the U.S. and internationally, regulate the manufacture and sale of medical devices, including Essure. In the U.S., the principal regulatory authorities are the FDA and corresponding state agencies such as the California Department of Health Services. The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain.

         The FDA requires companies that wish to market a new medical device or an existing medical device for use for a new indication to obtain either FDA clearance of a pre-market notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or FDA approval of a pre-market approval application (referred to as a PMA) prior to the introduction of the product into the market. We are currently in the process of preparing for a final PMA application. The PMA process can take over a year from initial filing and requires the submission of extensive supporting data and clinical information. We cannot assure you that we will be able to obtain necessary PMA or other approvals to market Essure on a timely basis, if at all. Moreover, regulatory clearances, if granted, may include significant limitations on the indicated uses or product label for which a product may be marketed, or requirement to collect significant amount of clinical data post-approval. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, significant limitations on indicated uses or product label, or a requirement to collect significant amount of clinical data post-approval, or our failure to comply with existing or future regulatory requirements will delay or prevent us from generating product revenues.

         Sales of medical devices outside of the U.S. are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Many countries in which we currently operate or intend to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future which could delay or prevent us from marketing Essure in these countries.

         The FDA and certain foreign regulatory authorities impose numerous requirements with which medical device manufacturers must comply in order to obtain and maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those specifically cleared for marketing by the FDA. We will be required to adhere to applicable FDA regulations such as the Quality System Regulation and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with the Quality System Regulation and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, and by comparable agencies in other countries. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution.

         INADEQUATE OR LOSS OF REIMBURSEMENT FROM GOVERNMENT OR THIRD-PARTY PAYORS MAY LIMIT OUR FUTURE PRODUCT REVENUES AND DELAY PROFITABILITY.

         Market acceptance of Essure in the U.S. and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical effectiveness and cost of our products. We cannot be certain that reimbursement for our products will be available in the U.S. or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of our systems for all indications intended by us. Large-scale market acceptance of Essure will depend on the availability and level of reimbursement in targeted international markets. We may be unable to obtain or maintain reimbursement in any country within a particular time, for a particular amount, or at all, which may limit our future product revenues and delay or prevent profitability.

         OUR CLINICAL TRIALS AND THE SUCCESSFUL COMMERCIAL INTRODUCTION OF OUR PRODUCT COULD TAKE LONGER THAN WE EXPECT.

         Although for planning purposes we forecast the commencement and completion of various milestones, including clinical trials and commercial introduction of our product, the actual timing of these events can vary dramatically due to factors which are outside of our control such as delays or scheduling conflicts with participating physicians and patients. We cannot assure you that our clinical trials will be completed as planned or sales of our product will meet our targets. Our failure to complete, or delays in, any of our planned clinical trials or the commercial introduction of our product could negatively impact investors' confidence in our ability to develop products, which would likely cause our stock price to decrease.

         IF THE EFFECTIVENESS AND SAFETY OF OUR PRODUCT ARE NOT SUPPORTED BY LONG-TERM DATA, WE MAY NOT ACHIEVE MARKET ACCEPTANCE AND WE COULD BE SUBJECT TO LIABILITY.

         In 2000, we obtained approval from the FDA to commence a Pivotal trial of Essure and we completed enrollment in February 2001. The Pivotal trial is designed to obtain 12-month effectiveness data on Essure in 400 patients to support an application for FDA PMA approval and to have four years of post-market follow-up. One-year follow-up should be completed in June 2002; however, long-term results will not be available for several years. If long-term patient studies or clinical experience indicate that Essure is less effective or less safe than our current data suggest, we may not achieve market acceptance and/or we could be subject to significant liability.

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

         We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. There are numerous issued patents in the medical device industry and as described in the next risk factor, the validity and breadth of medical device patents involve complex legal and factual questions for which important legal principles remain unresolved. Our competitors may assert that our product and the methods we employ may be covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue, there may be currently pending patent applications of which we are unaware which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware, that our product may inadvertently infringe. If we lose a patent infringement lawsuit, we could be prevented from selling our product unless we can obtain a license to use technology or ideas covered by that patent or are able to redesign the product to avoid infringement. A license may not be available to us at all on terms acceptable to us or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

         WE MAY BE A PARTY TO PATENT LITIGATION, WHICH COULD BE EXPENSIVE AND DIVERT OUR MANAGEMENT'S ATTENTION

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office (PTO) to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. A third party has brought to our attention a patent and certain claims from a pending patent application owned by the third party. This third party has indicated that they believe that the claims of their patent and application may cover our product and its use. Because we believe that some or all of the third party's claims should be included within our own patents, we have requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of the claims. We believe that we filed our patent applications for our products before the third party filed the application that issued as the third party's patent, and that we are entitled to any patentable claims now appearing in the third party's patent which cover our products. We cannot assure you, however, that the PTO will declare an interference, that we invented our products prior to the third party's date of invention, or that we will prevail in an interference proceeding if it is declared by the PTO. If the PTO refuses to declare an interference, or if third party's claims are upheld in the interference proceeding, the third party may be able to successfully assert its patent against us. We also cannot predict with certainty the final outcome if the third party attempts to assert the claims of its pending patent application against us, if those claims are ultimately contained in an issued patent. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be  substantial  and could include  ongoing  royalties.  We may be unable to
obtain   necessary   licenses  on  satisfactory   terms,  if  at  all.   Adverse
determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling Essure.

         A patent issued to Target Therapeutics, a unit of Boston Scientific Corporation, that contains claims relating to the design of our variable softness micro-catheters and is subject to our license from Target has been the subject of four reexamination proceedings in the PTO and an infringement lawsuit by Target. Although the PTO reaffirmed the patentability of the claims of the Target patent and the lawsuit was settled, the Target patent could be infringed, otherwise challenged or invalidated in the future. If the Target patent is invalidated, we may be unable to develop, market and sell Essure.

         WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND MINIMAL DISTRIBUTION CAPABILITIES, AND IF WE ARE UNABLE TO DEVELOP OUR SALES AND MARKETING CAPABILITIES OR ENTER INTO APPROPRIATE DISTRIBUTION AGREEMENTS, WE MAY BE UNSUCCESSFUL IN COMMERCIALIZING ESSURE.

         In order to market, sell and distribute Essure upon receipt of regulatory approvals, we will need to continue to develop a sales force and marketing group with relevant experience and enter into additional arrangements with third parties to distribute Essure. Developing a marketing and sales force is expensive and time consuming and could delay our product launch. If we fail to establish adequate marketing and sales capabilities or enter into successful distribution arrangements with third parties, we may be unable to commercialize Essure successfully.

         WE HAVE LIMITED EXPERIENCE IN MANUFACTURING ESSURE IN COMMERCIAL QUANTITIES.

         If we are successful in marketing Essure, we plan to increase internal manufacturing operations as well as to use third party manufacturers to manufacture the products. We have identified candidates that we believe could adequately produce Essure with the appropriate quality and sufficient volumes. However, third party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliance with FDA or other health authority requirements. We and/or our third party manufacturers may encounter manufacturing difficulties, which could prevent or delay commercialization of Essure.

         WE DEPEND UPON SOLE SOURCE SUPPLIERS AND HAVE NO CONTRACTUAL ARRANGEMENTS.

         We purchase both raw materials used in our products and finished goods from various suppliers, and we rely on single sources for some items, including the delivery catheter tubing and polyester fiber. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could delay commercialization of Essure, particularly as we scale up our manufacturing activities in support of international commercial sales of Essure and, to the extent that FDA approval is received, U.S. commercial sales of Essure.

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

         WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS, AND WE HAVE ONLY LIMITED INSURANCE COVERAGE.

         The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although we have not experienced any product liability claims to date, we cannot assure you that we will be able to avoid significant product liability claims and potential related adverse publicity. We currently maintain product liability insurance with coverage limits of $10,000,000 per occurrence and an annual aggregate maximum of $10,000,000, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, we cannot assure you that product liability claims in connection with clinical trials or sales of Essure will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, or at all. In addition, we may require increased product liability coverage as Essure is commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could cause our stock price to fall.

         INABILITY TO ATTRACT AND RETAIN ADDITIONAL KEY MANAGEMENT, SALES AND MARKETING AND TECHNICAL PERSONNEL OR LOSS OF EXISTING KEY MANAGEMENT, SALES AND MARKETING OR TECHNICAL PERSONNEL MAY DELAY OUR DEVELOPMENT AND MARKETING EFFORTS.

         Our number of employees has increased from 65 employees in February 28, 2001 to 115 employees in February 28, 2002. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations.

         We depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we cannot assure you that we will be able to attract and retain such personnel.

         WE FACE INTENSE COMPETITION, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, DEMAND FOR ESSURE MAY BE REDUCED.

         The medical device industry is highly competitive and is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. As we commercialize our Essure, we expect to compete with:

         o other methods of permanent contraception, in particular tubal ligation;

         o other methods of long-term contraception, including devices such as IUDs and prescription drugs such as the birth control pill, injectable and implantable contraceptives and emergency contraception; and

         o other companies that may develop permanent contraception devices that are similar to or otherwise compete with Essure.

         We are aware of companies that are in the early stages of development of non-incisional permanent contraception device, and other companies may develop products that could compete with Essure. We also compete with other companies for clinical sites in which to conduct trials. Competitive factors may render Essure obsolete or noncompetitive or reduce demand for Essure.

         IF WE EXPERIENCE DIFFICULTIES IN OUR FOREIGN SALES AND OPERATIONS, OUR FINANCIAL CONDITION WILL BE HARMED.

         Our financial condition in the near term is highly dependent on the sale of Essure in Australia, Europe and other countries outside of the U.S. If we experience difficulties in our international sales and operations, our business will suffer and our financial condition will be harmed. Our international operations and sales are subject to a number of risks, including:

         o    currency fluctuations;

         o    difficulties in staffing and managing foreign operations;

         o    difficulties in accounts receivable collection;

         o    recessions in economies outside the U.S.;

         o    changes in regulatory requirements;

         o    potentially adverse tax consequences;

         o reduced protection for intellectual property rights in some countries; and

         o    political and economic stability.


         OUR FUTURE LIQUIDITY AND CAPITAL REQUIREMENT ARE UNCERTAIN.

         We do not currently have sufficient capital resources to commercialize the Essure on a wide-scale basis. We currently estimate that our existing capital will be sufficient enough to fund our operations only into the first half of 2003. Accordingly, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations through at least 2003. Our future liquidity and capital requirements will depend upon many factors, including, among others:

         o the progress and cost of clinical research and product development programs;

         o timing of receipt of U.S. and international governmental clearances and approvals;

         o    resources devoted to increasing our manufacturing capacity;

         o resources devoted to establish sales and marketing and distribution capabilities;

         o    the rate of product adoption by doctors and patients; and

         o    obtaining insurance coverage for our Essure.


         OUR FUTURE QUARTERLY RESULTS MAY FLUCTUATE.

         Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

         o    actions relating to regulatory and reimbursement matters;

         o    the extent to which Essure gains market acceptance; and

         o    introduction of competitive products.

         OUR STOCK PRICE WILL BE VOLATILE.

         Our stock price has in the past been, and will likely in the future be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period. We participate in a highly dynamic industry, which often results in significant stock price volatility. The market prices of the common stock of many publicly held medical device companies have in the past been, and may continue to be, especially volatile. Factors that may have a significant influence on the market price of our common stock include:

         o    fluctuations in our operating results;

         o announcements of technological innovations or new products by us or our competitors;

         o    FDA and international regulatory actions;

         o    changes in reimbursement levels;

         o    developments with respect to patents or proprietary rights;

         o announcements of or changes in previously announced product effectiveness data;

         o public concern as to the safety of products developed by us or others;

         o    changes in healthcare policy in the U.S. and internationally;

         o    potential product quality and recall issues;

         o changes in stock market analyst recommendations regarding us, our competitors or the medical device industry generally; and

         o        changes in general market conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our cash balances in excess of short-term operating needs are invested in highly liquid, short-term government securities and high quality commercial paper. Due to the short-term and high quality nature of these instruments, we believe these financial instruments are exposed to a low level of interest rate risk.

         As of December 31, 2001, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition. However, as we expand our international operations, exposure to foreign currency fluctuations will increase.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 42.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 11, 2002, we have chosen not to extend the engagement of Ernst & Young LLP as our independent accountants.

         The reports of Ernst & Young LLP on our consolidated financial statements for the fiscal years ended December 31, 2000 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During our two most recent fiscal years and through the date of this report, we have had no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the consolidated financial statements of Conceptus for such years.

         During our two most recent fiscal years and through the date of this report, we have had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         We engaged PricewaterhouseCoopers LLP as our new independent accountants effective January 11, 2002.

         During our fiscal years ended December 31, 2000 and 1999 and through the date of engagement of PricewaterhouseCoopers LLP, we have not consulted with PricewaterhouseCoopers LLP on items which (1) related to the application of accounting principles to a specified transaction (proposed or completed) by Conceptus; or the type of audit opinion that might be rendered on Conceptus' financial statements, and either a written report or oral advice has been provided that the newly engaged accountant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Item 304(a)(2) of Regulation S-K).

                                    PART III

         Certain information required by Part III is incorporated by reference from our proxy statement (the "Proxy Statement") for our annual meeting of stockholders to be held May 30, 2002, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item as to our executive officers is set forth in "Item 1 - Business - Executive Officers of the Company" in this Form 10-K. The information required by this item as to our directors is incorporated by reference from the information under the caption "Proposal No. 1 Election of Directors" in the Proxy Statement. The information required by this item as to compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

         (1)      Report of PricewaterhouseCoopers LLP, Independent Accountants

                  Report of Ernst & Young LLP, Independent Auditors

                  Consolidated Balance Sheets at December 31, 2001 and 2000

                  Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules

                  The following financial statement schedule of Conceptus, Inc. for the years ended December 31, 2001, 2000, and 1999 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.'s Consolidated Financial Statements.

                  Schedule II ---- Valuation and Qualifying Accounts

                  Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         (3)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)

               EXHIBIT
               NUMBER                                               Description
              _________                                             ___________

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

               10.14(7)       Agreement and Plan of Reorganization dated October
                              29, 1996 between the Registrant, Microgyn, Inc.
                              and CPTS Acquisition Corporation  (a wholly-owned
                              subsidiary of the Registrant), as amended November
                              7, 1996.
               10.15(8)       Preferred Shares Rights Agreement, dated as of
                              February 27, 1997, between the Registrant and
                              ChaseMellon Shareholder Services, L.L.C.,
                              including the Certificate of Designation of
                              Rights, Preferences and Privileges of Series A
                              Participating Preferred Stock, the form of Rights
                              Certificate and the Summary of Rights attached
                              thereto as Exhibits A, B and C, respectively.
               10.16(9)       Third Addendum to Lease Agreement with Dani
                              Investment Partners.
               10.17(9)       Lease Agreement with Three Sisters Ranch
                              Enterprises dated April 15, 1997
               10.18(10) (2)  Change of Control Agreement dated as of May 13,
                              1997 by and between Registrant and
                               Kathryn A. Tunstall.
               10.20(10) (2)  Form of Senior Management Change of Control
                              Agreement.
               10.24(2)       Master Consulting Agreement with Florence Comite
                              dated September 10, 1997.
               10.28          Sublease Agreement with Avio Digital, Inc. dated
                              October 1, 1998.
               10.31(13) (2)  1993 Stock Plan, as amended April 27, 2000.
               10.32 (14)     Fourth Addendum to Lease Agreement with Dani
                              Investment Partners.
               10.33 (15)     Form of Stock Purchase Agreement, dated July 20,
                              2000, between the Registrant and the Purchasers
                              (as defined therein).
               10.34 (16)     Lease agreement dated November 14, 2000 with Dani
                              Investment Partners.
               10.35 (16)     Warrant agreement dated November 27, 2000 between
                              the Registrant and Dan Walldock.
               10.36 (17) (2) 2001 Equity Incentive Plan .
               10.37 (18)     Form of Stock Purchase Agreement, dated April 10,
                              2001, between the Registrant and the Purchasers
                              (as defined therein).
               10.38 (19)     Form of Stock Purchase Agreement, dated November
                              5, 2001, between the Registrant and the Purchasers
                              (as defined therein).
               10.39 (2)      Change of Control Agreement dated as of January 3,
                              2000 by and between the Registrant and Steven
                              Bacich.
               10.40          Fourth Amendment to Lease Agreement with Three
                              Sisters Ranch Enterprises.
               11.1           Statement of computation of net loss per share.
               16 (20)        Letter from Ernst & Young LLP regarding change in
                              certified accountant.
               23.1           Consent of PricewaterhouseCoopers, LLP Independent
                              Accountants.
               23.2           Consent of Ernst & Young LLP, Independent
                              Auditors.
               24.1           Power of Attorney (See Page 56 of this Report).

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

         (15) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (file no. 333-42798) filed on August 1, 2000.

         (16) Incorporated by reference to an identically numbered exhibit filed in response to item 14(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

         (17) Incorporated by reference to Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A (file no. 000-27596) filed on April 20, 2001.

         (18) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (file no. 333-59368) filed on April 23, 2001.

         (19) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (file no. 333-73550) filed on November 16, 2001.

         (20) Incorporated by reference to an identically numbered exhibit filed in response to Item 4 of the Registrant's Form 8-K filed on January 17, 2002.



(b)      Reports on Form 8-K


         (1) On February 26, 2002, Conceptus announced the financial results for the three and twelve months ended December 31, 2001;

         (2) On January 11, 2002, Conceptus announced a change in accountant from Ernst & Young LLP to PricewaterhouseCoopers LLP;

         (3) On November 8, 2001, Conceptus reported the completion of a private placement of approximately 2.3 million shares of newly issued common stock to institutional and other accredited investors at $13.25 per share;

         (4) On October 24, 2001, Conceptus announced the financial results for the third quarter ended September 30, 2001.

                                 CONCEPTUS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Report of PricewaterhouseCoopers LLP, Independent Accountants.................40
Report of Ernst & Young LLP, Independent Auditors.............................41




AUDITED FINANCIAL STATEMENTS:
Consolidated Balance Sheets ..................................................42
Consolidated Statements of Operations ........................................43
Consolidated Statements of Stockholders' Equity ..............................44
Consolidated Statements of Cash Flows ........................................45
Notes to Consolidated Financial Statements ...................................46

          REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders at Conceptus, Inc.:

         In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Conceptus, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule appearing under Item 14(a) on page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and for the two years in the period then ended were audited by other independent accountants whose report dated February 1, 2001 expressed an unqualified opinion on those statements.


                                                  /S/ PRICEWATERHOUSECOOPERS LLP


San Jose, California
February 8, 2002

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conceptus, Inc.

We have audited the accompanying consolidated balance sheet of Conceptus, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. Our audits also included the financial statement schedule for the years ended December 31, 2000 and 1999, listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conceptus, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP

Palo Alto, California
February 1, 2001

                      PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             CONCEPTUS, INC.

                       CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                         2001             2000
                                                                                       --------         --------
      Current assets:
           Cash and cash equivalents                                                   $ 33,734          $ 4,621
           Short-term investments                                                             -            7,872
           Restricted cash                                                                   69                -
           Accounts receivable, net of allowance for doubtful
            accounts of $14 and $596, respectively                                          247                -
           Inventories, net                                                               1,134               67
           Other current assets                                                             556               59
                                                                                       --------         --------

      Total current assets                                                               35,740           12,619

      Property and equipment, net                                                         1,658            1,153
      Other assets                                                                          380              334
                                                                                       --------         --------

TOTAL ASSETS                                                                           $ 37,778         $ 14,106
                                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                                             $ 1,809            $ 983
           Clinical trial accruals                                                          422            1,100
           Accrued compensation                                                           1,025              987
           Other accrued liabilities                                                        861              267
                                                                                       --------         --------
      Total current liabilities                                                           4,117            3,337

           Long-term clinical liabilities                                                   486              810
                                                                                       --------         --------
      Total liabilities                                                                   4,603            4,147
                                                                                       --------         --------

      Commitments and contingencies (Notes 5 and 10)

      Stockholders' equity:
           Common stock and additional paid-in capital:
              $0.003 par value, 30,000,000 shares authorized, 16,398,786 and
              11,701,733 shares issued and outstanding at December 31,
              2001 and 2000, respectively                                               118,397           77,107
           Accumulated deficit                                                          (85,222)         (67,148)
                                                                                       --------         --------

      Total stockholders' equity                                                         33,175            9,959
                                                                                       --------         --------

      Total liabilities and stockholders' equity                                       $ 37,778         $ 14,106
                                                                                       ========         ========

        The accompanying notes are an integral part of these consolidated financial statements


                      CONCEPTUS, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS

          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                   2001             2000              1999
                                                                 --------         --------           -------

Net sales                                                        $    401         $      -           $    95
                                                                 --------         --------           -------

Operating costs and expenses:
        Cost of sales and start-up manufacturing costs              1,456                -               137
        Research and development                                    7,983           10,739             4,251
        Selling, general and administrative                         9,776            5,012             3,729
                                                                 --------         --------           -------

Total operating costs and expenses                                 19,215           15,751             8,117
                                                                 --------         --------           -------

Operating loss                                                    (18,814)         (15,751)           (8,022)
Recovery of legal defense costs                                         -              586                 -
Interest and other income, net                                        740              712               723
                                                                 --------         --------           -------

Net loss                                                         $(18,074)        $(14,453)          $(7,299)
                                                                 ========         ========           =======

Basic and diluted net loss per share                             $  (1.33)        $  (1.37)          $ (0.76)
                                                                 ========         ========           =======

Shares used in computing basic and diluted
   net loss per share                                              13,561           10,559             9,662
                                                                 ========         ========           =======

        The accompanying notes are an integral part of these consolidated financial statements

                                 CONCEPTUS, INC

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       Common Stock &
                                                 Additional Paid-In Capital Stockholder                               Total
                                                 --------------------------    Note       Deferred     Accumulated  Stockholders'
                                                     Shares     Amount      Receivable  Compensation     Deficit       Equity
                                                 --------------------------------------------------------------------------------
Balances at January 1, 1999                         9,620,205    $ 63,570      $ (54)       $ (106)   $ (45,396)     $ 18,014
Issuance of common stock for cash upon
    exercise of options                                11,111           1          -             -            -             1
Issuance of common stock for cash from                                                                                      -
    employee stock purchase plan                       30,415          38          -             -            -            38
Amortization of deferred compensation,
    net of reversal of forfeited shares                     -           -          -           106            -           106
Repayment of notes receivable                               -           -         54             -            -            54
Net loss and comprehensive loss                             -           -          -             -       (7,299)       (7,299)
                                                 --------------------------------------------------------------------------------
Balances as of December 31, 1999                    9,661,731      63,609          -             -      (52,695)       10,914
Issuance of common stock for cash upon
    exercise of options                                76,895          66          -             -            -            66
Issuance of common stock for cash from
    employee stock purchase plan                       23,107          99          -             -            -            99
Issuance of common stock for cash pursuant to
    a private financing                             1,940,000      12,977          -             -            -        12,977
Warrant for common stock                                    -         206          -             -            -           206
Issuance of stock options to consultants for
    services                                                -         150          -             -            -           150
Net loss and comprehensive loss                             -           -          -             -      (14,453)      (14,453)
                                                 --------------------------------------------------------------------------------
Balances as of December 31, 2000                   11,701,733      77,107          -             -      (67,148)        9,959
Issuance of common stock for cash upon
    exercise of options                               697,144       1,507          -             -            -         1,507
Issuance of common stock for cash from
    employee stock purchase plan                       18,582         219          -             -            -           219
Issuance of common stock for cash pursuant to
    two private financings                          3,968,858      39,362          -             -            -        39,362
Issuance of stock options to consultants for
    services                                                          202                                                 202
Issuance of common stock for warrant exercise          12,469           -                                                   -
Net loss and comprehensive loss                             -           -          -             -      (18,074)      (18,074)
                                                 --------------------------------------------------------------------------------
Balances as of December 31, 2001                   16,398,786    $118,397      $   -        $    -    $ (85,222)     $ 33,175
                                                 ================================================================================

       The accompanying notes are an integral part of these consolidated financial statements


                                            CONCEPTUS, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                  2001            2000            1999
                                                                --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(18,074)       $(14,453)       $ (7,299)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                   670             551             604
     Stock compensation expense                                      202             150             106
     Provision for inventory                                         168               9              10
     Allowance for doubtful accounts                                  14              17               -
     Changes in operating assets and liabilities:
       Accounts receivable                                          (261)              1             121
       Inventories                                                (1,235)            (76)            (10)
       Other current assets                                         (497)             35             (29)
       Other assets                                                  (46)             49             188
       Accounts payable                                              826             853             (35)
       Clinical trial accruals                                      (678)            841             259
       Accrued compensation                                           38             752            (186)
       Other accrued liabilities                                     594              40              38
       Long term clinical liabilities                               (324)            810               -
       Other long term liabilities                                     -            (138)           (104)
                                                                --------        --------        --------
Net cash used in operating activities                            (18,603)        (10,559)         (6,337)
                                                                --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investments                                     (5,153)         (8,986)         (4,555)
     Maturities of investments                                    13,025           8,389           2,848
     Capital expenditures                                         (1,175)           (859)            (58)
     Restricted cash                                                 (69)              -               -
                                                                --------        --------        --------
Net cash provided by (used in) investing activities                6,628          (1,456)         (1,765)
                                                                --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net                  41,088          13,142              39
     Repayment of stockholders note                                    -               -              54
                                                                --------        --------        --------
Net cash provided by financing activities                         41,088          13,142              93
                                                                --------        --------        --------

Net increase (decrease) in cash and cash equivalents              29,113           1,127          (8,009)
Cash and cash equivalents at beginning of year                     4,621           3,494          11,503
                                                                --------        --------        --------
Cash and cash equivalents at end of year                        $ 33,734         $ 4,621         $ 3,494
                                                                ========        ========        ========

Supplemental disclosure:
   Warrants issued in connection with lease agreement                $ -           $ 206             $ -
                                                                --------        --------        --------

        The accompanying notes are an integral part of these consolidated financial statements

                                 CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION, OWNERSHIP AND BUSINESS

         Conceptus, Inc. ("Conceptus," the "Company") was incorporated in the state of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. The Company is developing Essure(TM), previously known as STOP, an innovative medical device and procedure designed to provide a non-incisional alternative to tubal ligation, the leading form of contraception worldwide. The Essure device is a unique and proprietary micro-insert designed to be deployed permanently into each fallopian tube using the Company's minimally invasive transcervical tubal access catheter system. Clinical studies have shown that the Essure device induces an occlusive tissue response. The Company's catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. ("Target"), a business unit of Boston Scientific Corporation ("BSC"), and licensed exclusively to Conceptus in the field of reproductive physiology.

         In December 2001, the Company established a wholly owned subsidiary, Conceptus SAS ("Conceptus France"), in France for the distribution and commercialization of Essure in Europe. In April 2000, the Company established a wholly owned subsidiary, Conceptus (Australia) Pty Limited, in New South Wales, Australia ("Conceptus Australia") for the distribution and commercialization of Essure in that region.

    BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Conceptus Australia, Conceptus France and Microgyn, Inc. ("Microgyn"). All intercompany accounts and transactions have been eliminated.

     RECLASSIFICATION

         Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. These reclassifications had no effect on the prior year's stockholders' equity or results of operations.

     USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

         The Company invests cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government backed securities, is limited.

         The Company's revenues to date consist of product revenues from hospitals and distributors located in Australia, Singapore and Europe. The Company does not require collateral and provides for estimated credit losses based on customer credit assessment. During the year ended December 31, 2001, one customer accounted for 23% and one distributor accounted for 15% of the Company's revenues. At December 31, 2001, two distributors accounted for 25% and 22% of the outstanding accounts receivable.

                                 CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


   The Company is a one-product company and its only product, Essure, requires clearance or approval from the Unites States Food and Drug Administration ("FDA") prior to the commencement of commercialized sales in the United States of America. Internationally, the Company received CE Mark approval to market its products from the European regulatory agency in February 2001. The Company cannot be assured that necessary approvals or clearances will be obtained in the United States or other countries. If the Company is denied approval or clearance or if approval or clearance is delayed, it may have a material adverse impact on the Company.

         The Company is subject to risks common to companies in the medical device industry including, but not limited to dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain additional financing.

     TRANSLATION OF FOREIGN CURRENCIES

         Under the relevant accounting guidance, the treatment of translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Based on our assessment of the factors, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries as of December 31, 2001. Accordingly, gains and losses from foreign currency transactions, which were not material for any of the years presented, are included in interest and other income, net in the Company's consolidated statements of operations.


     CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with financial institutions in the U.S. and invests its excess cash in money market funds and U.S. corporate notes, which bear minimal risk.

         Management considers all of their investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in stockholders' equity. The fair values for marketable debt securities are based on quoted market prices. At December 31, 2001 and 2000, the fair value of investments approximates cost. Realized gains and losses were immaterial for the periods presented. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

         At December 31, 2001, the Company has restricted cash of $69,000, which represents money held under a letter of credit related to an equipment lease.

     INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.


     PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

                                 CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


     IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flow to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company's financial statements, the carrying amounts approximate fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

     REVENUE RECOGNITION

         Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.

     RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

     ADVERTISING COSTS

         Advertising costs are expensed as incurred. Total advertising expenses were $1.1 million in 2001 and $0.8 million in 2000. Advertising expense for 1999 was immaterial.

     SEGMENT INFORMATION

         The Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision makers of the Company.

         In 2001, net product sales by geographical segments are 77%, 14% and 9% for Australia, Singapore and Europe, respectively. There were no sales in 2000 and net sales in 1999 were completely generated within the United States of America.


     STOCK-BASED COMPENSATION

         As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and Financial Accounting Standard Board (FASB) Interpretation No. 44 (FIN 44), "Accounting for Certain Transaction Involving Stock-based Compensation, an interpretation of APB Opinion No. 25" and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation costs for stock options granted to employees and directors are measured as the excess, if any, of the quoted market price of the Company's stock on the date of the grant over the amount an employee must pay to acquire the stock. Stock based compensation arrangements to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18 (EITF 96-

                                 CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


18), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock compensation expenses relating to non-employees was $202,000 in 2001, of which $106,000 was allocated to research and development and $96,000 was allocated to selling, general and administrative expense.

     INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     NET LOSS PER SHARE

         Basic earnings per share excludes any potential dilutive effects of options, common stock shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. However, due to the Company's net loss position, basic and diluted net loss per share are equivalent and are computed using the weighted average number of common shares outstanding.

         During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anitidilutive. These outstanding securities consist of the following (in thousands):

                                              December 31,
                                ________________________________________
                                    2001          2000          1999
                                    ____          ____          ____
        Outstanding options        2,459         2,211         2,034
        Warrants                       -            25             -


     COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) generally represents all changes in stockholders' equity (deficit) except those resulting from investments or contributions by stockholders. The Company's unrealized gains on available-for-sale securities and cumulative translation adjustment represent the components of comprehensive loss that are excluded from the net loss and are not significant. Therefore no separate statement of comprehensive income (loss) has been presented.

     NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 had no impact on the Company's financial statements.

         In July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

                                 CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


            In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for the Company beginning fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.

         In November 2001, the FASB's Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be reduction of the selling prices of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue is effective for periods beginning after December 15, 2001. We are currently assessing the impact of the adoption of these issues on our financial statements.


2. INVESTMENTS

         The following is a summary of available-for-sale securities as of:

                                              Cost and Estimated Fair Value
                                         _______________________________________
                                                      DECEMBER 31,
                                         _______________________________________
                                                2001                2000
                                         _______________________________________
                                                    (In thousands)
 Cash equivalents:
               Money market funds             $32,187              $3,562
               Government debt securities       1,000               1,000
                                         _______________________________________
                                             $ 33,187              $4,562
                                         =======================================
    Short-term investments:
         Corporate notes                        $   -              $7,872
                                         =======================================

3.       Inventories, net
                                                       DECEMBER 31,
                                         _______________________________________
                                                2001                2000
                                         _______________________________________
                                                     (In thousands)
   Raw materials                               $  416                 $31
   Work-in-process                                664                   8
   Finished products                               54                  28
                                         _______________________________________
   Total                                      $ 1,134                 $67
                                         =======================================

                                CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


4. PROPERTY AND EQUIPMENT
                                                       December 31,
                                         _______________________________________
                                                2001               2000
                                         _______________________________________
                                                     (In thousands)
   Machinery and equipment                     $1,576             $1,185
   Office equipment and furniture and
   fixtures                                     2,438              1,977
   Leasehold improvements                       1,013                690
                                         _______________________________________
                                                5,027              3,852
   Less: accumulated depreciation and
   amortization                                (3,369)            (2,699)
                                         _______________________________________
   Property and equipment, net                $ 1,658            $ 1,153
                                         =======================================


5. COMMITMENTS

         In 2000, the Company renewed the lease on its current facility. The extended lease term will expire on December 31, 2003. In conjunction with the renewal, the Company granted the landlord a warrant to purchase 25,000 shares of common stock at $9.00 per share. The fair value of the warrant, determined using the Black-Scholes pricing model was capitalized and is being amortized to rent expense over the term of the lease. In 2001, the landlord fully exercised the warrant.

         In addition, the Company has an operating lease, effective May 1997, on an additional facility, which was renewed and extended to December 31, 2003. This facility has been subleased, since October 15, 1998, under a separate sublease agreement which expires May 2002. In December 2001, the sublease tenant and the Company have agreed to early termination of the sublease agreement upon receipt of $150,000 from the subtenant to the Company as rent abatement. The rent abatement is being amortized over the remaining period of the sublease. The total minimum annual rental commitments, offset by sublease rental income, under the leases as of December 31, 2001 are as follows:


                                     Minimum
                                      Lease         Sublease       Net Lease
                                     Payments        Income         Payments
                                ________________________________________________
                                                 (In thousands)
   2002                              $1,400          $115           $1,285
   2003                               1,492             -            1,492
                                ________________________________________________
Total minimum rental commitment      $2,892          $115           $2,777
                                ================================================


         Rent expense, net of sublease income of $496,000, $510,000 and $505,000, was $947,000, $102,000 and $28,000 for the years ended December 31,
2001, 2000 and 1999, respectively.


6. INCENTIVE AND STOCK PLANS

   COMPANY STOCK OPTION PLANS

         In March 2001, the Board of Directors approved the 2001 Equity Incentive Plan ("2001 Plan") allowing granting of stock options and restricted stock to employees, directors and consultants. The 2001 Plan was approved by a majority of our stockholders on May 16, 2001. The maximum aggregate number of shares may be issued upon exercise of options or stock purchase rights is 1,000,000 shares.

         Under the terms of the 2001 Plan, incentive stock options may be granted only to employees with exercise prices not less than the fair market value of the common stock on the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 20% of the total number of shares per year. All options under the 2001 Plan expire ten years after grant, and five

                                CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


years in the case of a grant to a 10% stockholder. The options may include provisions permitting exercise of the option prior to full vesting. To the extent that the aggregate fair market value of the shares subject to a holder's incentive stock options exceeds $100,000, the excess options will be treated as non-qualified stock options.

         The terms of the 2001 Plan are similar to our 1993 Stock Plan ("1993 Plan"), which was adopted in July 1993 allowing the granting of up to 3,075,000 shares, as amended and approved by stockholders in May 2000. The 2001 Plan was initiated because the Board of Directors believed the available shares for issuance under the 1993 Plan was going to be insufficient to cover grants to employees and consultants after 2001, and furthermore, the 1993 Plan will terminate in 2003. As of December 31, 2001, only 25,625 options under the 1993 Plan remain available for grant.

         On November 29, 1995, the Board of Directors approved the 1995 Director's Stock Option Plan ("Directors' Plan"), which allows the granting of options for up to 100,000 shares of common stock to outside directors. Stock options may be granted to outside directors with exercise prices of not less than fair market value. The options expire ten years from date of grant. Options granted under the Directors' Plan will vest over one or three years. The options are only exercisable while the outside director remains a director.

         A summary of the activity of the Company's 1993 and 2001 Plans and the 1995 Directors' Plan is as follows:


                                                     OPTIONS OUTSTANDING
                                Options            ______________________
                               Available         Options           Weighted-Avg
                               for Grant       Outstanding        Exercise Price
                            ____________________________________________________
Balance at January 1, 1999      452,956         1,680,200           $3.22

   Options granted             (424,500)          424,500           $1.70
   Options exercised                  -           (11,111)          $0.49
   Options cancelled             59,768           (59,768)          $8.58
                            ____________________________________________________
Balance at December 31, 1999     88,224         2,033,821           $6.83
                            ____________________________________________________
   Additional authorized        500,000                 -              --
   Options granted             (369,500)          369,500           $7.13
   Options exercised                  -           (76,895)          $1.37
   Options cancelled            115,396          (115,396)          $6.02
                            ____________________________________________________
Balance at December 31, 2000    334,120         2,211,030           $3.30
                            ____________________________________________________

   Additional authorized      1,000,000                 -               -
   Options granted           (1,093,749)        1,093,749          $12.33
   Options exercised                  -          (697,144)          $2.20
   Options cancelled            148,710          (148,710)         $10.45
                            ____________________________________________________
Balance at December 31, 2001    389,081         2,458,925           $7.17
                            ====================================================

         The Company has reserved 2,848,006 shares of its common stock, which may be issued with respect to outstanding options at December 31, 2001. The weighted-average fair value per share of options granted was $9.99, $5.63 and $1.27, respectively, for 2001, 2000 and 1999. Options to purchase 1,146,516, 1,473,195 and 1,233,227 common shares were exercisable at December 31, 2001, 2000 and 1999, respectively.

         The Company granted 8,750 and 25,000 common stock options to consultants in exchange for services in 2001 and 2000, respectively. In accordance with Statement 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued for Sales of Goods and Services to Other Than Employees," the Company has recorded compensation expense related to these options and they are periodically revalued as they vest.

                                 CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


The following table summarizes information about fixed stock options outstanding at December 31, 2001:




                                              Weighted-Avg.       Weighted                         Weighted
                                                Remaining         Average                           Average
Range of Exercise     Options Outstanding    Contractual Life     Exercise           Options       Exercise
Prices                                           (years)           Price           Exercisable       Price
_____________________________________________________________________________________________________________
$  0.300-$0.480                60,831              2.90         $    0.470            60,831       $    0.470
$  0.510-$1.250               523,375              5.55         $    1.228           462,279       $    1.226
$  1.313-$4.625               454,079              7.48         $    2.372           271,191       $    2.780
$  4.969-$9.375               591,019              8.83         $    8.275           159,394       $    7.880
$ 9.625-$13.375               412,522              8.13         $   10.914           167,388       $   10.282
$13.438-$21.950               417,099              9.45         $   15.564            25,433       $   17.671
                        _________________                     _________________  _______________
$ 0.300-$21.950             2,458,925              7.72         $    7.171         1,146,516       $    4.165
                        ==================                                       ===============




   PRO FORMA VALUATION OF OPTIONS

         The Company applies APB 25 and related Interpretations in accounting for its plans (see Note 1). Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

         Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no expected dividend, expected volatility factor of 1.3, 1.2 and 1.0 for 2001, 2000 and 1999, respectively, risk-free interest rate of 4% for 2001, 6% for 2000 and 1999 and an expected life of 4 years for 2001 and 2000, and 5 years for 1999.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS 123 for recognizing compensation expense and providing pro forma disclosures in 2001, 2000 and 1999 are not likely to be representative of the effects on reported net loss in future years.


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for the net loss per share information):


                                                   Years Ended December 31,
                                             __________________________________
                                             2001           2000           1999
                                             ____           ____           ____

Proforma net loss                         $(20,539)      $(15,505)      $(7,970)
Proforma basic and diluted net loss per
share                                      $(1.51)        $(1.47)        $(0.82)

                                CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


RETIREMENT SAVINGS PLAN

         Under the Company's retirement savings plan ("401K Plan"), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. There were no employer contributions to the plan as of December 31, 2001.


7. STOCKHOLDER'S EQUITY

         In April 2001, the Company completed a private placement of 1.6 million shares of newly issued common stock at $7.00 per share, pursuant to the Stock Purchase Agreements. The net proceeds to the Company, after fees and expenses, were approximately $10.6 million.

         In November 2001, the Company completed a private placement of approximately 2.3 million shares of newly issued common stock at $13.25 per share, pursuant to the Stock Purchase Agreements. The net proceeds to the Company, after fees and expenses, were approximately $28.7 million.


8. INCOME TAXES

         As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $78.0 million and $37.5 million, respectively. In addition, at December 31, 2001, the Company had federal and state research credit carryforwards of approximately $1.3 million and $1.2 million, respectively. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 2002 through 2021, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

         Deferred income taxes reflect the net effects of tax carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

         Significant components of the Company's deferred tax assets as of December 31, 2001 and December 31, 2000 are as follows:


                                          2001                        2000
                                    ____________________________________________
                                                   (In thousands)
Net operating loss carryforwards        $28,700                    $20,800
Research credits                          2,200                      1,800
Capitalized research and development        500                      1,500
Other - net                                 400                        200
Less: valuation allowance               (31,800)                  (24,300)
                                    ____________________________________________
Net deferred tax assets                 $     -                   $     -
                                    ============================================

         Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $7.5 million, $5.9 million and $2.8 million during 2001, 2000 and 1999, respectively.

                                CONCEPTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


9. LITIGATION COST RECOVERY

         During 2000, the Company was reimbursed $586,000 from its Directors' and Officers' liability insurance policy for legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. The sum received represents final reimbursement for legal defense fees. The Company and all defendants were found not guilty on all charges in 1999.


10. LEGAL PROCEEDINGS

         From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flow.


11. RELATED PARTIES

         During 2001, the Company paid for consulting services provided by Dr. Florence Comite, a member of the Board of Directors. The Company paid Dr. Comite $2,500 per month in consulting fees for services rendered in 2001, and $6,000 per month in 2000 and 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 29th day of March 2002.

                                            CONCEPTUS, INC.

                                        By:  /s/ Steven Bacich
                                        ________________________________________
                                        Steven Bacich,
                                        President and Chief Executive Officer



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




   SIGNATURE                                     TITLE                                   DATE


/s/ Steven Bacich                  President, Chief Executive Officer and
-----------------                  Director (Principal Excutive Officer)           March 29, 2002
(Steven Bacich)

/s/ Glen Furuta                    Vice President, Finance and Administration
---------------                    and Chief Financial Officer                     March 29, 2002
(Glen K. Furuta)

/s/  Florence Comite               Director                                        March 29, 2002
--------------------
(Florence Comite)

/s/  Sanford Fitch                 Director                                        March 29, 2002
------------------
(Sanford Fitch)                    Director                                        March 29, 2002

/s/  Marie-Helene Plais-Cotre
-----------------------------
(Marie-Helene Plais-Cotrel)        Director                                        March 29, 2002

/s/  Richard Randall               Director                                        March 29, 2002
--------------------
(Richard D. Randall)

/s/  Kathryn Tunstall              Director                                        March 29, 2002
---------------------
(Kathryn Tunstall)

/s/  Peter Wilson                  Director                                        March 29, 2002
----------------------
(Peter L. Wilson)

              Quarterly Results of Operations (Unaudited)

                                                                     Three Months Ended
                                  -------------------------------------------------------------------------------------------------
                                  December 31,  September 30,  June 30,  March 31,  December 31,  September 30,  June 30,  March 31,
                                      2001          2001         2001       2001        2000           2000         2000      2000
                                  -------------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------------
                                                                         (In thousands)


Net sales                             $    115    $    123    $    163       $-          $-          $-          $-       $-
                                      ---------------------------------------------------------------------------------------------
Operating costs and expenses:

  Cost of sales and start-up
    manufacturing costs                    273         537         646        --          --          --          --          --
  Research and development               2,165       1,953       1,676       2,189       4,709       2,644       1,818       1,568
  Selling, general and administrative    3,145       2,234       2,343       2,054       1,773       1,274       1,143         822
                                      ---------------------------------------------------------------------------------------------

Total operating
  costs and expenses                     5,583       4,724       4,665       4,243       6,482       3,918       2,961       2,390
                                      ---------------------------------------------------------------------------------------------
Operating loss                          (5,468)     (4,601)     (4,502)     (4,243)     (6,482)     (3,918)     (2,961)     (2,390)


Recovery of
  legal defense costs                      --          --          --          --           73        --            60         453

Interest and
  other income, net                        195         143         215         187         260         263          11         178
                                      ---------------------------------------------------------------------------------------------
Net loss                              $ (5,273)   $ (4,458)   $ (4,287)   $ (4,056)   $ (6,149)   $ (3,655)   $ (2,890)   $ (1,759)

                                      =============================================================================================
Basic and diluted net
  loss per share                      $  (0.34)   $  (0.33)   $  (0.32)   $  (0.35)   $  (0.53)   $  (0.33)   $  (0.30)   $  (0.18)
                                      =============================================================================================
Shares used in computing
  basic and diluted
  net loss per share                    15,443      13,712      13,300      11,723      11,681      11,163       9,692       9,680
                                      =============================================================================================




                                   Schedule II
                                 Conceptus, Inc.
                  Schedule of Valuation and Qualifying Accounts


                                 (In Thousands)
                                    Balance at       Chargese to
                                    Beginning of     Expenses or                       Balance at End
                                    Period           Other Accounts     Deductions     of Period
                                    __________________________________________________________________

Year Ended December 31, 1999

Allowance for doubtful accounts        $ 661               -               82             $ 579
Provision for inventory                $ 832              10                -             $ 842

Year Ended December 31, 2000

Allowance for doubtful accounts        $ 579              17                -             $ 596
Provision for inventory                $ 842               9              851               $ -

Year Ended December 31, 2001

Allowance for doubtful accounts        $ 596              14              596             $ 14
Provision for inventory                $   -             168                -             $ 168


                                INDEX TO EXHIBITS


Exhibit
Number                                      Description

 10.39 Change of Control Agreement dated as of January 3, 2000 by and between the Registrant and Steven Bacich.
 10.40         Fourth Amendment to Lease Agreement with Three Sisters Ranch
               Enterprise.
 23.1          Consent of PricewaterhouseCoopers, LLP Independent Accountants.
 23.2          Consent of Ernst & Young LLP, Independent Auditors.