Form 10-Q
period 2002-06-30
CONCEPTUS INC
filed 2002-08-14
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2002

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

Yes   X               No

As of July 31, 2002, 21,222,405 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Three and Six Months Ended June 30, 2002

PART 1:    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$83,524	$33,734
Short-term investments	3,967	—
Restricted cash	69	69
Accounts receivable, net	509	247
Inventories, net	1,642	1,134
Other current assets	871	556

Total current assets	90,582	35,740

Property and equipment, net	1,888	1,658

Other assets	439	380

Total assets	$92,909	$37,778

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,830	$1,809
Clinical trial accruals	279	422
Accrued compensation	1,413	1,025
Other accrued liabilities	1,122	861

Total current liabilities	4,644	4,117

Long-term clinical liabilities	374	486

Total liabilities	5,018	4,603

Stockholders’ equity:
Common stock	63	49
Additional paid-in capital	185,564	118,348
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(97,734)	(85,222)

Total stockholders’ equity	87,891	33,175

Total liabilities and stockholders’ equity	$92,909	$37,778

The accompanying notes are an integral part of these condensed consolidated financial statements

Conceptus, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$406	$163	$682	$163

Operating costs and expenses:
Cost of sales and start-up manufacturing costs	893	646	1,639	646
Research and development	2,348	1,676	4,330	3,865
Selling, general and administrative	3,999	2,343	7,213	4,397

Total operating costs and expenses	7,240	4,665	13,182	8,908

Operating loss	(6,834)	(4,502)	(12,500)	(8,745)

Other expenses	—	—	(314)	—
Interest and other income	177	215	302	402

Net loss	$(6,657)	$(4,287)	$(12,512)	$(8,343)

Basic and diluted net loss per share	$(0.40)	$(0.32)	$(0.75)	$(0.67)

Weighted-average shares used in computing basic and diluted net loss per share	16,806	13,300	16,640	12,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(12,512)	$(8,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567	342
Stock compensation expense	93	91
Changes in operating assets and liabilities:
Accounts receivable	(262)	(163)
Inventories	(508)	(416)
Other current assets	(315)	(393)
Other assets	(59)	(64)
Accounts payable	21	531
Accrued liabilities	394	(919)

Net cash used in operating activities	(12,581)	(9,334)

Cash flows from investing activities
Purchase of investments	(6,939)	(4,255)
Maturities of investments	2,972	6,326
Capital expenditures	(797)	(477)

Net cash provided by (used in) investing activities	(4,764)	1,594

Cash flows from financing activities
Proceeds from issuance of common stock, net	67,138	10,836

Net cash provided by financing activities	67,138	10,836

Effect of foreign exchange rate changes on cash	(3)	—

Net increase in cash and cash equivalents	49,790	3,096
Cash and cash equivalents at beginning of period	33,734	4,621

Cash and cash equivalents at end of period	$83,524	$7,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCEPTUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 may not necessarily be indicative of the operating results for the full 2002 fiscal year or any other future interim periods.

2.    Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following:

(in thousands)	June 30, 2002	December 31, 2001
Raw materials	$265	$416
Work-in-process	991	664
Finished products	386	54

Total	$1,642	$1,134

3.    Stockholder’s Equity

On June 26, 2002, the Company completed a follow-on public offering in which it sold 4.5 million shares of common stock for $16.00 per share. The net proceeds to the Company from the sale of the shares were approximately $66.8 million, net of underwriting discounts, commissions and other offering costs.

On July 24, 2002, the underwriters exercised the over-allotment option related to the follow-on public offering completed in June 2002, and the Company issued an additional 135,000 shares of common stock at $16.00 per share. The net proceeds to the Company from the sale of the additional shares were approximately $2.0 million after underwriting discounts and commissions.

4.    Computation of Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Under the

CONCEPTUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

requirements for calculating basic net loss per share, the effect of potentially dilutive securities such as stock options are excluded. Basic and diluted net loss per share are equivalent for all periods presented due to the Company’s net loss position.

During all periods presented, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consisted of stock options of 3,080,943 and 2,643,867 shares as of June 30, 2002 and 2001, respectively.

5.    Comprehensive Loss

Total comprehensive loss for the six months ended June 30, 2002 consisted of unrealized foreign currency translation losses of $2,000 and net loss of $12.5 million, as unrealized gains and losses on available-for-sale investments were immaterial. Total comprehensive loss for the three months ended June 30, 2002 consisted of unrealized foreign currency gains of $2,000 and net loss of $6.7 million, as unrealized gains and losses on available-for-sale investments were immaterial. For the three and six months ended June 30, 2001, total comprehensive loss approximates net loss as unrealized gains and losses on available-for-sale investments were immaterial.

6.    Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, the following discussion contains forward looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. We wish to alert readers that the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as the risk factors set forth below under “Risk Factors”, as well as other factors could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed or implied in any forward-looking statements made by us.

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

We commenced a multi-center, international Pivotal, or Phase III, trial in May 2000 to obtain 12-month safety, effectiveness and patient satisfaction data on 400 women to support the submission of a pre-market approval, or PMA, application with the U.S. Food and Drug Administration, or FDA. Additionally, we have an ongoing Phase II clinical study for the safety and effectiveness of Essure that was initiated in November 1998. As of July 13, 2002, we accumulated more than 1,000 woman-years of effectiveness data between our Phase II clinical study and Pivotal trial, and based on current data and zero reported pregnancies in women relying on Essure in these trials, statistical analysis supports an estimated one-year effectiveness rate of 99.8%. Through August 12, 2002, we have not had any reported pregnancies in women relying on Essure in our clinical trials with our current product design. In the commercial setting, we became aware in August 2002, of one reported pregnancy that occurred in a patient relying on a unilateral placement of Essure. Initially, it was believed that this patient had a congenital medical condition whereby only one fallopian tube existed. Shortly after the unilateral placement, it was discovered that the patient had a rare anatomical variant described as a bifurcated uterus, which contained a second fallopian tube which was believed to have had a pre-existing blockage. Consistent with requirements contained within Essure product labeling, patients who receive only unilateral placement of the device are advised against relying on Essure without certain follow-up diagnostic confirmation that a blockage exists in the opposite fallopian tube. The patient incurred an intrauterine pregnancy on the side of the uterus where the second fallopian tube resided, the side opposite of the Essure micro-insert. After approximately six weeks, the pregnancy spontaneously terminated by miscarriage without any reported clinical complication. The patient subsequently underwent a laparoscopic tubal ligation without complication. We do not believe that this pregnancy will materially affect the timing of FDA approval in the U.S., which is further discussed below. No method of birth control, including Essure, has proven to be 100% effective, and we expect women relying on Essure to report pregnancies in the future.

In April 2002, we submitted our PMA application to the FDA and in May 2002, the FDA notified us in writing that it has determined that our PMA application is “fileable,” and that the application was granted expedited review status. On July 22, 2002, the Obstetric and Gynecological Devices Advisory Committee, an independent expert advisory committee to the FDA, recommended, by a vote of 8-0 with one abstention, that Essure be approved once certain conditions are met. However, we note that the Obstetric and Gynecological Devices Advisory Committee’s recommendation is not a guarantee of FDA approval nor does the granting of expedited review status guarantee that the application will ultimately be approved. The actual timing and substance of FDA action is not within our control. We intend to begin selling Essure in the U.S. following FDA approval, which we expect to receive in late 2002 or early 2003.

We currently market Essure in Australia, Singapore, Canada and 12 European markets. In Australia, we are continuing our sales, marketing and training efforts. In March 2002, we established a call center staffed with healthcare professionals to provide women with information about permanent birth control options and to answer questions about Essure. We are closely monitoring the benefit of our call center in Australia and plan to establish similar call centers in the U.S. pending FDA approval of Essure. We are also continuing to market directly to public hospitals in Australia and are now active in public hospitals in every major Australian region.

In Europe, we have established distributor partnerships in the U.K., including Northern Ireland, Spain, Portugal, Holland, Finland, Belgium and Denmark, and have added Germany, Sweden, Switzerland and Turkey in the second quarter of 2002. Our team of clinical trainers and distribution managers continues to oversee the sales efforts and professional education programs of our European distributors. We will continue to focus our efforts in Europe on training physicians, adding additional distributors, and obtaining reimbursement approval.

Since 2001, we have increased investment in manufacturing in order to increase production volumes and improve yields. Our manufacturing group continues to make progress in those areas. We expect our current facility to be sufficient to meet our needs through 2003.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, obtaining FDA approval of Essure, the extent to which Essure gains market acceptance, actions relating to regulatory and reimbursement matters, the long-term clinical results of our ongoing clinical trials, the ability to protect our intellectual property rights, the ability to attract marketing partners, the rate at which we establish our domestic and international distribution network, the ability to scale up our commercial manufacturing capabilities and the introduction of competitive products. For more information, please read “Risk Factors” below.

Results of Operations—Three and Six Months Ended June 30, 2002 and 2001

Net sales were $406,000 for the three months ended June 30, 2002 as compared with $163,000 in the same period last year. Net sales for the six months ended June 30, 2002 were $682,000 as compared with $163,000 for the same period in the prior year. The increase is the result of our continuing efforts in expanding and penetrating various markets for Essure in Europe, Australia, Canada and Singapore. The net sales for the second quarter of 2002 by country or region consisted approximately of 51% to Australia, 45% to Europe, and 4% to Singapore versus 86% to Australia and 14% to Singapore for the same period in 2001. For the three months ended June 30, 2002, three distributors accounted for 51%, 16% and 12% of our net sales. At June 30, 2002, three distributors accounted for 48%, 15% and 15% of our outstanding accounts receivable. For the same period in 2001, three customers accounted for 56%, 14% and 12% of our net sales and outstanding accounts receivable.

Cost of sales and start-up manufacturing costs for the three and six months ended June 30, 2002 were $893,000 and $1,639,000, respectively, as compared with $646,000 for the same periods prior year. The increase represented investment in continued expansion of manufacturing capabilities as we transition to higher volume commercial manufacturing and increased cost of goods sold due to higher sales volume.

Research and development (“R&D”) expenses were $2,348,000 and $4,330,000 for the three and six months ended June 30, 2002, respectively, as compared with $1,676,000 and $3,865,000 for the same periods in the prior year, respectively. The increase was due to additional expenditures associated with regulatory and clinical affairs pertaining to the PMA filing.

Selling, general and administrative (“SG&A”) expenses were $3,999,000 and $7,213,000 for the three months and six months ended June 30, 2002, respectively, as compared to $2,343,000 and $4,397,000 for the same periods in the prior year, respectively. The increase was attributable to continuing marketing and distributorship activities in markets across Europe, support of on-going commercial sales and marketing activities in Australia, and the initial hiring of sales, marketing, and professional training personnel in preparation for U.S. commercialization.

Other expenses of $314,000 for the six months ended June 30, 2002 were related to a one-time settlement charge in connection with a 1997 distribution agreement related to our discontinued product and a foreign currency translation loss.

Interest and other income were $177,000 and $302,000 for the three months and six months ended June 30, 2002, respectively, as compared with $215,000 and $402,000 for the same periods in the prior year, respectively. The decrease was due a lower average rate of return on investments.

We have experienced significant operating losses since inception and, as of June 30, 2002, had an accumulated deficit of $97.7 million. We expect our operating losses to continue at least through 2003 as we continue to expend substantial resources in manufacturing of Essure, prepare for commercialization of Essure in the U.S. pending FDA approval and complete our clinical trials and PMA approval process for Essure.

Liquidity and Capital Resources

As of June 30, 2002, cash, cash equivalents, short-term investments and restricted cash were $87.6 million, compared with $33.8 million at December 31, 2002. The increase was due to the receipt of approximately $66.8 million of net proceeds from a follow-on public offering of 4.5 million shares of common stock at $16.00 per share, which we completed in June 2002, and $0.3 million from the exercise of stock options, offset by $12.6 million of cash used in operating activities and $0.8 million of cash used for the purchase of capital equipment.

Net cash used in operating activities was $12.6 million for the six months ended June 30, 2002 as compared with $9.3 million for the same period in the prior year. The increase was primarily attributable to our operating net loss, payments related to our clinical trials, and scale up of our manufacturing and quality operations in order to transition to a higher volume commercial manufacturing operation.

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2002, which represents net purchases of short-term investments and purchase of capital equipment. In the same period in the prior year, net cash provided by investing activities was $1.6 million, which consisted of $2.1 million of net cash provided by maturity of short-term investments, offset by $0.5 million of cash used in capital expenditures.

Net cash provided by financing activities was $67.1 million for the six months ended June 30, 2002, which represents net proceeds of $66.8 million received from the follow-on public offering completed in June 2002 and $0.3 million from the exercise of stock options. Net cash provided by financing activities was $10.8 million for the same period in the prior year due to the net proceeds received in a private placement completed in April 2001.

We estimate that our existing capital resources will be sufficient to meet our cash requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including timing of receipt of U.S. and international governmental clearances and approvals for Essure; resources devoted to establish sales and marketing and distribution capabilities; resources devoted to improving our manufacturing operations; the rate of adoption of Essure by doctors and patients; and obtaining medical insurance coverage for Essure. Accordingly, we may require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flow from operations through at least 2003.

Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

Risk Factors

In addition to the other information in this Form 10-Q, the following factors should be considered carefully in evaluating Conceptus and our business. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-Q.

We have a limited history of operation and have incurred significant operating losses since our inception. We expect to incur significant operating losses for the foreseeable future and we may never achieve or maintain profitability.

We have a limited history of operation and have incurred significant operating losses since our inception in 1992, including operating losses of $18.8 million in 2001, $15.8 million in 2000, $8.0 million in 1999 and $12.5 million in the six months ended June 30, 2002. We expect to continue to incur significant operating expenses as we complete the Pivotal trial of Essure required prior to Food and Drug Administration, or FDA, approval and expand sales and marketing efforts. We expect to continue to incur significant operating and net losses, which may increase until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We are a one-product company. Essure may be unsuccessful, which would harm our business and force us to curtail or cease operations.

Essure is our only product and we are wholly dependent on it. We will need FDA approval before commercializing Essure in the U.S., and clinical trials of Essure for that purpose are still ongoing. Although we have completed enrollment in our Pivotal trial and have submitted our PMA application to the FDA, we do not know whether we will receive FDA approval within the time we anticipate, or at all. Although the FDA has granted our PMA application expedited review status, and although the Obstetric and Gynecological Devices Advisory Committee of the FDA, an independent expert advisory committee, has recommended, by a vote of 8-0 with one abstention, that Essure be approved once certain conditions are met, the actual timing and substance of FDA action is not within our control and the Advisory Committee’s recommendation is not a guarantee of FDA approval. Delay in or failure to obtain FDA approval would harm our business and force us to curtail or cease operations.

If our product fails to gain market acceptance, our business will suffer.

We are attempting to introduce a novel product into the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. We do not know whether physicians and patients will accept our product or whether we will be able to obtain their recommendations or endorsements. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If Essure does not achieve significant market acceptance among physicians, patients and healthcare payors, even if reimbursement and necessary international and U.S. regulatory approvals are obtained, we may never achieve significant revenues or profitability.

We may not receive regulatory approvals for Essure, which would delay or prevent us from generating product revenues.

Numerous government authorities, both in the U.S. and internationally, regulate the manufacture and sale of medical devices, including Essure. In the U.S., the principal regulatory authorities are the FDA and corresponding state agencies, such as the California Department of Health Services. The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain.

The FDA requires companies that wish to market a new medical device or an existing medical device for use for a new indication to obtain either FDA clearance of a pre-market notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or FDA approval of a PMA application prior to the introduction of the product into the market. The FDA has required us to submit a PMA application to obtain approval to market Essure, which is a more time consuming and costly process than obtaining 510(k) clearance. We submitted our PMA application to the FDA on April 19, 2002. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will “file” the application. On May 22, 2002, the FDA notified us in writing that it has determined that our PMA application is “fileable” and that the application has been granted expedited review status. While we have stated that we expect to receive FDA approval in 2003 and that we could receive FDA approval as early as the end of 2002, this is only our expectation and is not a guarantee, and is subject to significant uncertainties. The actual timing and substance of FDA action is not within our control. The PMA application process typically takes over a year from submission and requires the submission of extensive supporting data and clinical information. Although the FDA has notified us that our previously submitted PMA application is fileable, it may request substantial additional data and other information. Most PMA applications are subject to review by an independent expert advisory committee convened by the FDA to make its own evaluation of the safety and effectiveness of the device. The Obstetric and Gynecological Devices Advisory Committee of the FDA reviewed our PMA application at a meeting on July 22, 2002 and recommended, by a vote of 8-0 with one abstention, that Essure be approved once certain conditions are met. However, the Advisory Committee’s recommendation is not a guarantee of FDA approval and we do not know whether we will be able to obtain the necessary approvals to market Essure in the U.S. on a timely basis, if at all. Moreover, regulatory clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed or product label restrictions, and we may be required to collect a significant amount of clinical data post-approval or comply with additional regulatory requirements or restrictions. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, significant limitations on indicated uses, product label restrictions, a requirement to collect a significant amount of clinical data post-approval, or our failure to comply with existing or future regulatory requirements will delay or prevent us from generating product revenues.

Sales of medical devices outside of the U.S. are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Many countries in which we currently market or intend to market Essure either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future which could delay or prevent us from marketing Essure in these countries.

The FDA and certain foreign regulatory authorities impose numerous requirements with which medical device manufacturers must comply in order to obtain and maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We will be required to adhere to applicable FDA regulations, such as the Quality System Regulation, and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with the Quality System Regulation and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, and by comparable agencies in other countries. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution, any of which could negatively impact our business.

Government or third party reimbursement for Essure may not be available or may be inadequate, which would limit our future product revenues and delay or prevent our profitability.

Market acceptance of Essure in the U.S. and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement. Availability of reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We do not know whether reimbursement for our product will be available in the U.S. or in international markets under either government or private reimbursement systems, or whether physicians will support and advocate reimbursement for use of our systems for all indications intended by us. Large-scale market acceptance of Essure will depend on the availability and level of reimbursement in the U.S. and targeted international markets. We may be unable to obtain or maintain reimbursement in any country within a particular time, for a particular amount, or at all, which would limit our future product revenues and delay or prevent our profitability.

Our clinical trials and the successful commercial introduction of our product could take longer than we expect.

Although for planning purposes we forecast the commencement and completion of various milestones, including clinical trials, regulatory approval and commercial introduction of our product, the actual timing of these events can vary dramatically due to factors outside of our control, such as delays or scheduling conflicts with participating physicians and patients and delays by regulatory agencies. We cannot assure you that our clinical trials will be completed as planned or will be accepted by the FDA as sufficient for approval of the PMA application, or sales of our product will meet our targets. Our failure to complete, or delays in, any of our planned clinical trials or the regulatory approval and commercial introduction of our product in the U.S. could negatively impact our business and investors’ confidence in our ability to develop products, which would likely cause our stock price to decrease.

If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

The Pivotal trial of Essure was designed to support a PMA application and to have four years of post-market follow-up. The long-term results of using Essure will not be available for several years. If long-term patient studies or clinical experience indicate that Essure is less effective or less safe than our current data suggest, we may not achieve market acceptance and/or we could be subject to significant liability.

Our intellectual property rights may not provide meaningful commercial protection for our product, which could enable third parties to use our technology, or very similar technology, and could impair our ability to compete in the market.

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

We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing medical devices, including our patent position, generally are uncertain and involve complex legal and factual questions concerning the enforceability of such patents against alleged infringement. Recent judicial decisions have established new case law and a reinterpretation of previous patent case law, and consequently we cannot assure you that historical legal standards surrounding the questions of infringement and validity will be applied in future cases. In addition, legislation may be pending in Congress that, if enacted in its present form, may limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions that are themselves patentable. Our ability to protect our proprietary methods and procedures may be compromised by the enactment of this legislation or any other limitation or reduction in the patentability of medical and surgical methods and procedures. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may therefore diminish the value of our intellectual property.

We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.

We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants could still disclose our proprietary information and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of a nondisclosure and confidentiality agreement and other contractual restrictions designed/intended to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

Our ability to compete effectively will depend substantially on our ability to develop and maintain proprietary aspects of our technology. Our issued patents, any future patents that may be issued as a result of our U.S. or foreign patent applications, or the patents under which we have license rights may not offer any degree of protection against competitive products. Any patents that may be issued or licensed to us or any of our patent applications could be challenged, invalidated or circumvented in the future.

If we cannot operate our business without infringing third-party intellectual property rights, our prospects will suffer.

Our success will also depend on our ability to operate without infringing or misappropriating the proprietary rights of others. We may be exposed to future litigation by third parties based on claims that our product infringes the intellectual property rights of others. There are numerous issued patents in the medical device industry and, as described in the next risk factor, the validity and breadth of medical device patents involve complex legal and factual questions for which important legal principles remain unresolved. Our competitors may assert that our product and the methods we employ may be covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue, there may be currently pending patent applications of which we are unaware that may later result in issued patents that our product may infringe. There could also be existing patents of which we are unaware that our product may inadvertently infringe. If we lose a patent infringement lawsuit, we could be prevented from selling our product unless we can obtain a license to use technology or ideas covered by that patent or are able to redesign the product to avoid infringement. A license may not be available to us on terms acceptable to us, or at all, and we may not be able to redesign our product to avoid any infringement. If we are not successful in obtaining a license or redesigning our product, we may be unable to sell our product and our business would suffer.

We are currently and may in the future be a party to patent litigation, which could be expensive and divert our management’s attention.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or PTO, to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

A third party, Ovion, Inc., has brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion is a small company formed by William Tremulis and Jeffrey Callister. Mr. Tremulis interviewed with our company for employment and thereafter filed patent applications containing subject matter that appears similar to the Essure micro-insert. Ovion has indicated it believes that the claims of its patent and application cover Essure and its use. Because we believe that some or all of Ovion’s claims should be included within our own patents, we have requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for our product before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in Ovion’s patent that cover Essure. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. If the PTO refuses to declare an interference, or if Ovion’s claims are upheld in the interference proceeding, Ovion may be able to assert its patent successfully against us. We also filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s patent and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. Ovion may file counter-claims against us asserting, among other things, that Essure infringes its patent rights.

An adverse determination in litigation or interference proceedings to which we are or may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling Essure.

One of the patents included in our license from Target Therapeutics, a division of Boston Scientific Corporation, has been the subject of reexamination proceedings in the PTO and an infringement lawsuit by Target Therapeutics. The patent is directed to variable stiffness catheters for use with guidewires, as might be used in our future products. Although the PTO reaffirmed the patent with amended claims and the lawsuit was settled, the patent could be challenged or invalidated in the future. If this patent is invalidated, our ability to prevent others from using this proprietary technology would be compromised.

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

If we fail to manage our expansion, our business could be impaired.

Our number of employees has increased from 70 on June 30, 2001 to 138 on June 30, 2002. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. Although we have no current plans to do so, we may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business. If we fail to manage our growth and expansion, our business could be impaired.

We have limited experience in manufacturing Essure in commercial quantities.

If we are successful in marketing Essure, we plan to increase internal manufacturing operations as well as to use third-party manufacturers to manufacture the product. We have identified candidates that we believe could adequately produce Essure with the appropriate quality and sufficient volumes. However, third-party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliance with FDA or other health authority requirements. We and/or our future third-party manufacturers may encounter manufacturing difficulties, which could prevent or delay commercialization of Essure.

We depend upon sole source suppliers and have no contractual arrangements.

We purchase both raw materials used in our product and finished goods from various suppliers, and we rely on single sources for some items, including the delivery catheter tubing and polyester fiber. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could delay commercialization of Essure, particularly as we scale up our manufacturing activities in support of international commercial sales of Essure and, to the extent that FDA approval is received, U.S. commercial sales of Essure.

Health care reform may limit our return on our product.

The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third party payors to contain or reduce the costs of health care through various means. In the U.S., there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the U.S. health care system are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to product liability claims, and we have only limited insurance coverage.

The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although we have not experienced any product liability claims to date, we cannot assure you that we will be able to avoid significant product liability claims and potential related adverse publicity. We currently maintain product liability insurance with coverage limits of $10.0 million per occurrence and an annual aggregate maximum of $10.0 million, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, we cannot assure you that product liability claims in connection with clinical trials or sales of Essure will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, or at all. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our product, could cause our stock price to fall.

We may not be able to attract and retain additional key management, sales and marketing and technical personnel or we may lose existing key management, sales and marketing or technical personnel, which may delay our development and marketing efforts.

We depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

We face intense competition, and if we are unable to compete effectively, demand for Essure may be reduced.

The medical device industry is highly competitive and is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company’s competitive position. As we commercialize Essure, we expect to compete with:

•	other methods of permanent contraception, in particular tubal ligation;

•
other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, and vaginal rings, and prescription drugs such as the birth control pill, injectable and implantable contraceptives, patches and condoms; and

•	other companies that may develop permanent contraception devices that are similar to or otherwise compete with Essure.

We are aware of companies that are in the early stages of development of non-incisional permanent contraception devices, and other companies may develop products that could compete with Essure. We also compete with other companies for clinical sites at which to conduct trials. Competitive factors may render Essure obsolete or noncompetitive or reduce demand for Essure.

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

Our financial condition in the near term is highly dependent on the sale of Essure in Australia, Europe and other countries outside of the U.S. If we experience difficulties in our international sales and operations, our business will suffer and our financial condition will be harmed. Our international operations and sales are subject to a number of risks, including:

•	currency fluctuations;

•	difficulties in staffing and managing foreign operations;

•	difficulties in accounts receivable collection;

•	recessions in economies outside the U.S.;

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in some countries; and

•	political and economic instability.

Our future liquidity and capital requirements are uncertain.

As we commercialize Essure on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations through at least 2003. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	the progress and cost of clinical research and product development programs;

•	the timing of receipt of U.S. and international governmental marketing clearances and approvals;

•	the resources devoted to increasing our manufacturing capacity;

•	our ability to reduce our cost of sales;

•	the resources devoted to establish sales and marketing and distribution capabilities;

•	the rate of product adoption by doctors and patients; and

•	obtaining government and third-party reimbursement for Essure.

Our future quarterly results may fluctuate.

Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

•	the progress of clinical trials;

•	actions relating to regulatory and reimbursement matters;

•	the rate at which we establish U.S. and international distributors or marketing partners;

•	the extent to which Essure gains market acceptance;

•	the timing and size of distributor purchases; and

•	introduction of competitive products.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of short-term operating needs are invested in money market funds, highly liquid short-term government securities and high quality commercial paper. Due to the short-term and high quality nature of these instruments, we believe these financial instruments are exposed to a low level of interest rate risk.

As of June 30, 2002, a fluctuation in exchange rate of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition. However, as we expand our international operations, exposure to foreign currency fluctuations will increase.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We have filed an action against Ovion, Inc., a development-stage, privately held company, in the United States District Court, Northern District of California. We are pursuing a Declaratory Judgment of Patent Non-Infringement, Invalidity and Unenforceability against Ovion’s United States Patent No. 6,096,052 entitled “Occluding Device and Method of Use.”

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2002 Annual Stockholders’ Meeting was held on May 30, 2002 and the following votes were obtained, approving all matters proposed to stockholders:

Proposal 1	Required Vote	Votes for Nominee	Votes Withheld
Nomination of Directors	Plurality of votes cast

— Marie-Helene Plais-Cotrel — Peter L. Wilson		14,433,577 14,433,177	673,560 673,960

Proposal 2	Required Vote	For	Against	Abstain
Appointment of PricewaterhouseCoopers LLP as Independent Accountants for the fiscal year ending December 31, 2002	Majority of votes cast	15,059,620	28,247	19,270

Proposal 3	Required Vote	For	Against	Abstain
Proposal to amend the Amended and Restated Certificate of Incorporation.	Majority of votes cast	14,541,450	552,319	13,368

Proposal 4	Required Vote	For	Against	Abstain
Proposal to approve the amendment and restatement of the 2001 Equity Incentive Plan.	Majority of votes cast	10,997,970	1,464,766	110,158

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant.

10.41(3)	Amended and Restated 2001 Equity Incentive Plan.

10.42	Promissory note dated April 25, 2002 between the Registrant and Stan Van Gent.

10.43	Relocation bonus agreement dated April 25, 2002 between the Registrant and Stan Van Gent.

10.44	Promissory note dated May 22, 2002 between the Registrant and Stan Van Gent.

(1)
Incorporated by reference to the identically numbered exhibit filed in response to Item 16(a),”Exhibits,” of the Registrant’s Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.

(2)	Incorporated by reference to the identically numbered exhibit contained in the Registrant’s Registration Statement on Form S-3 (file no. 333-89266) filed on June 4, 2002.

(3)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 000-27596) filed on April 22, 2002.

(b)    Reports on Form 8-K.

On April 24, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that it had completed filing of a Pre-Market Approval application with the United States Food and Drug Administration to market Essure.

On April 29, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing financial results for the three months ended March 31, 2002.

On May 16, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing one-year follow-up data on patients from the Pivotal trial of Essure, as presented at the American College of Obstetricians and Gynecologists meeting.

On May 24, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that the Company’s pre-market approval application for Essure had been accepted by U.S. Food and Drug Administration as suitable for filing, and that the application would be reviewed during the July 2002 meeting of the FDA’s Obstetrics and Gynecology Devices Advisory Committee.

On May 30, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that the Company had filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 4,000,000 shares of common stock.

On June 28, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued press releases announcing the pricing of its follow-on public offering and the closing of its follow-up public offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPTUS, INC.

By:	/s/ GLEN K. FURUTA
Glen K. Furuta Vice President, Finance and Administration and Chief Financial Officer

Date: August 14, 2002