Form 10-Q
period 2002-09-30
CONCEPTUS INC
filed 2002-11-14
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

As of October 31, 2002, 21,283,305 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Three and Nine Months Ended September 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$77,499	$33,734
Short-term investments	2,988	—
Restricted cash	69	69
Accounts receivable, net	509	247
Inventories, net	1,820	1,134
Other current assets	778	556

Total current assets	83,663	35,740
Property and equipment, net	2,380	1,658
Other assets	415	380

Total assets	$86,458	$37,778

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,540	$1,809
Clinical trial accruals	159	422
Accrued compensation	1,867	1,025
Other accrued liabilities	336	861

Total current liabilities	3,902	4,117
Long-term clinical liabilities	338	486

Total liabilities	4,240	4,603

Stockholders’ equity:
Common stock	64	49
Additional paid-in capital	188,037	118,348
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(105,881)	(85,222)

Total stockholders’ equity	82,218	33,175

Total liabilities and stockholders’ equity	$86,458	$37,778

The accompanying notes are an intergral part of these condensed consolidated financial statements

Conceptus, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$481	$123	$1,185	$286

Operating costs and expenses:
Cost of sales and start-up manufacturing costs	845	537	2,484	1,183
Research and development	2,170	1,953	6,500	5,818
Selling, general and administrative	5,972	2,234	13,207	6,631

Total operating costs and expenses	8,987	4,724	22,191	13,632

Operating loss	(8,506)	(4,601)	(21,006)	(13,346)
Other expenses	—	—	(314)	—
Interest and other income	359	143	661	545

Net loss	$(8,147)	$(4,458)	$(20,659)	$(12,801)

Basic and diluted net loss per share	$(0.38)	$(0.33)	$(1.14)	$(0.99)

Weighted-average shares used in computing basic and diluted net loss per share	21,220	13,712	18,183	12,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities
Net loss	$(20,659)	$(12,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	852	532
Stock based compensation	93	202
Provision for inventories	80	—
Provision for doubtful accounts	29	—
Changes in operating assets and liabilities:
Accounts receivable	(291)	(150)
Inventories	(766)	(870)
Other current assets	(216)	(148)
Other assets	(36)	(61)
Accounts payable	(276)	20
Accrued liabilities	(114)	(782)

Net cash used in operating activities	(21,304)	(14,058)

Cash flows from investing activities
Purchase of investments	(9,927)	(5,262)
Maturities of investments	6,939	7,788
Capital expenditures	(1,574)	(966)

Net cash (used in) provided by investing activities	(4,562)	1,560

Cash flows from financing activities
Proceeds from issuance of common stock, net	69,611	11,366

Net cash provided by financing activities	69,611	11,366

Effect of foreign exchange rate changes on cash	20	—

Net increase (decrease) in cash and cash equivalents	43,765	(1,132)
Cash and cash equivalents at beginning of period	33,734	4,621

Cash and cash equivalents at end of period	$77,499	$3,489

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

          The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2001.  The results of operations for the three and nine months ended September 30, 2002 may not necessarily be indicative of the operating results for the full 2002 fiscal year or any other future interim periods.

          Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.   These reclassifications did not change previously reported net loss, total assets or stockholders’ equity.

2.       Inventories

          Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following:

(in thousands)	September 30, 2002	December 31, 2001

Raw materials	$381	$416
Work-in-process	383	664
Finished products	1,056	54

Total	$1,820	$1,134

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

          During all periods presented, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive.  These outstanding securities consisted of stock options of 3,437,134 and 2,591,158 shares as of September 30, 2002 and 2001, respectively.

5.       Comprehensive Loss

          Total comprehensive loss for the nine months ended September 30, 2002 consisted of unrealized foreign currency translation losses of approximately $2,000 and net loss of $20.7 million, as unrealized gains and losses on available-for-sale investments were immaterial.  Total comprehensive loss for the three months ended September 30, 2002 consisted of net loss of $8.1 million, as unrealized foreign currency translation losses and unrealized gains and losses on available-for-sale investments were immaterial.  For the three and nine months ended September 30, 2001, total comprehensive loss approximates net loss as unrealized gains and losses on available-for-sale investments were immaterial.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report.  In addition, the following discussion contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended.  We wish to alert readers that the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as the risk factors set forth below under “Risk Factors”, as well as other factors could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed or implied in any forward-looking statements made by us.

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

          We commenced an international Pivotal trial in May 2000 to obtain 12-month safety, effectiveness and patient satisfaction data on 400 women to support the submission of a Pre-Market Approval, or PMA, application with the U.S. Food and Drug Administration, or FDA.  Additionally, we have an ongoing Phase II clinical study for the safety and effectiveness of Essure that was initiated in November 1998.  Based on zero reported pregnancies in women relying on Essure (as of October, 2002) between our Phase II clinical study and Pivotal trials, statistical analysis supports an one-year effectiveness rate of 99.8%.  In April 2002, based on data from our trials, we submitted our PMA application to the FDA, which was granted an expedited review.   In November 2002, we received written notification from the FDA that they have approved the PMA application.  This significant milestone allows us to begin the marketing and distribution effort of Essure in the U.S.

          In our previous discussions with the FDA, and as part of the study design of our Phase II and Pivotal trials, we have agreed to follow our clinical trial patients for a five-year period following the Essure placement procedure.  The information from this planned long-term post-approval study will provide relevant information for our U.S. commercialization, as well as allow us to publish data at the conclusion of the follow-up period.  In addition, a post-approval study to evaluate placement rates among newly trained physicians will be conducted.  This study will involve the first 20 cases performed after preceptoring is completed among 40 physicians in major metropolitan areas.

          We increased hiring activity in our U.S. sales, training and marketing divisions during the third quarter of 2002 in preparation for the launch of Essure in the U.S. following its FDA approval.  We currently have professional trainers and sales representatives in more than 20 states across the U.S.  Our trainers will be focused on physician training and will closely monitor the length of time required for U.S. physicians to adopt Essure as a routine part of their gynecological practice.  We will initially target large-group gynecological practices with the goal of training 500 to 700 physicians by the end of 2003.  Simultaneously, we will be setting up a U.S. call center to answer questions patients may have regarding Essure.

          Internationally, we currently market Essure in Australia, Singapore, Canada and 14 European markets.  In Australia, we are continuing our sales, marketing and training efforts.  We are also continuing to market directly to public hospitals in Australia.  In Europe, we have established distributor partnerships in the United Kingdom, Spain, Portugal, Holland, Finland, Belgium, Denmark, Germany, Sweden, Switzerland, Turkey, Austria, Italy and Norway.  Our team of clinical trainers and distribution managers continue to oversee the sales efforts and professional education programs of our European distributors.  We will continue to focus our efforts in Europe on training physicians, adding additional distributors, and obtaining reimbursement approval.

          Since 2001, we have increased investment in manufacturing in order to increase production volumes and improve yields.  Our manufacturing group continues to make progress in those areas.  We expect our current facility to be sufficient to meet our in-house manufacturing needs through 2003.

          Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which Essure gains market acceptance, actions relating to regulatory and reimbursement matters, the long-term clinical results of our ongoing clinical trials, the ability to protect our intellectual property rights, the ability to attract marketing partners, the rate at which we establish our domestic and international distribution network, the ability to scale up our commercial manufacturing capabilities and the introduction of competitive products.  For more information, please read “Risk Factors” below.

Results of Operations – Three and Nine Months Ended September 30, 2002 and 2001

          Net sales were $481,000 for the three months ended September 30, 2002 as compared with $123,000 in the same period last year.  Net sales for the nine months ended September 30, 2002 were $1,185,000 as compared with $286,000 for the same prior year period.  The increase is the result of our continuing efforts in expanding and penetrating various markets for Essure in Europe, Australia, Canada and Singapore.  The net sales for the third quarter of 2002 by country or region consisted approximately of 43% to Australia and 57% to Europe compared with 68% to Australia and 28% to Singapore for the same period last year.  For the three months ended September 30, 2002, three distributors accounted for 43%, 24% and 11% of our net sales; while for the same period last year, one distributor accounted for 28% of our net sales.  At September 30, 2002, three distributors accounted for 31%, 29% and 14% of our outstanding accounts receivable.  At September 30, 2001, one distributor and one customer represented 24% and 12% of our outstanding accounts receivable.

          Cost of sales and start-up manufacturing costs for the three and nine months ended September 30, 2002 were $845,000 and $2,484,000, respectively, as compared with $537,000 and $1,183,000, for the same prior year periods, respectively.  The increase represented continued investment in manufacturing capabilities in preparation for higher volume commercial manufacturing, and increased cost of sales due to higher sales volume.

          Research and development (“R&D”) expenses were $2,170,000 and $6,500,000 for the three and nine months ended September 30, 2002, respectively, as compared with $1,953,000 and $5,818,000 for the same periods in the prior year, respectively.  The increase for the nine-month periods was primarily due to additional expenditures associated with regulatory and clinical affairs pertaining to the PMA filing.

          Selling, general and administrative (“SG&A”) expenses were $5,972,000 and $13,207,000 for the three months and nine months ended September 30, 2002, respectively, as compared to $2,234,000 and $6,631,000 for the same periods in the prior year, respectively.  The increase was primarily the result of additional expenditures incurred in preparation for the commercialization of Essure in the U.S., coupled with continuing marketing and distributorship activities in Europe and support of on-going commercial sales and marketing activities in Australia.

          Other expenses of $314,000 for the nine months ended September 30, 2002 were related to a one-time settlement charge in connection with a 1997 distribution agreement related to our discontinued products and a foreign currency translation loss.

          Interest and other income were $359,000 and $661,000 for the three months and nine months ended September 30, 2002, respectively, as compared with $143,000 and $545,000 for the same periods in the prior year, respectively.  The increase was due to a higher average cash balance from the completion of the follow-on public offering in June and subsequent exercise of the over-allotment option by the underwriters in July.

          We have experienced significant operating losses since inception and, as of September 30, 2002, had an accumulated deficit of $105,900,000. We expect our operating losses to continue at least through 2003 as we initiate commercialization of Essure in the U.S., continue to expend substantial resources related to increasing manufacturing capabilities and reducing production costs of Essure, and complete our long-term post-approval trial for Essure.

Liquidity and Capital Resources

          As of September 30, 2002, cash, cash equivalents, short-term investments and restricted cash were $80.6 million, compared with $33.8 million at December 31, 2001.  The increase was due to the receipt of approximately $68.8 million of net proceeds from a follow-on public offering of 4.6 million shares of common stock at $16.00 per share and $0.8 million from the exercise of stock options, offset by $21.3 million of cash used in operating activities and $1.6 million of cash used in capital expenditures.

          Net cash used in operating activities was $21.3 million for the nine months ended September 30, 2002 as compared with $14.1 million for the same period in the prior year.  The increase was primarily attributable to our operating net loss, increased activities in sales and marketing in preparation for commercialization of Essure in the U.S., scale up of our manufacturing and quality operations in order to transition to a higher volume commercial manufacturing operation and continued activity in regulatory and clinical affairs.

          Net cash used in investing activities was $4.6 million for the nine months ended September 30, 2002, which represents $3.0 million of net purchases of short-term investments and $1.6 million of expenditures in capital equipment.  In the same period in the prior year, net cash provided by investing activities was $1.6 million, which consisted of $2.5 million of net cash provided by maturity of short-term investments, offset by $0.9 million of cash used for capital expenditures.

          Net cash provided by financing activities was $69.6 million for the nine months ended September 30, 2002, which represents net proceeds of $66.8 million received from the follow-on public offering completed in June 2002, $2.0 million from the exercise of the over-allotment option in July 2002 and $0.8 million from the exercise of stock options.  Net cash provided by financing activities was $11.4 million for the same period in the prior year due to the net proceeds received in a private placement completed in April 2001.

          We estimate that our existing capital resources will be sufficient to meet our cash requirements for more than the next twelve months.  Our future liquidity and capital requirements will depend upon numerous factors, including the rate of adoption of Essure by doctors and patients; resources devoted to establish sales and marketing and distribution capabilities; status of medical insurance coverage for Essure and resources devoted to improve the cost of manufacturing on a commercial scale.  Accordingly, we may require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.  Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Additional funding may not be available when needed or on terms acceptable to us.  If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities.  We expect to have negative cash flow from operations through at least 2003.

Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002.  Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30.  SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease.  The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002.  SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred.  SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

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

          We have a limited history of operation and have incurred significant operating losses since our inception in 1992, including operating losses of $21.0 million in the nine months ended September 30, 2002, $18.8 million in 2001, $15.8 million in 2000, and $8.0 million in 1999. We expect to continue to incur significant operating expenses and net losses as we begin to expand sales and marketing efforts in the United States. Our net losses may continue to increase until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

          The Pivotal trial of Essure was designed to support a PMA application and to have four years of post-market follow-up.  In addition, patients in the Phase II study will be followed to five years. The long-term results of using Essure will not be available for several years. If long-term patient studies or clinical experience indicate that Essure is less effective or less safe than our current data suggest, we may not achieve market acceptance and/or we could be subject to significant liability.

          We may not maintain regulatory approvals for Essure, our only product, which would delay or prevent us from generating product revenues, and would harm our business and force us to curtail or cease operations.

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

          The FDA requires companies that wish to market a new medical device or an existing medical device for use for a new indication to obtain either FDA clearance of a pre-market notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or FDA approval of a PMA application prior to the introduction of the product into the market. The FDA has required us to submit a PMA application to obtain approval to market Essure, which is a more time consuming and costly process than obtaining 510(k) clearance.  We have received FDA approval to market Essure in the United States, the loss of which or our failure to comply with existing or future regulatory requirements could delay or prevent us from generating product revenues.

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

          A third party, Ovion, Inc., has brought to our attention two patents and certain claims from a pending patent application owned by it. Ovion is a small company formed by William Tremulis and Jeffrey Callister. Mr. Tremulis interviewed with our company for employment and thereafter filed patent applications containing subject matter that appears similar to the Essure micro-insert. Ovion has indicated it believes that the claims of its patent and application cover Essure and its use. Because we believe that some or all of Ovion’s claims should be included within our own patents, we have requested that the PTO to declare at least one interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for our product before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in Ovion’s patent that cover Essure. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. If the PTO refuses to declare an interference, or if Ovion’s claims are upheld in the interference proceeding, Ovion may be able to assert its patent successfully against us. We also filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s patent (U.S. Patent No. 6,096,052) and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO.  During an October 28, 2002 hearing before the Court, Ovion stated that it does not intend to charge Conceptus with infringement of U.S. Patent 6,096,052.  However, on August 13, 2002, Ovion has filed a separate action, in the same court, charging Conceptus with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and

Method of Use.”  Conceptus has denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that U.S. Patent No. 6,432,116 is not infringed, invalid and unenforceable.

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

          In order to market, sell and distribute Essure, we will need to continue to develop a sales force and marketing group with relevant experience and enter into additional arrangements with third parties to distribute Essure. Developing a marketing and sales force is expensive and time consuming and could delay our product launch. If we fail to establish adequate marketing and sales capabilities or enter into successful distribution arrangements with third parties, we may be unable to commercialize Essure successfully.

          If we fail to manage our expansion, our business could be impaired.

          Our number of employees has increased to 169 on September 30, 2002 from 98 on September 30, 2001. The growth that we have experienced, and in the future may experience, provides challenges to our organization. Although we have no current plans to do so, we may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business. If we fail to manage our growth and expansion, our business could be impaired.

          We have limited experience in manufacturing Essure in commercial quantities.

          If we are successful in marketing Essure, we plan to increase internal manufacturing operations as well as to use third-party manufacturers to manufacture certain processes and assemblies of the product. We have identified candidates that we believe could adequately produce Essure with the appropriate quality and sufficient volumes. However, third-party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliance with FDA or other health authority requirements. We and/or our future third-party manufacturers may encounter manufacturing difficulties, which could prevent or delay commercialization of Essure.

          We depend upon sole source suppliers and have no contractual arrangements.

          We purchase both raw materials used in our product and finished goods from various suppliers, and we rely on single sources for some items, including the delivery catheter tubing and polyester fiber. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could delay commercialization of Essure, particularly as we scale up our manufacturing activities in support of U.S. and international commercial sales of Essure.

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

          The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although we have not experienced any product liability claims to date, we cannot assure you that we will be able to avoid significant product liability claims and potential related adverse publicity. We currently maintain product liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, we cannot assure you that product liability claims in connection with clinical trials or sales of Essure will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, or at all. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our product, could cause our stock price to fall.

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

•

other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

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

          If we experience difficulties in our sales and operations, our financial condition will be harmed.

          Our financial condition is highly dependent on the sale of Essure in U.S., Australia, Europe and other countries. If we experience difficulties in our domestic and international sales and operations, our business will suffer and our financial condition will be harmed. Our domestic and/or international operations and sales are subject to a number of risks, including:

•	currency fluctuations;

•	difficulties in staffing and managing foreign operations;

•	difficulties in accounts receivable collection;

•	recessions in economies;

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in U.S. and other countries; and

•	political and economic instability.

          Our future liquidity and capital requirements are uncertain.

          As we commercialize Essure on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations through at least 2003. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	the rate of product adoption by doctors and patients;

•	obtaining government and third-party reimbursement for Essure,

•	the resources devoted to increasing manufacturing capacity to meet commercial demands;

•	our ability to reduce our cost of sales;

•	the resources devoted to establish sales and marketing and distribution capabilities; and

•	the progress and cost of product development programs.

          Our future quarterly results may fluctuate.

          Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

•	the rate at which new physicians are trained;

•	actions relating to reimbursement matters;

•	the rate at which we establish U.S. and international distributors or marketing partners;

•	the extent to which Essure gains market acceptance;

•	the timing and size of distributor purchases; and

•	introduction of competitive products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

              Our cash balances in excess of short-term operating needs are invested in money market funds, highly liquid short-term government securities and high quality commercial paper.  Due to the high quality nature of these instruments, we believe these financial instruments are exposed to a low level of credit risk.

              As of September 30, 2002, a fluctuation in exchange rate of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.  However, as we expand our international operations, exposure to foreign currency fluctuations will increase.

Item 4.  Controls and Procedures

              The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

              Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

              There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

              We have filed an action against Ovion, Inc., a development-stage, privately held company, in the United States District Court, Northern District of California.  We are pursuing a Declaratory Judgment of Patent Non-Infringement, Invalidity and Unenforceability against Ovion’s United States Patent No. 6,096,052 entitled “Occluding Device and Method of Use.”  During a recent hearing before the Court, Ovion stated that it does not intend to charge Conceptus with infringement of U.S. Patent No. 6,096,052.  However, on August 13, 2002, Ovion has filed a separate action, in the same court, charging Conceptus with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.”  Conceptus has denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that U.S. Patent No. 6,432,116 is not infringed, invalid and unenforceable.

Item 2.  Changes in Securities and Use of Proceeds

              None.

Item 3.  Defaults upon Senior Securities

              None.

Item 4.  Submission of Matters to a Vote of Security Holders

              None.

Item 5.  Other Information

              None.

Item 6.  Exhibits and Reports on Form 8-K

              (a)   Exhibits.

                      None.

              (b)   Reports on Form 8-K.

                    On July 23, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing announcing that the Obstetrics and Gynecological Devices Advisory Committee of the FDA recommended approval for Essure.

                    On July 26, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing financial results for the three and six months ended June 30, 2002.

                    On August 14, 2002, the Company filed a current report on Form 8-K under Item 9 (“Regulation FD Disclosure”) reporting that it had filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 with the Securities and Exchange Commission, and attaching the certifications made to accompany such Form 10-Q, pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

                    On August 16, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that it had responded to the patent infringement claim made by Ovion, Inc.

SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPTUS, INC.

	By:	/s/ GLEN K. FURUTA

Glen K. Furuta Vice President, Finance and Administration and Chief Financial Officer

Date: November 14, 2002

CERTIFICATIONS

I, Steven Bacich, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Conceptus, Inc., a Delaware corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ STEVEN BACICH

Steven Bacich Chief Executive Officer

I, Glen K. Furuta, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Conceptus, Inc., a Delaware corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GLEN K. FURUTA

Glen K. Furuta Chief Financial Officer