Form 10-K
period 2002-12-31
CONCEPTUS INC
filed 2003-03-31
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

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

Registrant’s telephone number, including area code: (650) 628-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.003 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the Registrant based on the closing sale price of the Registrant’s Common Stock on the Nasdaq National Market on June 28, 2002 was approximately $270,546,335 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 21,409,461 shares of Registrant’s Common Stock issued and outstanding as of March 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This annual report on Form 10-K, and in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words “believes,” “anticipates,” “intends,” “expects,” “plans,” “seeks” and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Conceptus to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the uncertainty of market acceptance of our product; our limited operating history; our ability to develop and maintain proprietary aspects of our technology; dependence on obtaining and maintaining reimbursement; intense competition in the medical device industry; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; the inherent risk of exposure to product liability claims and product recalls; and other factors referenced in this Form 10-K. These factors are discussed in more detail below. Given these uncertainties, persons evaluating our business are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

We develop, manufacture and market Essure™, an innovative and proprietary non-incisional permanent birth control device for women. Essure is a soft and flexible micro-insert delivered into a woman’s fallopian tubes designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The Essure placement procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. In November 2002, we obtained approval to market Essure in the United States from the United States Food and Drug Administration, or the FDA, and have started our sales and marketing campaign in the United States. Internationally, Essure is currently being marketed in Australia, Singapore, Indonesia, Canada and fifteen countries in Europe.

We believe that Essure represents an attractive, non-invasive, alternative to tubal ligation for women seeking permanent birth control. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure placement procedure does not require cutting or penetrating the abdomen, which is expected to lower the likelihood of post-operative pain due to the incisions/punctures, and is typically performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of Essure, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure placement procedure. No overnight hospital stay is required. Furthermore, Essure is effective without drugs or hormones.

We believe Essure will also appeal to women who have completed childbearing but who are using either temporary birth control methods or no birth control method. Among women from our Phase II clinical study and Pivotal trial who have worn the micro-inserts for two years or more, 99% rated their comfort with Essure as “good” to “excellent” at the follow-up visits conducted as of October 2002. Excluding the day of the Essure placement procedure, 92% of the patients in the Pivotal trial who were employed returned to work in one day or less. Essure’s safety and recovery profile is one of the reasons that we believe it may be a preferred alternative to currently available methods of permanent birth control.

We believe that physicians will be receptive to Essure because it is a less invasive permanent birth control option to offer their patients. We also believe physicians will find Essure procedures relatively easy to perform after completing our training program. We believe hospitals will be able to utilize their facilities more cost effectively with the Essure placement procedure compared with tubal ligation. We expect payors to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. In addition, payors may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of currently available permanent birth control methods but who may elect to use Essure.

In November 2002, we received formal notification from the FDA that Essure had been approved for marketing in the United States. In order to obtain this approval, we commenced an international Pivotal trial in May 2000 to obtain 12-month safety, effectiveness and patient satisfaction data on 400 women to support the submission of a Pre-Market Approval, or PMA, application with the FDA. Additionally, we have an ongoing Phase II clinical study of safety and effectiveness that we initiated in November 1998.

Shortly after we received FDA approval in November 2002, we made our first commercial sales of Essure in the United States. During the second half of 2002, we increased hiring activities in our United States sales, professional education and marketing functions. We currently have professional education field trainers and sales representatives across the United States. Our professional education effort will be entirely focused on physician training. We will monitor the length of time required for United States physicians to adopt Essure as a routine part of their gynecological practice. We will initially target large-group gynecological practices with the goal of training, inclusive of preceptorship, approximately 700 physicians by the end of 2003. During the second quarter of 2003, we will be setting up a United States call center to answer questions prospective patients may have regarding Essure as well as to provide trained physician referral information.

Essure is listed with Australia’s Therapeutic Goods Administration, or the TGA, which allows us to market and sell Essure in Australia. Recently, the TGA has revised their current law to require that all products listed under the TGA must also be registered with the TGA within the next five years. We intend to comply with this requirement. We have a sales and marketing group in Australia and began commercial sales there in the second quarter of 2001. In February 2001, we received approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. We currently have ongoing reimbursement studies being conducted in France and the U.K. We have established distribution partnerships in select European countries, including Austria, Belgium, Denmark, Finland, Germany, Holland, Italy, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and the U.K., and made our first sales to distributors in December 2001. We initiated a direct sales program in France during 2002 and our first commercial sale was made in October 2002. We received clearance from Health Canada to market Essure in Canada in November 2001 and made our first commercial sale through a distributor in Canada in January 2002.

We maintain a website located at www.conceptus.com. We make available free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into and does not form a part of this form 10-K.

Our Market

A 1995 National Survey of Family Growth performed by the Centers for Disease Control and Prevention, or CDC, the most current available statistics on United States reproductive health, estimated that 64% of the

60.2 million United States women of reproductive age (15-44) use some form of birth control. The most common form of birth control in the United States according to this 1995 CDC survey was tubal ligation, followed by oral contraceptives, condom and vasectomy.

According to the 1995 CDC survey, 39% of women who use any form of birth control rely on permanent birth control methods, such as tubal ligation and vasectomy. In 1971, vasectomy, a male sterilization procedure, outnumbered tubal ligation by more than three to one. As a result of the adoption of a less invasive laparoscopic procedure in 1971, tubal ligation procedures currently outnumber vasectomies by 75% annually. Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States, and the prevalence increases with age and number of children. Approximately 90% of United States women who have had tubal ligation have two or more children and 65% are between the ages of 35 and 44. Despite the decrease in vasectomies since 1971, we estimate that there are still approximately 400,000 vasectomy procedures performed each year in the United States.

In addition to permanent birth control procedures, the 1995 CDC survey estimated that approximately 21 million United States women use temporary methods of birth control, such as oral contraceptives, implants and injectables. Included in this group are approximately seven million women, who have two or more children, which we believe makes them more likely to consider permanent forms of birth control. Furthermore, researchers in a 1999 article published in Family Planning Perspectives theorized that women may not be completely satisfied with long-term use of temporary methods of birth control. The Family Planning Perspectives article reported that 44% of women using temporary birth control change methods for a method-related reason within 12 months, increasing to 61% by 24 months. For these reasons, we believe our market includes not only women who desire permanent birth control, but potentially also women who have completed childbearing but are using either temporary birth control methods or no birth control method at all because no viable non-incisional alternative to tubal ligation is currently available.

Based on data from the CDC’s 1995 National Survey of Family Growth, the following chart summarizes birth control methods used by women using contraception between the ages of 30-44 in the United States:

	Age 30-34	Age 35-39	Age 40-44

Fertile women	8.0 million	8.2 million	7.3 million

Method

Tubal ligation	30%	41%	50%

Pill	29%	11%	6%

Condom	18%	17%	12%

Vasectomy	10%	18%	20%

All others	13%	13%	12%

Worldwide, there is a larger market for permanent birth control. The most current and available report on worldwide birth control statistics is a 1998 United Nations report on birth control methods used in 1993 by reproductive couples. The report indicated that tubal ligation, the leading birth control method worldwide, was used by 32% of reproductive couples, followed by intrauterine devices, or IUDs, at 22%, oral contraceptives at 14% and condom at 7%.

Other Available Permanent Birth Control Methods

Tubal Ligation.    Tubal ligation is the most common form of birth control that combines high effectiveness with no required user compliance and a very low risk of long-term side effects. However, the difficulty in accessing the fallopian tubes has made it necessary to perform incisional surgery. The two most common methods of tubal ligation are laparoscopic tubal ligation and tubal ligation performed by mini-laparotomy or laparotomy. Each method of tubal ligation has a one-year effectiveness rate of approximately 99.5%.

Laparoscopic tubal ligation, the least invasive method of tubal ligation, requires one to two punctures to be made in the abdomen and carbon dioxide gas to inflate the abdomen to improve visibility and access for the surgeon. The fallopian tubes are then ligated by cutting or cauterizing, or by mechanical occlusion using clips or rings. Because laparoscopic tubal ligation requires penetration of the abdomen, 93% of laparoscopic tubal ligations are performed under general anesthesia. The typical surgical procedure takes approximately 45 minutes and is followed by four to five hours of recovery time in a hospital setting. Women typically return to normal activities four to six days after a laparoscopic tubal ligation. Tubal ligation by laparotomy is a more invasive method of tubal ligation due to a more extensive incision and is associated with a higher rate of complications and longer hospital stays and recovery periods.

The CDC conducted a large, prospective trial of women undergoing tubal ligation by either laparoscopy or laparotomy, and reported that major complications occurred in 1.6% to 5.7% of the cases, depending on the surgical approach. The most frequent major complication with laparoscopy was unintended major surgery due to unexpected bleeding, hematoma formation or stomach/bowel perforation. The major complications reported with laparotomy were fever morbidity and re-hospitalization due to pelvic abscess, pulmonary abscess, pulmonary embolus and bowel obstructions.

In addition to the CDC study, published reports of randomized trials involving the three FDA-approved devices for tubal occlusion, Filshie Clip, Hulka Clip and the Tubal Ring, cited overall complication rates of 11.2% to 24.0%, depending on the surgical approach. The complications reported in these studies included surgical injuries, primary incision complications and infections. Incision complications were the most frequent and could be eliminated with a non-incisional approach. The complication rates in these studies were higher than reported in the CDC published reports because the CDC study focused only on major complications.

In addition to the complications reported in the public research literature, a report entitled Summary of Safety and Effectiveness for the Filshie Clip PMA, which was prepared and distributed by the FDA, also noted the following complications: pelvic pain (35.7%), menstrual pattern changes (12.2%), back/shoulder pain (6%), nausea/vomiting (4.3%) and headache (3.0%).

Based on early reports of the CDC study involving 3,500 women who underwent laparoscopic tubal ligation, a five-fold difference in complication rates was found between procedures performed under general anesthesia and those performed under regional anesthesia. In subsequent reports from the CDC study expanded to cover over 9,000 women, use of general anesthesia was found to be a predictor of complications in women undergoing interval laparoscopic tubal ligation, that is, tubal ligation not associated with childbirth. In addition, 40% of the deaths attributable to tubal ligation followed complications associated with general anesthesia, and there were no deaths due to complications from regional anesthesia. Although use of regional anesthesia for tubal sterilization is associated with a lower rate of complications, laparoscopic tubal sterilization still requires access to the peritoneal cavity with its associated risks.

Vasectomy.    Vasectomy is a highly effective method of male birth control that is performed in a doctor’s office with local anesthesia and typically takes about 20 minutes. The vas deferens is ligated or resected and the cut ends are typically cauterized or clipped. Patients are observed for approximately 20 minutes before release and are encouraged to use an ice pack for approximately 4 hours to reduce swelling. Support devices are recommended for two days. Before relying on the vasectomy for birth control, men are encouraged to be tested 12 weeks after the procedure for the presence of sperm and to use alternate forms of birth control during the 12 week period. Side effects of vasectomy include bleeding, infection and chronic pain syndrome.

Other Available Temporary Birth Control Methods

Oral contraceptives and drug delivery systems.    Birth control pills and other hormone delivery systems offer temporary birth control to women. Birth control pills contain female hormones and require a daily pill-taking regimen in order to stop the ovaries from releasing eggs. According to Contraceptive Technology, 17th revised edition, the birth control pill has a “perfect use” failure rate of 0.1% but a “typical use” failure rate of 5.0% in the first year of use. This method has a relatively high failure rate because of imperfect user compliance, an inherent problem with many methods of temporary birth control. Many physicians will not prescribe birth control pills to women over the age of 35 who smoke cigarettes because of the potential for serious side effects. Some of the risks associated with the pill are an increased risk of heart attack, stroke and blood clots.

Other forms of temporary hormonal birth control include injectable hormones, such as Depo-Provera and Lunelle, implantable hormones, such as Norplant and Implanon, vaginal rings, such as NuvaRing, and patches, such as OrthoEvra. All work to inhibit ovulation and/or inhibit sperm from entering the uterus. All have high effectiveness rates, but some, such as the ring and the patch, still require a high level of user compliance, and injectables require periodic re-injections. All have undesirable side effects, such as menstrual cycle changes, weight gain, headache, nausea and breast tenderness. Those containing estrogen, such as Lunelle, NuvaRing and OrthoEvra, may increase the risk of blood clots, heart attack and stroke.

Condoms and diaphragms.    Condoms are male contraceptives that may also protect against sexually transmitted diseases. Diaphragms are soft, flexible, cup-shaped products that are placed inside of a woman’s vagina and over the cervix in order to prevent the sperm from entering the uterus and fertilizing the egg. Although condoms and diaphragms have very limited side effects, these methods have relatively high first-year failure rates primarily due to imperfect user compliance. According to Contraceptive Technology, 17th revised edition, the first-year “typical use” failure rates are 14% for condoms and 20% for diaphragms.

Intrauterine devices (IUDs).    IUDs are small devices that are placed in a woman’s uterus to prevent fertilization of the egg. They contain either copper, as in Paragard, or hormones, as in Mirena, which is also known as an intrauterine system. According to Contraceptive Technology, 17th revised edition, IUDs have a first year failure rate of 0.1% to 0.8%. However, the use of IUDs among United States women has been low in recent years, representing only approximately 1% of contraceptive users. Potential side effects from IUDs include menstrual cycle changes, infection, cramping, expulsion and uterine perforation.

The Essure Product

We developed Essure in response to what we perceived as a market need for a permanent, less invasive and less costly alternative to tubal ligation.

The Essure micro-insert is designed to be placed into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive tubal access delivery system. The delivery system is a disposable plastic handle with a thumb-wheel that is connected to our proprietary guidewire and catheter system. The micro-insert is constructed of medical grade materials, a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy, called Nitinol, and a layer of polyethylene terephthlate, or polyester fibers, wound between the inner and outer coils. All of these materials have been used in the body for a variety of different applications, including cardiovascular surgery, for many years. Nitinol, a shape-memory metal, has been used in cardiovascular and peripheral vascular stents. Polyester fiber, proven to promote tissue in-growth, has been used in a variety of other medical applications, including artificial heart valves and vascular grafts. Stainless steel has been used in numerous long-term medical applications. An Essure micro-insert is deployed into each of the woman’s fallopian tubes using a hysteroscope. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the micro-insert. When released, the micro-insert automatically expands to the contours of the fallopian tube. Over a three-month time frame, the polyester fibers within the micro-insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing pregnancy. Based on clinical trial data filed with FDA in October 2002, Essure has been demonstrated to be 99.8% effective at two years of follow-up. Little data beyond two years is currently available and we intend to publish updated clinical data annually.

Essure has proven to have high patient satisfaction in our clinical trials. Clinical data filed with the FDA in October 2002 shows that 99% of the women who have relied on Essure for contraception for two years or more have reported their comfort with Essure as “good” to “excellent” in follow-up visits conducted. Excluding the day of the Essure placement procedure, 92% of women in our clinical trials who were employed returned to work in one day or less.

We did not perform a comparison to laparoscopic tubal ligation in our Pivotal trial. We believe, however, based on current data from our Pivotal trial and published reports on laparoscopic tubal ligation, that the Essure placement procedure has the following key advantages over laparoscopic tubal ligation:

	Essure Procedure	Tubal Ligation

Procedure	Transcervical—> Non-incisional	Incisional—> Abdomenal incision or puncture

Typical anesthesia	Local, intravenous sedation	General

Average endoscopic procedure time	13-18 minutes	Not measured

Average total procedure time	35 minutes	Approximately 30-45 minutes

Average post-op recovery time	45 minutes	4-5 hours

Where performed	Outpatient/hospital, surgi-center or doctor’s office	Inpatient/hospital or surgi-center

Average return to regular activities*	1-2 days	4-6 days

*	Excluding the day of procedure

We believe that Essure and the Essure placement procedure offer the following important benefits to patients, physicians, hospitals and payors:

Benefits to patients

•	No risks associated with incisions and use of general or regional anesthesia.

•	Rapid return to regular activities of one to two days as compared to four to six days for laparoscopic tubal ligation.

•	Two-year effectiveness rate of 99.8%.

•	No risks associated with hormones used with hormone-based contraception.

•	No recurring management of contraception usage as compared to non-permanent contraception methods, such as the birth control pill, implants and injectables.

Benefits to physicians and hospitals

•	Short and relatively easily performed procedure.

•	No risks associated with incisions and use of general or regional anesthesia.

•	May be performed in a less resource-intensive environment.

•	Elimination of costs related to the use of general or regional anesthesia and post-operative hospital stays.

Benefits to payors

•	Elimination of costs related to the use of general or regional anesthesia and post-operative hospital stays.

•	Potential to reduce unplanned pregnancies, which are costly to payors.

Patient Considerations

There are, however, certain key factors that a woman must consider when she selects Essure.

•	The woman must be certain that she desires permanent birth control, because Essure is not reversible.

•	Like all methods of birth control, the Essure procedure should not be considered 100% effective.

•	For three or more months after the Essure placement procedure, a temporary method of birth control must be used in combination with Essure.

•	Not all women who undergo the Essure placement procedure will achieve successful placement of both micro-inserts. Approximately 1 out of every 7 women in the Essure clinical studies did not achieve successful placement of both micro-inserts during the first placement procedure. Some of these women who chose to undergo a second placement procedure, achieved successful placement of both micro-inserts during the second procedure, and subsequently were able to rely on Essure for contraception.

•	The Essure procedure is newer than other procedures and therefore does not yet have long-term safety and effectiveness data as compared to other procedures.

•	Removal of the Essure micro-inserts requires surgery; and removal is not intended for procedure reversal since Essure is not reversible.

As with all medical procedures, there are risks associated with Essure and the Essure placement procedure. Because there are no abdominal incisions or punctures and general or regional anesthesia is typically not required, the risks associated with the Essure placement procedure are more typical of hysteroscopic procedures and are expected to be of a lesser severity than those of procedures that require invasion of the abdominal cavity. This is typified by the minor nature of most of the adverse events reported in our clinical trials to date. The most frequent risk with the Essure placement procedure is the inability to rely on the micro-insert for contraception, due primarily to lack of micro-insert placement and less frequently to misplacement of the micro-insert. Based on data gathered in our clinical trials, adverse events, which prevented reliance on Essure for contraception, were reported as follows: failure to place 2 micro-inserts in first procedure (14%), initial tubal patency (3.5%), expulsion (2.2%), perforation (1.5%), or other unsatisfactory device location (0.6%). All of the patients who experienced tubal patency at the 3-month HSG were found to have bilateral occlusion at a repeat HSG performed at approximately 6 months after Essure placement. In addition, all of the patients who chose to undergo a second Essure placement procedure following a micro-insert expulsion achieved successful micro-insert placement and were subsequently able to rely on Essure for contraception. The majority of women report mild to moderate pain during the Essure placement procedure. The most frequent adverse events and side effects reported as a result of the hysteroscopic procedure to place the micro-inserts were as follows: cramping (29.6%), pain (12.9%), nausea/vomiting (10.8%), dizziness/lightheadedness (8.8%) and spotting/bleeding (6.8%). Hypervolemia occurred in <1% of cases. During the first year of reliance on Essure for contraception (approximately 15 months after micro-insert placement), the following episodes were reported as at least possibly related to the Essure micro-inserts: back pain (9.0%), abdominal pain (3.8%), and dyspareunia (3.6%). All other events occurred in less than 3% of women. In addition, most women reported spotting for an average of three days post-procedure, and one-third reported pain on the day following the procedure, with little pain reported on subsequent days. Also, occurrences of back/abdominal/other pain, headache, gas/bloating and transient menstrual changes were reported. Persistent pain was not reported by any women, and persistent menstrual changes were reported in less than 2% of women, with virtually equal percentages of women reporting heavier than normal menstrual flow and lighter than normal menstrual flow.

Our Clinical Progress

We commenced a Phase II clinical study of safety and preliminary effectiveness of Essure in November 1998 and a Pivotal, or Phase III, trial of Essure in May 2000. The number of women in whom the Essure micro-

inserts were placed totaled 650 between the two clinical trials. The clinical endpoints of the study include safety, effectiveness and patient satisfaction.

Based on clinical trial data, Essure has been demonstrated to be 99.8% effective at two years of follow-up. Little data beyond two years is currently available and we intend to publish updated clinical data annually. As of December 31, 2002, we have had one request for removal of Essure among the participants in our clinical trials. The removal was requested because of menstrual pain and the micro-inserts were removed without incident.

Clinical data filed with the FDA on October 2002 shows that 99% of the women who have relied on Essure for contraception for two years or more have reported their comfort with Essure as “good” to “excellent” at each of the subsequent follow-up visits conducted.

The following table summarizes data from our two clinical trials as of October 2002:

	Pivotal Trial	Phase II Study

Number of women undergoing a placement procedure	518	227

% of women with micro-inserts placed in both fallopian tubes after 1st attempt.	86%	86%

% of women with micro-inserts placed in both fallopian tubes after 2nd attempt.	90%	88%

Average hysteroscopic procedure time for placement of micro-inserts	13 minutes	18 minutes

“Good” to “Excellent” rating of patient tolerance of procedure	88%	89%

Adverse event rates preventing reliance on Essure	3.0%*	3.0%

*	Does not include the nine women who were able to rely on Essure after a successful second placement procedure.

In April 2002, based on data from our trials, we submitted our PMA application to the FDA, which was granted an expedited review. In November 2002, we received formal notification from the FDA for the approval of Essure.

As a condition of the PMA approval, we are required by the FDA to follow our clinical trial patients for a five-year period following reliance on Essure for contraception. The information from this planned long-term post-approval study will provide relevant information for our United States commercialization, as well as allow us to publish data at the conclusion of the follow-up period.

Our clinical trials are still ongoing, and the clinical trial statistics presented may change as longer term follow-up data from the women participating in the trials is gathered, audited and analyzed, or if the FDA requests that calculations be performed in a different manner than presented in our PMA application.

Other Studies

We have also performed a histology study in women who agreed to have Essure micro-inserts placed in their fallopian tubes prior to surgical removal of their uterus and fallopian tubes for medical reasons. In our histology study, high-powered microscopes were used to examine how the cells in the fallopian tube react to the Essure micro-inserts. Data obtained from the histological analysis of the fallopian tubes in these patients support the theorized mechanism of action of the Essure micro-inserts. Specifically, the polyester fibers in the Essure micro-inserts cause a local, benign tissue in-growth which blocks the fallopian tube. This tissue in-growth is expected to result in both long-term device retention and pregnancy prevention. Our peri-hysterectomy study examined placement feasibility during the initial device development, and was subsequently used for training and to evaluate device improvements.

We also conducted peri-hysterectomy and safety and effectiveness studies to test a new internally developed catheter design. We are testing the new catheter to provide an alternative to a component part of our delivery catheter, which is based on a third party proprietary technology. A PMA supplement was filed and has been approved to allow the introduction of the new catheter in the United States market.

In addition, we are conducting a post-approval study to evaluate placement rates among newly trained physicians. This study involves the first 20 cases performed after training is completed among 40 physicians in major metropolitan areas.

Sales and Marketing

On November 6, 2002, we received FDA approval to market Essure in the United States. The achievement of this major milestone has enabled us to begin an aggressive marketing and sales campaign in the United States. We intend to distribute Essure in the United States through our direct sales force.

Our sales and marketing strategy is to market Essure primarily to gynecologists while building interest and awareness among consumers and general practitioners. We intend to identify, educate and train qualified gynecologists in the Essure placement procedure through a combination of presentations at major medical conferences, hands-on simulation and ultimately, proctored procedures with a clinician experienced in our Essure placement procedure. We may affiliate with local hospitals to establish clinics, or Essure centers, in strategic regions of the United States to train and educate gynecologists in the Essure placement procedure. In addition, we intend to build awareness among consumers, general practitioners and the broader medical community through the use of public relations and targeted advertising.

During the second half of 2002, we hired professional education field trainers and sales representatives across the United States. Our field trainers are focusing on those gynecologists who have attended one of our training courses and are prepared to perform the Essure procedure with their patients. We will initially target large-group gynecological practices with the goal of training, inclusive of preceptorship, approximately 700 physicians by the end of 2003. In order to complete training, we proposed and the FDA agreed that we have a professional trainer in attendance during a physician trainee’s initial cases, usually five, to observe appropriate technique and to sign off the physician for the procedure. As of December 31, 2002, we have put more than 240 doctors through our initial training course in the United States. During the second quarter of 2003, we will be setting up a United States call center to answer questions prospective patients may have regarding the Essure procedure as well as to provide trained physician referral information.

Essure is listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell Essure in Australia. We have established a direct sales force in Australia to sell and market our product to gynecologists. We have successfully gained a small percentage of the private healthcare market share for permanent birth control and are actively working to establish sales in the public healthcare market. We have trained over 200 gynecologists in Australia.

The Australian market is small compared to larger markets such as the United States, Europe and select Asian countries. Accordingly, the Australian market has been a pilot market for us to learn and refine our marketing, sales, and distribution strategies and techniques.

In addition to Australia, we also have presence through distributors in other Pacific Rim countries such as Singapore and Indonesia. We also received clearance from Health Canada in the fourth quarter of 2001 to begin marketing Essure through a distributor in Canada.

In February 2001, we received approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with the health ministries and/or particular requirements regarding labeling or distribution. We currently have on-going reimbursement studies in France and the U.K. to support approvals for physician and device reimbursement. We have established distribution partnerships in select European countries, including Austria,

Belgium, Denmark, Finland, Germany, Holland, Italy, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and the U.K. and we intend to use those distribution channels to develop the European markets. We established a sales and marketing entity in France in December 2001 to be our distributor for the French market and to oversee our marketing and distribution efforts in Europe.

Reimbursement

We believe that obtaining physician fee and device reimbursement for Essure will be an important step toward commercialization of Essure in the United States and internationally. Regardless of the country and its type of reimbursement system, physician advocacy of our product, together with studies demonstrating clinical and cost effectiveness will be required to obtain adequate reimbursement.

United States

Health care providers in the United States typically rely on third-party payors, specifically private health insurers, and government programs such as Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Access to these funds is based on coding systems that are specific to procedure type and typically separate physician fees and fees paid to the facility. In most cases, facility fees include payment for the medical device and are generally paid at rates negotiated between the providers (e.g., hospitals) and third-party payors. We have hired a group of reimbursement specialists who are actively working with physicians, facilities and payors to establish reimbursement for Essure. Based on analysis performed to date, we believe Essure and the Essure placement procedure may be reimbursed under existing reimbursement codes. Early experience indicates that physicians and facilities that have submitted claims have been paid.

Essure is a new medical procedure in the United States. Prior to the time that the first Essure procedures take place at a particular facility, the facility may determine in advance with third-party payors whether reimbursement will be obtained for patients contemplated to undergo an Essure procedure. The determination process just described may affect the timing at which a physician initially performs the Essure procedure at a particular facility. However, once a facility has established a pattern of reimbursement claims paid by third-party payors, we expect the timing for subsequent physicians performing the Essure procedure to be more rapid than that of the initial physicians performing the procedure.

International

Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

In Australia, we obtained approval in 1999 from the appropriate government agency to use the existing tubal ligation reimbursement code for Essure and the Essure placement procedure, and numerous procedures were reimbursed in 2000 using this code. In March 2001, however, we received oral notification from the government agency that the continued applicability of this particular code for Essure and the Essure placement procedure would be reviewed. The review commenced in September 2001 and includes an examination of the clinical and economic outcomes data. The conclusion of this review will determine the future level of reimbursement in Australia for Essure and the Essure placement procedure. We anticipate a response sometime in 2003. We have experienced no interruption of sales in either the private or public hospitals.

In Europe, consultants are assisting us in developing a strategic plan to obtain reimbursement in a number of European countries, and we are conducting clinical reimbursement studies in France and the U.K.

Manufacturing

Currently, all manufacturing processes are performed in our facility in San Carlos, California, with the exception of the manufacturing of certain injection molded parts and catheter tubing, which are manufactured by original equipment manufacturers according to our specifications. After assembly and inspection, we package the Essure system. The packaged units are then sterilized by an external contractor. Over time, we intend to move most aspects of our manufacturing processes to third-party contract manufacturers who meet our quality standards.

We have limited experience manufacturing our product in the volumes that will be necessary to achieve significant commercial sales. To achieve our production volume objectives, we are planning to streamline our manufacturing processes, fully utilize our existing facilities and increase reliance on external contract manufacturers.

We purchase various materials and components from qualified suppliers and inspect these materials and components in-house. We conduct periodic quality audits of our key suppliers. Most components, including nickel titanium alloy, guidewires, the inner release catheter tubing and stainless steel wires, are available from more than one source and we intend to qualify at least two sources for certain components. One component, the delivery catheter tubing, is available from only one supplier. This tubing is manufactured by our supplier using its proprietary intellectual property. Finding a second supplier for this tubing would require approval from our supplier to license its intellectual property to a third party. We are clinically testing an internally developed catheter that will not require a third party license. Another component, the polyester fiber which causes the necessary tissue in-growth, is made to our specifications and currently has only one qualified source. However, we have accumulated a quantity of this material that exceeds our anticipated production needs for the next several years. We are in the process of qualifying a second source for this fiber.

Our manufacturing facility is subject to periodic inspection by regulatory authorities. Our quality assurance systems are subject to FDA regulations. These regulations require that we conduct our product design, testing, manufacturing and control activities in conformance with these regulations and that we maintain our documentation of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch and is registered with the FDA. In addition our facility has received ISO 9001/EN46001 certification and the European Union Device Directive 93/42/EEC, allowing us to affix the CE Mark to our product after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis.

Research and Development

Our research and development activities are performed by a product development, process engineering, regulatory/clinical research staff of 30 employees. Research and development expenses for 2002, 2001 and 2000 were approximately $8.2 million, $8.0 million and $10.7 million, respectively. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and management of the on-going clinical trials.

Intellectual Property

Our policy is to protect our proprietary position aggressively by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, a division of Boston Scientific Corporation, we have filed method patents for the use of our product in new clinical applications and have pursued patents for several of our other inventions and developments. As of December 31, 2002, we had six pending United States patent applications, 16 United States patents which have been issued to us, and 26 foreign and/or international patent applications are pending, with five issued foreign patents. Our issued patents include claims relevant to guidewire manipulation, a guidewire design, and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device. In January 2001, the United States Patent and Trademark Office, or PTO, issued a patent to us granting a number of claims directed to intrafallopian devices, including devices that are anchored by resilient coils. On March 4, 2003, the PTO issued a patent to us with method claims directed to expansion of a device inserted into a tubal ostium with subsequent tissue ingrowth, along with claims to conception-inhibiting devices having coils. These patents describe and claim a variety of techniques to enhance the effectiveness of these devices, including the use of polyester fibers attached to the device, and also discloses methods for deployment of these devices using a transcervical delivery system.

We obtained an exclusive license in the field of reproductive physiology to technology developed by Target Therapeutics, a division of Boston Scientific Corporation. In addition, we have granted to Target Therapeutics an exclusive license to our technology in certain fields of interventional medicine outside of reproductive physiology. Our exclusive license of Target Therapeutics’s technology encompasses certain technology developed by Target Therapeutics as of February 1, 1996. We do not have any preferential rights to technology developed by Target Therapeutics after that date. The license from Target Therapeutics includes patents which relate to the design of its micro-catheters (the initial patent for which expires in June 2006), certain aspects of guidewire design and other important aspects of micro-catheter, guidewire and micro-coil technologies. If these Target Therapeutics patents were invalidated, our proprietary position in the marketplace would be severely compromised. In addition, should any of our Target Therapeutics technology be found to infringe upon a third party’s patent rights, it may affect our ability to develop, market and sell additional products in the future. Finally, Target Therapeutics has the right to terminate our license if we materially breach the terms of the license. If the Target Therapeutics license were terminated, it might affect our ability to develop, market and sell additional products in the future.

We believe that we are free to make and sell our product, and that our product and its intended use does not infringe any valid patent rights of any other party. However, a third party, Ovion, Inc., has brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion has indicated it believes that the claims of its patent and application cover Essure and its use. Because we believe that some or all of Ovion’s claims should be included within our own patents, we have requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for Essure before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. If the PTO refuses to declare an interference, or if Ovion’s claims are upheld in the interference proceeding, Ovion may be able to successfully assert its patent against us.

We filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. We subsequently amended our lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge us with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion filed a separate action, in the same court, charging us with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” We have denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed, invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. While we believe that we will prevail in the above litigations, if we do not, Ovion may be able to obtain damages against us and/or obtain an injunction against the Essure device. If Ovion were successful, there is no guarantee that we could negotiate a suitable arrangement with it to acquire rights under its patents.

Government Regulation

The research, development, manufacture, labeling, distribution and marketing of our product are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies.

United States Regulation

The manufacture and sale of our product are subject to extensive regulation by numerous governmental authorities, principally the FDA as well as state and foreign agencies. In particular, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The FDA requires that all medical devices introduced to the market either be preceded by a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved PMA. A PMA application is approved when the FDA has determined the company has submitted clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications, or for devices that are not of the same type or substantially equivalent to a device in commercial distribution prior to 1976. Essure is regulated by the FDA and received FDA approval for commercialization in the United States on November 6, 2002. If we do not comply with applicable regulatory requirements, we may be subject to, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of approvals and criminal prosecution.

The FDA has the authority to require clinical testing of medical devices, including Essure. An Investigational Device Exemption, or IDE, application must be approved prior to commencement of clinical trials. An IDE application must be supported by data demonstrating safety for clinical use, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. Clinical trials must be conducted in accordance with FDA regulations. We have received an IDE for each of our clinical studies of Essure.

The FDA imposes numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We will be required to adhere to applicable FDA and other regulations regarding Quality Systems, including testing, control and documentation requirements. Ongoing compliance with the Quality System Regulations and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, as well as foreign health authorities. In July 1994, our San Carlos facility was inspected by the California Department of Health Services, and we were subsequently granted a California medical device manufacturing license. In February 1997, our facility was inspected by the California Department of Health Services, and we were granted a California drug manufacturing license. In March 1997, we were inspected by the FDA, with no action indicated and we became ISO 9001 certified in December 2000. In July 2002, we successfully passed another FDA inspection and, partly as a result, received our PMA approval in November 2002. As part of the conditions of approval, we are required to provide data annually to the FDA for five years in order to gather long-term safety and effectiveness data on the Essure System. We are also required to conduct a post approval study in the United States with certain newly trained physicians to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. We are also subject to regulation by the Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our product are subject to change. We cannot predict what impact, if any, such changes might have on our future ability to manufacture, market and distribute Essure.

Export sales to certain countries of investigational devices or devices not approved for commercial distribution in the United States are subject to FDA export requirements. An investigational device may be exported under an IDE, or to 24 listed countries without FDA approval, or to other countries after FDA approval for export.

International regulation

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Essure is listed with Australia’s Therapeutic Goods Agency. The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. We received permission to affix the CE Mark to Essure in February 2001. Some countries in which we currently operate or contemplate to operate either do not currently regulate medical devices or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could delay or prevent us from marketing Essure in these countries.

Competition

We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing and future methods of reversible birth control for both women and men.

We are aware of companies that are in various stages of development of non-incisional permanent birth control devices, and other companies may develop products that could compete with Essure.

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

Product Liability And Insurance

The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although we have not experienced any product liability claims to date, we cannot assure you that we will be able to avoid significant product liability claims and potential related adverse publicity. We currently maintain product liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims in connection with clinical trials or sale of our product will not exceed such insurance coverage limits, which could have a material adverse effect on us, or that such insurance will continue to be available on commercially reasonable terms or at all. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a recall of our product could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2002, we had 184 full-time employees, consisting of 10 in product development, 11 in process engineering, 41 in manufacturing, 76 in sales and marketing, 9 in clinical/regulatory affairs, 17 in quality assurance and 20 in general and administrative functions. In November 2002, we announced that as part of our CEO succession plan, a search would commence for a new chief executive officer with significant commercialization experience. We are in the process of interviewing candidates, however, there can be no assurance that we will identify and hire a suitable candidate in any particular time frame and delays in hiring may cause market uncertainty. We also announced that upon our hiring of a new CEO, Steven Bacich, our current CEO, would become Chief Technical Officer, however, there can be no assurance that Mr. Bacich will continue with us in such role. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

Executive Management of the Company

Our executive officers and other key members of our management team and their age as of March 31, 2003 are as follows:

Name	Age	Position
Steven Bacich(1)	41	President, Chief Executive Officer and Director
Stephen Bowman	58	Senior Vice President, Sales and Marketing
William H. Dippel	57	Vice President, Operations
Cynthia M. Domecus	43	Executive Vice President, Government Affairs
Glen K. Furuta	41	Vice President, Finance and Administration and Chief Financial Officer
Yves Guillemain d’Echon	47	President, Conceptus Europe
Ashish Khera(2)	33	Vice President, Research and Development
Ed Sinclair	46	Vice President, Clinical Research and Regulatory Affairs
Stan Van Gent	42	Vice President, Marketing

(1)	As part of the Company’s CEO succession plan announced in November 2002, a search for a new CEO is in progress.
(2)	Mr. Khera has given notice to us that he will be resigning from the Company in April 2003.

Mr. Bacich has served as President, Chief Executive Officer and a director since January 2000. Mr. Bacich joined Conceptus in March 1997 as Vice President, Research and Development. Prior to joining our company, Mr. Bacich spent seven years as a co-founder and Director of New Product Development for Imagyn Medical, Inc., a medical device manufacturer of gynecological products for infertility and endoscopic procedures. From 1987 to 1989, Mr. Bacich held engineering positions in research and development and was Senior Staff Engineer of Business Development for the Edwards Less Invasive Surgery Division of Baxter International, Inc., a division engaged in the research and development, manufacturing and marketing of cardiovascular catheters. From 1985 to 1987, Mr. Bacich held research and development positions at Mentor Corporation, a reconstructive surgery and urology company. From 1983 to 1985, Mr. Bacich held research and development positions at American Medical Optics, an ophthalmic medical device manufacturer and Division of American Hospital Supply Corporation. Mr. Bacich holds a B.S. in Biomedical Engineering from the University of California, San Diego.

Mr. Bowman joined Conceptus as Senior Vice President, Sales and Marketing in February 2002. Prior to joining our company, Mr. Bowman was Senior Vice President of Marketing and Sales for MiniMed, Inc., a provider of external programmable insulin pumps and glucose monitoring systems, from 1999 to 2000 until MiniMed was acquired by Medtronic, Inc. Prior to MiniMed, Mr. Bowman was Vice President of International Sales and Marketing from 1992 to 1999 at Sulzer Intermedics, a manufacturer and distributor of implantable and disposable medical devices. Prior to Sulzer, Mr. Bowman held senior-level positions at Biotronik and Medtronic. Mr. Bowman holds a B.A. in Marketing from California State University, San Diego.

Mr. Dippel joined Conceptus as Vice President, Operations in May 2001. Mr. Dippel has nearly 30 years of operations experience, primarily with medical device and diagnostic companies. Prior to joining our company, Mr. Dippel was the Vice President of Operations for PercuSurge, a manufacturer of embolic protection devices which was acquired by Medtronic. Previously, from 1997 to 2000 Mr. Dippel was Vice President of Operations for Target Therapeutics, a division of Boston Scientific Corporation. From 1994 to 1997, he worked for Boehringer Mannheim, first as Vice President of Operations and Product Development, and then as Vice President for United States Operations of the Patient Care Group. Mr. Dippel holds a B.S. in Mechanical Engineering from California State Polytechnic University.

Ms. Domecus has served as Executive Vice President, Government Affairs since February 2003. From January 2000 to February 2003, Ms. Domecus served as Senior Vice President, Clinical Research and Regulatory Affairs. From May 1996 to January 2000, Ms. Domecus served as Senior Vice President, Clinical Research, Regulatory Affairs and Quality Assurance. Ms. Domecus joined our company in May 1994 as Vice President of Clinical Research, Regulatory Affairs and Quality Assurance. From 1992 to 1994, she served as Senior Director and Director of Regulatory and Quality Affairs for Systemix, a biotechnology firm. From 1986 to 1992, Ms. Domecus served in varying regulatory affairs capacities with Collagen Corporation, a biomedical device manufacturer, serving as Director of Regulatory Affairs from January 1991 to March 1992. Ms. Domecus has been certified by the Regulatory Affairs Certification Board of the Regulatory Affairs Professional Society. In 1995, Ms. Domecus was appointed by the FDA to its OB/GYN Advisory Panel as the Industry Representative and served on the panel until January 2001. Ms. Domecus holds a B.A. in Psychology from the University of the Pacific.

Mr. Furuta joined Conceptus as Vice President, Finance and Administration and Chief Financial Officer in February 2001. From 1998 to 2001, he was Vice President of Finance and Administration and Chief Financial Officer of Solution Soft Systems, Inc., a privately held software company based in San Jose, California. Prior to that, from 1996 to 1998, he served as Vice President of Finance and Administration and Chief Financial Officer of Progressive Angioplasty Systems, Inc., where he supported the company through its private financing period and its acquisition by United States Surgical Corporation. He also served as Controller and Officer of Heart Technology, Inc. through its initial public offering and prior to its acquisition by Boston Scientific Corporation. Mr. Furuta received his MBA from The Wharton School of the University of Pennsylvania and a B.A. in Business Administration from the University of Washington and is a Certified Public Accountant.

Mr. Guillemain d’Echon joined Conceptus as a consultant and was appointed President of Conceptus Europe in November 2001 to oversee marketing, partnering and distributor relations throughout Europe. From 1995 to 2000, Mr. Guillemain d’Echon served as European President and Chairman of the Board of Sofamor Danek Medtronic France. From 1991 to 1995, he served as European Business Director of the Interventional Cardiovascular Surgery Divisions. Mr. Guillemain d’Echon studied for the CEDEP at INSEAD, Fontainbleau, France.

Mr. Khera joined Conceptus in April 1995 as a Senior Project Engineer and was promoted to Vice President, Research and Development in January 2000. Mr. Khera was employed as a Project Engineer by Pfizer, Inc. from 1992 to 1995, where he developed medical devices for use in cardiovascular and cancer treatment applications. Mr. Khera holds a B.S. in Mechanical Engineering from Carnegie Mellon University.

Mr. Sinclair joined Conceptus as Vice President, Clinical Research and Regulatory Affairs in February 2003. Prior to joining our company, he was Senior Director of Regulatory Affairs and Quality Assurance at Novasys Medical, a private women’s health care company developing a non-surgical treatment for stress urinary incontinence. In late 2001, Mr. Sinclair was a consultant for Conceptus. From 1999 to 2001, he was Vice President of Regulatory, Quality and Clinical Affairs at Prolifix Medical, an early-stage interventional cardiology company. Mr. Sinclair joined PercuSurge in 1996 as Director of Regulatory and Quality Affairs and then Vice President of Operations and Quality for this coronary and cerebral embolic protection company, before its acquisition by Medtronic. From 1994 to 1996, he was Director of Regulatory Affairs and Quality Assurance at Cardiac Pathways, a company founded to treat cardiac arrhythmias and acquired later by Boston Scientific. Mr. Sinclair holds a B.S. degree in Biological Sciences from the University of California, Irvine, and a Master of Arts degree in Management from the University of Redlands.

Mr. Van Gent joined Conceptus in February 2000 as Vice President, Marketing. From 1996 to 2000, Mr. Van Gent served in varying marketing capacities with Valleylab and was Director of International Marketing from 1998 to 2000, where he was responsible for international market introduction, reimbursement, strategic positioning and branding for $70 million of product revenues. Mr. Van Gent has also held various positions in marketing, sales, and engineering over the past ten years for Allergan Medical Optics, Imagyn Medical and Cabot Medical. Mr. Van Gent holds a B.S. in Biomedical Engineering from the University of California, San Diego.

ITEM 2.    PROPERTIES

We are headquartered in San Carlos, California where we lease two buildings occupying approximately 36,400 square feet of office, research and development, and manufacturing space under leases that expire on December 31, 2003. Additionally, we also have two sales and marketing offices in Australia and France, which total no more than 1,000 square feet of combined office space. We believe that our current facilities are adequate for our immediate needs and that we will be able to renew our leases or obtain additional space as needed. We are currently exploring options to either extend our current lease and/or obtain new leases.

ITEM 3.    LEGAL PROCEEDINGS

We filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. We subsequently amended our lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge us with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion has filed a separate action, in the same court, charging us with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” We have denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed, invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. While we believe that we will prevail in the above litigations, if we do not, Ovion may be able to obtain damages against us and/or obtain an injunction against the Essure device. If Ovion were successful, there is no guarantee that we could negotiate a suitable arrangement with it to acquire rights under its patents.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol CPTS since the effective date of our initial public offering on February 1, 1996. The following table presents the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the period indicated.

	High	Low
Year Ended December 31, 2002:
Fourth Quarter	$15.96	$11.98
Third Quarter	$16.41	$12.00
Second Quarter	$21.49	$15.90
First Quarter	$23.18	$17.90
Year Ended December 31, 2001:
Fourth Quarter	$25.23	$14.55
Third Quarter	$18.19	$12.49
Second Quarter	$15.20	$7.56
First Quarter	$15.50	$8.94

As of February 28, 2003, there were 210 stockholders of record.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements and the related notes, which are not included in this Form 10-K.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,650	$401	$—	$95	$449

Operating costs and expenses:
Cost of sales and start-up manufacturing costs	3,142	1,456	—	137	1,702
Research and development	8,230	7,983	10,739	4,251	4,317
Selling, general and administrative	23,417	9,776	5,012	3,729	5,349

Total operating costs and expenses	34,789	19,215	15,751	8,117	11,368

Operating loss	(33,139)	(18,814)	(15,751)	(8,022)	(10,919)
Recovery of legal defense costs	—	—	586	—	—
Interest and other income, net	629	740	712	723	1,254

Net loss	$(32,510)	$(18,074)	$(14,453)	$(7,299)	$(9,665)

Basic and diluted net loss per share	$(1.71)	$(1.33)	$(1.37)	$(0.76)	$(1.01)

Shares used in computing basic and diluted net loss per share	18,968	13,561	10,559	9,662	9,562

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments*	$70,734	$33,803	$12,493	$10,769	$17,071
Working capital	68,272	31,623	9,282	10,030	16,500
Total assets	77,295	37,778	14,106	11,903	19,031
Long-term clinical liabilities	217	486	810	—	—
Accumulated deficit	(117,732)	(85,222)	(67,148)	(52,695)	(45,396)
Total stockholders’ equity	70,714	33,175	9,959	10,914	18,014

*	Includes restricted cash of $69 (in thousands) at December 31, 2002 and 2001

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-K.

Overview

We develop, manufacture and market Essure™, an innovative and proprietary non-incisional permanent birth control device for women. Essure is a soft and flexible micro-insert delivered into a woman’s fallopian tubes designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The Essure placement procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. In November 2002, we obtained approval to market Essure in the United States from the United States Food and Drug Administration, or the FDA, and have started our sales and marketing campaign in the United States. Internationally, Essure is currently being marketed in Australia, Singapore, Indonesia, Canada and fifteen countries in Europe.

We believe that Essure represents an attractive, non-invasive, alternative to tubal ligation for women seeking permanent birth control. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure placement procedure does not require cutting or penetrating the abdomen, which is expected to lower the likelihood of post-operative pain due to the incisions/punctures, and is typically performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of Essure, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure placement procedure. No overnight hospital stay is required. Furthermore, Essure is effective without drugs or hormones.

We believe Essure will also appeal to women who have completed childbearing but who are using either temporary birth control methods or no birth control method. Among women from our Phase II clinical study and Pivotal trial who have worn the micro-inserts for two years or more, 99% rated their comfort with Essure as “good” to “excellent” at the follow-up visits conducted as of October 2002. Excluding the day of the Essure placement procedure, 92% of the patients in the Pivotal trial who were employed returned to work in one day or less. Essure’s safety and recovery profile is one of the reasons that we believe it may be a preferred alternative to currently available methods of permanent birth control.

We believe that physicians will be receptive to Essure because it is a less invasive permanent birth control option to offer their patients. We also believe physicians will find Essure procedures relatively easy to perform after completing our training program. We believe hospitals will be able to utilize their facilities more cost effectively with the Essure placement procedure compared with tubal ligation. We expect payors to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. In addition, payors may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of currently available permanent birth control methods but who may elect to use Essure.

In November 2002, we received formal notification from the FDA that Essure had been approved for marketing in the United States. In order to obtain this approval, we commenced an international Pivotal trial in

May 2000 to obtain 12-month safety, effectiveness and patient satisfaction data on 400 women to support the submission of a Pre-Market Approval, or PMA, application with the FDA. Additionally, we have an ongoing Phase II clinical study of safety and effectiveness that we initiated in November 1998.

Shortly after we received FDA approval in November 2002, we made our first commercial sales of Essure in the United States. During the second half of 2002, we increased hiring activities in our United States sales, professional education and marketing functions. We currently have professional education field trainers and sales representatives across the United States. Our professional education effort will be entirely focused on physician training. We will monitor the length of time required for United States physicians to adopt Essure as a routine part of their gynecological practice. We will initially target large-group gynecological practices with the goal of training, inclusive of preceptorship, approximately 700 physicians by the end of 2003. As of December 31, 2002, we have put more than 240 doctors through our initial training course in the United States. During the second quarter of 2003, we will be setting up a United States call center to answer questions prospective patients may have regarding Essure as well as to provide trained physician referral information.

Essure is listed with Australia’s Therapeutic Goods Administration or the TGA, which allows us to market and sell Essure in Australia. Recently, the TGA has revised their current law to require that all products listed under the TGA must also be registered with the TGA within the next five years and filing fees are required with the registration. We intend to comply with this requirement. We have a sales and marketing group in Australia and began commercial sales there in the second quarter of 2001. In February 2001, we received approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. We currently have ongoing reimbursement studies being conducted in France and the U.K. We have established distribution partnerships in select European countries, including the Austria, Belgium, Denmark, Finland, Germany, Holland, Italy, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and the U.K., and made our first sales to distributors in December 2001. We initiated a direct sales program in France during 2002 and our first commercial sale was made in October 2002. We received clearance from Health Canada to market Essure in Canada in November 2001 and made our first commercial sale through a distributor in Canada in January 2002.

Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which Essure gains market acceptance domestically and internationally, the rate at which we train United States physicians, the sales and training activity of our international distributors or marketing partners, the introduction of competitive products and other factors discussed in this Form 10-K.

Results of Operations

Years Ended December 31, 2002 and 2001

Net sales were $1.7 million in 2002, of which 47% were from Europe, 42% from Australia, 6% from Asia and Canada and 5% from the United States. Net sales were $0.4 million in 2001, of which 77% were from Australia, 14% from Asia and Canada, 9% from Europe and none from the United States. The increase in net sales of $1.3 million is the result of increased commercialization of Essure in various regions of the world, including the United States. We expect our net sales to increase in 2003 and that net sales from the United States will become the major contributor of our global net sales as we continue to focus our sales and marketing effort in developing the United States market.

Cost of sales and start-up manufacturing costs increased by $1.6 million to $3.1 million in 2002 as compared to $1.5 million in 2001. The increase was primarily due to an increase in units sold and our continued investment in manufacturing infrastructure, including staff and capacity to transition to commercial scale manufacturing. We anticipate cost of sales to increase with the increase in net sales.

Research and development expenses, which include clinical, regulatory, quality assurance and pilot manufacturing expenses, increased by $0.2 million to $8.2 million in 2002 as compared with $8.0 million in 2001. The increase is primarily due to activities pertaining to the PMA application process and our on-going clinical trials. Research and development costs are expected to remain relatively consistent to that of 2002 levels as we complete our Pivotal and Phase II clinical trials and continue to invest in product development to improve product design.

Selling, general and administrative expenses increased by $13.6 million to $23.4 million in 2002 as compared to $9.8 million in 2001. In the United States of America, expenditures in sales and marketing increased dramatically due to United States commercialization efforts. The increases primarily were attributable to a $3.9 million increase in domestic selling, marketing and strategic reimbursement headcount and other employee related expenses; a $2.9 million increase in connection with establishment of a professional education department to facilitate the training of doctors which we believe is essential to the successful commercialization of Essure; and a $1.3 million increase related to advertising and tradeshows. We were present at several major medical conferences and meetings, such as AAGL (American Association of Gynecologic Laparoscopists) to increase awareness of Essure in the medical community; and we have also retained outside public relations firms and advertising agencies to increase awareness of Essure. Internationally, expenditures increased by $2.8 million in connection with establishing a French sales division to develop the European market. Expenditures in Australia increased moderately by $0.4 million. General and administrative expenses increased by $2.3 million for expenditures incurred to support the growth of the Company and for expenditures incurred in the patent litigation matter with Ovion, Inc. Selling, general and administrative expenses are expected to increase in 2003 as we expend more resources in developing the United States market.

Net interest and other income in 2002 decreased by $0.1 million to $0.6 million in 2002 as compared to $0.7 million in 2001. The decrease is due to lower average interest rates paid on our invested funds. We invest our excess cash in high quality, short-term commercial paper, government securities and money market funds.

Net loss increased 80% or $14.4 million to $32.5 million in 2002 compared with $18.1 million in 2001 due primarily to sales and marketing expenses related to United States commercialization and continued investment in our manufacturing operations.

We have a limited history of operation and have experienced significant losses since inception. We expect our operating losses to continue at least into 2004 as we continue to expend substantial resources to develop the United States market and increase our manufacturing capabilities for full-scale commercialization.

Years Ended December 31, 2001 and 2000

Net sales in 2001 were $0.4 million, of which 77% were from Australia, 14% from Asia and Canada and 9% from Europe. There were no sales in 2000. For 2001 and 2000, we did not have sales in the United States.

Cost of sales and start-up manufacturing costs were $1.5 million in 2001 as compared to none in 2000. Our cost of sales in 2001 consisted primarily of start-up manufacturing costs related to the initial commercialization of Essure.

Research and development expenses decreased 25% in 2001 to $8.0 million from $10.7 million in 2000. The decrease in 2001 was primarily due to the completion of Pivotal trial patient enrollment in early 2001.

Selling, general and administrative expenses increased 96% or $4.8 million to $9.8 million in 2001 from $5.0 million in 2000, due primarily to addition of marketing personnel and costs associated with advertising and promotions in support of the commercial introduction of Essure in Australia.

The recovery of legal expense of $0.6 million in 2000 represents reimbursement from the Company’s Directors’ and Officers’ liability insurance policy for legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. A jury found in favor of the Company on all charges in 1999.

Net interest and other income in 2001 was $0.7 million, which is comparable with what we earned in 2000.

Income Taxes

As a result of our net loss of $32.5 million, we incurred no income tax expense in 2002. As of December 31, 2002, we had net operating loss carry forwards for federal and state income tax purposes of approximately $113.6 million and $46.7 million, respectively. In addition, at December 31, 2002, we had federal and state research credit carry forwards of approximately $1.4 million and $1.6 million, respectively. The net operating loss and credit carry forwards described above will expire at various dates beginning in the years 2003 through 2022, if not utilized. Use of the net operating losses and credits may be subject to a substantial annual limitation by the Internal Revenue Service. The annual limitation may result in the expiration of net operating losses and credits before we can use them to reduce future taxable earnings, if any.

Critical Accounting Policies

The consolidated financial statements include accounts of the Company and all wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Accounts Receivable.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. Our accounts receivable are concentrated in a relatively few number of customers. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts.

Use of Estimates.    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management analyzes historical returns, customer payment histories, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of warranty and other allowances.

Warranty Accrual.    We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experiences and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of sales.

Foreign Currency Translation.    Assets and liabilities of non-United States subsidiaries that operate where the local currency is the functional currency are translated to United States dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Where the United States dollar is the functional currency, translation adjustments are recorded in income.

Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operation must also be considered. Based on our assessment of the factors discussed above, we consider the local currency to be the functional currency for each of our international subsidiaries. Accordingly, gains and losses from foreign currency transactions, which were not material for any of the years presented, are included in accumulated other comprehensive income.

Contingencies.    We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”, SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issurance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002. We do not expect adoption of SFAS No. 145 to have a material impact on our financial position or on our results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS No. 146 to have a material impact on our financial position or on our results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45

requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or on our results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in both annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial position or on our results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or on our results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or on our results of operations.

Liquidity and Capital Resources

We have experienced significant operating losses since inception and, as of December 31, 2002, had an accumulated deficit of $117.7 million.

As of December 31, 2002, we had cash, cash equivalents, restricted cash and short-term investments of $70.7 million compared with $33.8 million at December 31, 2001. The increase in these balances as of December 31, 2002 was primarily the result of net proceeds derived from a follow-on public equity offering completed in June and July 2002, in which we sold 4.6 million shares of common stock at $16.00 per share. Net proceeds from the follow-on public offering were $68.7 million after underwriter’s discount, commissions and other offering costs.

Net cash used in operating activities increased to $31.1 million in 2002 as compared with $18.6 million in 2001. The increase in net cash used in 2002 was primarily related to net operating losses resulting from increased sales and marketing efforts related to the commercialization of Essure in the United States and continued investment of our operations in Australia and Europe, payments related to our clinical trials, and scale up of our manufacturing and quality operations in order to transition to commercial scale production. Net cash used in operating activities increased to $18.6 million in 2001 from $10.6 million in 2000. The increase in net cash used in 2001 was primarily related to funding net operating losses, a result of increased sales and marketing efforts related to the commercialization of Essure in Australia and Europe, payments related to our clinical trials, and scale up of our manufacturing and quality operations in order to transition to commercial scale manufacturing.

Net cash used in investing activities was $13.0 million in 2002 as compared with net cash provided by investing activities of $6.6 million in 2001. The increase in net cash used in investing activities in 2002 consisted primarily of purchased short-term investments and capital expenditures used to expand our manufacturing operations and fund leasehold improvements. Net cash provided by investing activities was $6.6 million in 2001 and consisted primarily of matured short-term investments partially offset by purchases of investments and capital expenditures used to expand our manufacturing operations and fund leasehold improvements for planned growth. Net cash used in investing activities in 2000 of $1.5 million were primarily capital expenditures used in anticipation of planned growth in employees, facilities and corporate infrastructures.

Net cash provided by financing activities was $69.9 million in 2002 as compared with $41.1 million in 2001. The net cash provided by financing activities in 2002 consisted primarily of the net proceeds from the follow-on public offering completed in June and July 2002, in which we sold 4.6 million shares of common stock at $16.00 per share. In 2001, we issued a total of 4.0 million shares of common stock, primarily in private placement transactions in April and November of 2001. In 2000, net cash provided by financing activities of $13.1 million was from the sale and issuance of 1.9 million shares of common stock in a private placement transaction in July 2000.

We have operating lease obligations on our current building facilities and equipment. Estimated net lease payments due within a year and years 1-3 total $2.0 million and $0.9 million, respectively. We also have long-term obligations related to our Phase II clinical study and Pivotal trial. Estimated clinical trial liabilities due within a year and years 1-3 total $0.2 million and $0.2 million, respectively. Additionally, we have a $69,000 standby letter of credit commitment in connection with an equipment lease. The letter of credit is renewable every year.

We expect to have negative cash flows from operations into at least 2004 and we estimate that our existing capital resources will be sufficient to meet our cash requirements into 2004. The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	resources devoted to increasing our manufacturing capacity;

•	the rate of product adoption by doctors and patients; and

•	the insurance payor community’s acceptance of and reimbursement for the Essure procedure.

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

We have a limited history of operation with Essure and have incurred significant operating losses since our inception. We expect to incur significant operating losses for the foreseeable future and we may never achieve or maintain profitability.

We have a limited history of operation and have incurred significant operating losses since our inception in 1992, including operating losses of $33.1 million in 2002, $18.8 million in 2001, and $15.8 million in 2000. We expect to continue to incur significant operating expenses and net losses as we begin to expand sales and marketing efforts in the United States. Our net losses may continue to increase until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

If our product fails to gain market acceptance, our business will suffer.

We are attempting to introduce a novel product into the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. We do not know whether physicians and patients will accept our product or whether we will be able to obtain their recommendations or endorsements. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If Essure does not achieve significant market acceptance among physicians, patients and healthcare payors, even if reimbursement and necessary international and United States regulatory approvals are obtained, we may never achieve significant revenues or profitability.

Government or third party reimbursement for Essure may not be available or may be inadequate, which would limit our future product revenues and delay or prevent our profitability.

Market acceptance of Essure in the United States and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement. Availability of reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We do not know whether reimbursement for our product will be available in the United States or in international markets under either government or private reimbursement systems, or whether physicians will support and advocate reimbursement for use of our systems for all indications intended by us. Large-scale market acceptance of Essure will depend on the availability and level of reimbursement in the United States and targeted international markets. We may be unable to obtain or maintain reimbursement in any country within a particular time, for a particular amount, or at all, which would limit our future product revenues and delay or prevent our profitability.

If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

The Pivotal trial of Essure was designed to support a PMA application and to have five years of post-market follow-up. In addition, patients in the Phase II study will be followed to five years. The long-term results of using Essure will not be available for several years. If long-term patient studies or clinical experience indicate that Essure is less effective or less safe than our current data suggest, we may not achieve market acceptance and/or we could be subject to significant liability.

We may not maintain regulatory approvals for Essure, our only product, which would delay or prevent us from generating product revenues, and would harm our business and force us to curtail or cease operations.

Numerous government authorities, both in the United States and internationally, regulate the manufacture and sale of medical devices, including Essure. In the United States, the principal regulatory authorities are the FDA and corresponding state agencies, such as the California Department of Health Services. The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain.

We have received FDA approval to market Essure in the United States, the loss of which or our failure to comply with existing or future regulatory requirements could delay or prevent us from generating product revenues.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Many countries in which we currently market or intend to market Essure either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future, which could delay or prevent us from marketing Essure in these countries.

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

We rely on patent, copyright, trade secret and trademark laws to limit the ability of others to compete with us using the same or similar technology in the United States and other countries. However, as described below, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of rules and methods for defending intellectual property rights.

We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing medical devices, including our patent position, generally are uncertain and involve complex legal and factual questions concerning the enforceability of such patents against alleged infringement. Recent judicial decisions have established new case law and a reinterpretation of previous patent case law, and consequently we cannot assure you that historical legal standards surrounding the questions of infringement and validity will be applied in future cases. In addition, legislation may be pending in Congress that, if enacted in its present form, may limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions that are themselves patentable. Our ability to protect our proprietary methods and procedures may be compromised by the enactment of this legislation or any other limitation or reduction in the patentability of medical and surgical methods and procedures. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may therefore diminish the value of our intellectual property.

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

Our success will also depend on our ability to operate without infringing or misappropriating the proprietary rights of others. We may be exposed to future litigation by third parties based on claims that our product infringes the intellectual property rights of others. There are numerous issued patents in the medical device industry and, as described in the next risk factor, the validity and breadth of medical device patents involve complex legal and factual questions for which important legal principles remain unresolved. Our competitors may assert that our product and the methods we employ may be covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue, there may be currently pending patent applications of which we are unaware that may later result in issued patents that our product may infringe. There could also be existing patents of which we are unaware that our product may inadvertently infringe. If we lose a patent infringement lawsuit, we could be prevented from selling our product unless we can obtain a license to use technology or ideas covered by that patent or are able to redesign the product to avoid infringement. A license may not be available to us on terms acceptable to us, or at all, and we may not be able to redesign our product to avoid any infringement. If we are not successful in obtaining a license or redesigning our product, we may be unable to sell our product and our business would suffer.

We are currently, and may in the future, be a party to patent litigation, which could be expensive and divert our management’s attention.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office, or PTO, to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

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

We filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. We subsequently amended our lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge us with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion has filed a separate action, in the same court, charging us with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” We have denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed, invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. While we believe that we will prevail in the above litigations, if we do not, Ovion may be able to obtain damages against us and/or obtain an injunction against the Essure device. If Ovion were successful, there is no guarantee that we could negotiate a suitable arrangement with it to acquire rights under its patents.

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

In order to market, sell and distribute Essure, we will need to continue to develop a sales force and marketing group with relevant experience and enter into additional arrangements with third parties to distribute Essure. Developing a marketing and sales force is expensive and time consuming and can impact the affectivity of our product launch. If we fail to establish adequate marketing and sales competencies or enter into successful distribution arrangements with third parties, we may be unable to commercialize Essure successfully.

If we fail to manage our expansion, our business could be impaired.

Our number of employees has increased to 179 on February 28, 2003 from 115 on February 28, 2002. The growth that we have experienced, and in the future may experience, provides challenges to our organization. Although we have no current plans to do so, we may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business. If we fail to manage our growth and expansion, our business could be impaired.

We have limited experience in manufacturing Essure in commercial quantities.

If we are successful in marketing Essure, we plan to transition internal manufacturing operations to the use of third-party manufacturers to manufacture certain processes and assemblies of the product. We have identified various candidates that we believe could adequately produce Essure with the appropriate quality level and in sufficient volumes. However, third-party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliance with FDA or other health authority requirements. We and/or our future third-party manufacturers may encounter manufacturing difficulties, which could negatively impact or delay commercialization of Essure.

We depend upon sole source suppliers and have no contractual arrangements.

We purchase both raw materials used in our product and finished goods from various suppliers, and we rely on single sources for some items, including the delivery catheter tubing and polyester fiber. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could delay commercialization of Essure, particularly as we scale up our manufacturing activities in support of United States and international commercial sales of Essure.

Health care reform may limit our return on our product.

The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third party payors to contain or reduce the costs of health care through various means. In the United States, there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the United States health care system are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to attract and retain a new Chief Executive Officer or we may lose existing key management, sales and marketing or technical personnel, which may delay our development and marketing efforts.

In November 2002, we announced that as part of our CEO succession plan, a search would commence for a new chief executive officer with significant commercialization experience. We are in the process of interviewing candidates, however, there can be no assurance that we will identify and hire a suitable candidate in any particular time frame and delays in hiring may cause market uncertainty. We also announced that upon our hiring of a new CEO, Steven Bacich, our current CEO, would become Chief Technical Officer, however, there can be no assurance that Mr. Bacich will continue with us in such role. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

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

Our financial condition is highly dependent on the sale of Essure in United States, Australia, Europe and other countries. If we experience difficulties in our domestic and international sales and operations, our business will suffer and our financial condition will be harmed. Our domestic and/or international operations and sales are subject to a number of risks, including:

•	difficulties in accounts receivable collection;

•	recessions in economies;

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in United States and other countries; and

•	political and economic instability.

Our future liquidity and capital requirements are uncertain.

As we commercialize Essure on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations into at least 2004. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	the rate of product adoption by doctors and patients;

•	obtaining government and third-party reimbursement for Essure,

•	the resources devoted to increasing manufacturing capacity to meet commercial demands;

•	our ability to reduce our cost of sales;

•	the resources devoted to establish sales and marketing and distribution capabilities; and

•	the progress and cost of product development programs.

Our future quarterly results may fluctuate.

Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

•	the rate at which new physicians are trained;

•	the rate of product adoption by doctors and patients;

•	actions relating to reimbursement matters;

•	the rate at which we establish United States and international distributors or marketing partners;

•	the extent to which Essure gains market acceptance;

•	the timing and size of distributor purchases; and

•	introduction of competitive products.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:    We have been exposed to interest rate risk as it applies to interest earned on holdings of short-term marketable securities. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. A 10% change in interest rates would not be material to our results of operations. We reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Exchange Risk:    Our expenses, except for those related to Europe and Australia, were denominated in U.S. dollars. Our revenues, 95% and 100% of which were in foreign currencies in 2002 and 2001, respectively, were immaterial in relation to our overall financial position. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. As of December 31, 2002, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 42.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE

Effective January 11, 2002, we chose not to extend the engagement of Ernst & Young LLP as our independent accountants.

The reports of Ernst & Young LLP on our consolidated financial statements for the fiscal year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended December 31, 2000 and 1999 and through the date of engagement of PricewaterhouseCoopers LLP, we had no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the consolidated financial statements of Conceptus for such years.

During our two most recent fiscal years and through the date of this report, we have had no other reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We engaged PricewaterhouseCoopers LLP as our new independent accountants effective January 11, 2002.

During our fiscal years ended December 31, 2000 and 1999 and through the date of engagement of PricewaterhouseCoopers LLP, we had not consulted with PricewaterhouseCoopers LLP on items which (1) related to the application of accounting principles to a specified transaction (proposed or completed) by Conceptus; or the type of audit opinion that might be rendered on Conceptus’ financial statements, and either a written report or oral advice had been provided that the newly engaged accountant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Item 304(a)(2) of Regulation S-K).

PART III

Certain information required by Part III is incorporated by reference from our proxy statement (the “Proxy Statement”) for our annual meeting of stockholders to be held June 10, 2003, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item as to our executive officers is set forth in “Item 1—Business—Executive Officers of the Company” in this Form 10-K. The information required by this item as to our directors is incorporated by reference from the information under the caption “Proposal No. 1 Election of Directors” in the Proxy Statement. The information required by this item as to compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Report:

(1)	Report of PricewaterhouseCoopers LLP, Independent Accountants

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

The following financial statement schedule of Conceptus, Inc. for the years ended December 31, 2002, 2001, and 2000 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.’s Consolidated Financial Statements.

Schedule II—Valuation and Qualifying Accounts

Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant

3.3(1)	Bylaws of Registrant

3.4	Amendment to the Bylaws of the Registrant

10.1(1)	Form of Indemnification Agreement for directors and officers.

10.2(3)*	Amended and Restated 1993 Stock Plan, as amended April 27, 2000

10.4(1)*	1995 Employee Stock Purchase Plan and form of subscription agreement.

10.5(4)*	1995 Directors’ Stock Option Plan and form of stock option agreement.

10.6(5)*	Amended and Restated 2001 Equity Incentive Plan

10.7	Amended and Restated 2002 Non-Qualified Stock Option Plan, as amended March 26, 2003

10.8(6)*	Form of Senior Management Change of Control Agreement

10.9(6)*	Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall

10.10(7)*	Change of Control Agreement dated as of January 3, 2000 by and between the Registrant and Steven Bacich.

10.11*	Executive Agreement.

10.12(7)*	Master Consulting Agreement with Florence Comite dated September 10, 1997.

Exhibit Number		Description

10.13	(8)	Relocation bonus agreement dated April 25, 2002 between the Registrant and Stan Van Gent

10.14	(8)	Promissory note dated April 25, 2002 between the Registrant and Stan Van Gent

10.15	(8)	Promissory note dated May 22, 2002 between the Registrant and Stan Van Gent

10.16	(1)	Supplier Agreement dated March 29, 1995 between the Registrant and Advanced Cardiovascular Systems, Inc.

10.17	(1)	License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc.

10.18	(1)	Secured Note Purchase Agreement dated March 30, 1994 between the Registrant and Target Therapeutics Inc.

10.19	(1)	Second Amended and Restated Rights Agreement dated May 16, 1995.

10.20	(9)	Lease agreement dated November 14, 2000 with Dani Investment Partners.

10.21	(10)	Lease Agreement with Three Sisters Ranch Enterprises dated April 15, 1997.

10.22		First Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.23		Second Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.24		Third Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.25	(11)	Fouth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.26	(12)	Sublease Agreement with Avio Digital, Inc. dated October 1, 1998

10.27	(13)

Agreement and Plan of Reorganization dated October 29, 1996 between the Registrant, Microgyn, Inc. and CPTS Acquisition Corporation (a wholly-owned subsidiary of the Registrant), as amended November 7, 1996.

10.28	(14)

Preferred Shares Rights Agreement, dated as of February 27, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.29	(9)	Warrant agreement dated November 27, 2000 between the Registrant and Dan Walldock

10.30	(15)	Form of Stock Purchase Agreement, dated July 20, 2000, between the Registrant and the Purchasers (as defined therein).

10.31	(16)	Form of Stock Purchase Agreement, dated April 10, 2001, between the Registrant and the Purchasers (as defined therein).

10.32	(17)	Form of Stock Purchase Agreement, dated November 5, 2001, between the Registrant and the Purchasers (as defined therein).

16	(18)	Letter from Ernst & Young LLP regarding change in certified accountant.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.

23.2		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney (See Page 66 of this Report).

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no, 333-89266) filed on June 4, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(5)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 000-27596) filed on April 22, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Report on Form 8-K filed on December 10, 1996.

(14)	Incorporated by reference to Exhibit 1 filed in response to Item 2 of the Registrant’s Report on Form 8-K filed on February 28, 1997.

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no, 333-42798) filed on August 1, 2000.

(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no, 333-59368) filed on April 23, 2001.

(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no, 333-73550) filed on November 16, 2001.

(18)	Incorporated by reference to an identically numbered exhibit filed in response to Item 4 of the Registrant’s Form 8-K filed on January 17, 2002.

(b)    Reports on Form 8-K

(1)	On November 6, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing financial results for the three and nine months ended September 30, 2002 and U.S. Food and Drug Administration (FDA) approval of the Company’s Pre-market Approval (PMA) application for Essure.

(2)	On November 27, 2002, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it has issued a press release announcing that as part of succession planning, a search would commence immediately for a new President and Chief Executive Officer to succeed Steven Bacich;

CONCEPTUS, INC.

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Conceptus, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2002 and 2001 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2002 present fairly, in all material respects, the financial position of Conceptus, Inc. and subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2000 were audited by other independent accountants whose report dated February 1, 2001 expressed an unqualified opinion on those statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 14, 2003, except for Note 12, as to which the date is March 26, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Conceptus, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Conceptus, Inc. for the year ended December 31, 2000. Our audit also included the financial statement schedule for the year ended December 31, 2000, listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Conceptus, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Palo Alto, California

February 1, 2001

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$59,673	$33,734
Investments	10,992	—
Restricted cash	69	69
Accounts receivable, net of allowance for doubtful accounts of $45 and $14 at December 31, 2002 and 2001, respectively	581	247
Inventories, net	2,524	1,134
Other current assets	797	556

Total current assets	74,636	35,740
Property and equipment, net	2,474	1,658
Other assets	185	380

Total assets	$77,295	$37,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,148	$1,809
Clinical trial accruals	182	422
Accrued compensation	2,614	1,025
Other accrued liabilities	420	861

Total current liabilities	6,364	4,117
Long-term clinical liabilities	217	486

Total liabilities	6,581	4,603

Commitments and contingencies (Notes 5 and 10)
Stockholders’ equity:
Preferred stock, $0.003 par value, 3,000,000 shares authorized; no shares issued or outstanding at December 31, 2002 and 2001	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,000 shares authorized, 21,349,441 and 16,398,786 shares issued and outstanding at December 31,2002 and 2001, respectively	188,435	118,397
Accumulated other comprehensive income	11	—
Accumulated deficit	(117,732)	(85,222)

Total stockholders’ equity	70,714	33,175

Total liabilities and stockholders' equity	$77,295	$37,778

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Net sales	$1,650	$401	$—

Operating costs and expenses:
Cost of sales and start-up manufacturing costs	3,142	1,456	—
Research and development	8,230	7,983	10,739
Selling, general and administrative	23,417	9,776	5,012

Total operating costs and expenses	34,789	19,215	15,751

Operating loss	(33,139)	(18,814)	(15,751)
Recovery of legal defense costs	—	—	586
Interest and other income, net	629	740	712

Net loss	$(32,510)	$(18,074)	$(14,453)

Basic and diluted net loss per share	$(1.71)	$(1.33)	$(1.37)

Shares used in computing basic and diluted net loss per share	18,968	13,561	10,559

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPTUS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock & Additional Paid-In Capital		Accumulated other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 1, 2000	9,661,731	$63,609	$—	$(52,695)	$10,914
Issuance of common stock for cash upon exercise of options	76,895	66	—	—	66
Issuance of common stock for cash from employee stock purchase plan	23,107	99	—	—	99
Issuance of common stock for cash pursuant to a private financing	1,940,000	12,977	—	—	12,977
Issuance of warrant for common stock	—	206	—	—	206
Issuance of stock options to consultants for services	—	150	—	—	150
Net loss	—	—	—	(14,453)	(14,453)

Balances as of December 31, 2000	11,701,733	77,107	—	(67,148)	9,959
Issuance of common stock for cash upon exercise of options	697,144	1,507	—	—	1,507
Issuance of common stock for cash from employee stock purchase plan	18,582	219	—	—	219
Issuance of common stock for cash pursuant to two private financings	3,968,858	39,362	—	—	39,362
Issuance of stock options to consultants for services		202	—	—	202
Issuance of common stock for warrant exercise	12,469	—	—	—	—
Net loss	—	—	—	(18,074)	(18,074)

Balances as of December 31, 2001	16,398,786	118,397	—	(85,222)	33,175
Issuance of common stock for cash upon exercise of options	285,813	966	—	—	966
Issuance of common stock for cash from employee stock purchase plan	29,842	319	—	—	319
Issuance of common stock for cash pursuant to secondary public offering, net of issuance costs of $5,502	4,635,000	68,658	—	—	68,658
Issuance of stock options to consultants for services	—	95	—	—	95
Cumulative translation adjustment	—	—	11	—	11
Net loss	—	—	—	(32,510)	(32,510)

Balances as of December 31, 2002	21,349,441	$188,435	$11	$(117,732)	$70,714

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net loss	$(32,510)	$(18,074)	$(14,453)
Adjustments to reconcile net loss to net cash used in operating activities:	—
Depreciation and amortization	1,135	670	551
Stock compensation expense	95	202	150
Allowance for doubtful accounts	31	14	17
Provision for inventories	60	168	9
Changes in operating assets and liabilities:	—
Accounts receivable	(364)	(261)	1
Inventories	(1,450)	(1,235)	(76)
Other current assets	(216)	(497)	35
Other assets	193	(46)	49
Accounts payable	1,307	826	853
Current clinical liabilities	(240)	(678)	841
Accrued compensation	1,550	38	752
Other accrued liabilities	(443)	594	40
Long term clinical liabilities	(269)	(324)	810
Other long term liabilities	—	—	(138)

Net cash used in operating activities	(31,121)	(18,603)	(10,559)

Cash flows from investing activities
Purchase of investments	(23,916)	(5,153)	(8,986)
Maturities of investments	12,924	13,025	8,389
Capital expenditures	(1,959)	(1,175)	(859)
Restricted cash	—	(69)	—

Net cash (used in) provided by investing activities	(12,951)	6,628	(1,456)

Cash flows from financing activities
Proceeds from issuance of common stock, net	69,943	41,088	13,142

Net cash provided by financing activities	69,943	41,088	13,142

Effect of foreign exchange rate changes on cash	68	—	—

Net increase in cash and cash equivalents	25,939	29,113	1,127
Cash and cash equivalents at beginning of year	33,734	4,621	3,494

Cash and cash equivalents at end of year	$59,673	$33,734	$4,621

Supplemental disclosure:
Warrants issued in connection with lease agreement	$—	$—	$206

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

1.    Summary of Significant Accounting Policies

Organization, Ownership and Business

Conceptus, Inc. (“Conceptus,” the “Company”) was incorporated in the state of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. The Company manufactures and markets Essure™, an innovative medical device and procedure designed to provide a non-incisional alternative to tubal ligation, the leading form of contraception worldwide. The Essure device is a unique and proprietary micro-insert designed to be deployed permanently into each fallopian tube using the Company’s minimally invasive transcervical tubal access catheter system. Clinical studies have shown that the Essure device induces an occlusive tissue response. The Company’s catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. (“Target”), a business unit of Boston Scientific Corporation (“BSC”), and licensed exclusively to Conceptus in the field of reproductive physiology.

In December 2001, the Company established a wholly owned subsidiary, Conceptus SAS (“Conceptus France”), in France for the distribution and commercialization of Essure in Europe. In April 2000, the Company established a wholly owned subsidiary, Conceptus (Australia) Pty Limited, in New South Wales, Australia (“Conceptus Australia”) for the distribution and commercialization of Essure in that region.

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Company’s international subsidiaries use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rate during the period. Resulting translation adjustments are recorded directly to accumulative other comprehensive income.

Reclassification

Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the prior years’ stockholders’ equity or results of operations.

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

The Company’s revenues to date consist of product revenues from physicians, hospitals and distributors located in Australia, Canada, Europe, Indonesia, Singapore and the United States of America. The Company does

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

not require collateral and provides for estimated credit losses based on customer credit assessment. During the year ended December 31, 2002, three customers accounted for 41%, 16%, and 13% of the Company’s revenues. During the year ended December 31, 2001, two customers accounted for 23% and 15% of the Company’s revenue. There was no revenue in 2000. At December 31, 2002, three customers accounted for 25%, 24% and 22% of the outstanding accounts receivable. At December 31, 2001, two customers accounted for 25% and 22% of the outstanding accounts receivable.

The Company is a one-product company and its only product, Essure, received approval from the United States Food and Drug Administration (“FDA”) in November 2002. Internationally, the Company received CE Mark approval to market its products from the European regulatory agency in February 2001. The Company cannot be assured that necessary approvals or clearances will be obtained in other countries. If the Company is denied approval or clearance or if approval or clearance is delayed or withdrawn, it may have a material adverse impact on the Company.

The Company is subject to risks common to companies in the medical device industry including, but not limited to uncertainty of market acceptance of products, reimbursement from insurance carriers, compliance with government regulations, protection of proprietary technology, product liability and the need to obtain additional financing.

Certain components that meet the Company’s requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify these risks. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with financial institutions in the U.S. and invests its excess cash in money market funds, corporate notes and government securities, which bear minimal risk.

Management considers all of their investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses, if material, reported in stockholders’ equity until realized. The fair values for marketable debt securities are based on quoted market prices. At December 31, 2002 and 2001, the fair value of investments approximates cost. Realized gains and losses, computed using the specific identification cost method, were immaterial for the periods presented. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

Restricted Cash

At December 31, 2002 and 2001, the Company has restricted cash of $69,000, which represents a certificate of deposit held under a letter of credit related to an equipment lease.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecast.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flow to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts approximate fair value due to their short maturities. Estimated fair values for marketable securities, which are disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated warranty claims, which is based upon historical experiences and the Company’s estimate of the level of future costs. Warranty costs are reflected in the statement of operations as cost of sales. A reconciliation of the changes in the Company’s warranty liability for the year ended December 31, 2002 follows (in thousands):

Warranty accrual at the beginning of the year	$—
Accruals for warranties issued during the year	28
Settlements made in kind during the year	—

Warranty accrual at the end of the year	$28

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were approximately $2,000,000, $1,100,000 and $800,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation costs for stock options granted to employees and directors are measured as the excess, if any, of the quoted market price of the Company’s stock on the date of the grant over the amount an employee must pay to acquire the stock.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(32,510)	$(18,074)	$(14,453)
Add: Total stock based employee compensation expense determined under fair value based method for all awards.	(5,650)	(2,465)	(1,052)

Pro forma net loss	$(38,160)	$(20,539)	$(15,505)

Basis and diluted net loss per share
As reported	$(1.71)	$(1.33)	$(1.37)

Pro forma	$(2.01)	$(1.51)	$(1.47)

The Company has adopted the disclosure only provisions of SFAS No. 123. The Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.5%	4.0%	6.0%
Expected life (in years)	4	4	4
Expected volatility factor	1.0	1.3	1.2
Dividend yield	—	—	—

To comply with pro forma reporting requirements of SFAS 123, compensation cost is also estimated for the fair value of the 1995 Employee Stock Purchase Plan (“ESPP”) issuances, which are included in the pro forma totals above. The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.0%	4.0%	5.0%
Expected life (in years)	1	1	1
Expected volatility factor	0.5	0.7	1.3
Dividend yield	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS 123 for recognizing compensation expense and providing pro forma disclosures in 2002, 2001, and 2000 are not likely to be representative of the effects on reported net loss in future years.

The weighted-average fair value per share of options granted was $11.87, $9.99 and $5.63, respectively, for 2002, 2001 and 2000. The weighted-average fair value of the purchase rights granted under the ESPP during 2002, 2001 and 2000 was $11.58, $11.77 and $4.29, respectively.

Stock based compensation arrangements to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock compensation expense relating to non-employees was $95,000 in 2002, of which $30,000 was allocated to research and development expense and $65,000 was allocated to selling, general and administrative expense. Stock compensation expenses relating to non-employees was $202,000 in 2001, of which $106,000 was allocated to research and development expense and $96,000 was allocated to selling, general and administrative expense. All stock based compensation of $150,000 in 2000 were allocated to research and development expense.

The fair value of the stock options granted is calculated at each reporting date using the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.61%	5.02%	6.03%
Expected life (in years)	10	10	10
Expected volatility factor	1.43	1.53	1.65
Dividend yield	—	—	—

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Loss Per Share

Basic net loss per share excludes any potential dilutive effects of options, common stock shares subject to repurchase, warrants and convertible securities. Diluted net loss per share includes the impact of potentially dilutive securities. However, due to the Company’s net loss position, basic and diluted net loss per share are equivalent and are computed using the weighted average number of common shares outstanding.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The following outstanding options and warrants, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	December 31,
	2002	2001	2000
Outstanding options	3,540	2,459	2,211
Warrants	—	—	25

Segment Information

The Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision makers of the Company. At December 31, 2002 and 2001, total long-lived assets in the United States of America totaled 94% and 96% of the consolidated long-lived assets, respectively.

Net product sales by geographical regions is as follows:

	Year Ended December 31,
	2002	2001	2000
Europe	47%	9%	—%
Australia	42	77	—
Asia and Canada	6	14	—
United States of America	5	—	—

	100%	100%	—%

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on available-for-sale securities, and cumulative translation adjustment, if material, represent the components of comprehensive loss that are excluded from the net loss. As these components are not significant, individually or in aggregate, no separate statement of comprehensive income (loss) has been presented.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its financial position or on its results of operations.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its financial position or on its results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or on its results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based  Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in both annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or on its results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or on its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial positions or on its results of operations.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

2.    Investments

The following is a summary of available-for-sale securities as of:

	Cost and Estimated Fair Value
	December 31,
	2002	2001
	(In thousands)
Cash and cash equivalents:
Cash	$9,214	$547
Money market funds	27,384	32,187
Government debt securities	3,000	1,000
Corporate notes	20,075	—

	$59,673	$33,734

Short-term investments:
Government debt securities	$5,992	$—
Corporate notes	5,000	—

	$10,992	$—

At December 31, 2002 and 2001, the amortized cost basis of the available-for-sale securities represents the fair value of the investments. At December 31, 2002, the investments mature between January 8, 2003 and February 27, 2003.

3.    Inventories, net

	December 31,
	2002	2001
	(In thousands)
Raw materials	$867	$416
Work-in-process	442	664
Finished goods	1,215	54

Total	$2,524	$1,134

4.    Property and Equipment

	December 31,
	2002	2001
	(In thousands)
Machinery and equipment	$1,870	$1,576
Office equipment and furniture and fixtures	3,969	2,438
Leasehold improvements	1,140	1,013

	6,979	5,027
Less: accumulated depreciation and amortization	(4,505)	(3,369)

Property and equipment, net	$2,474	$1,658

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

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

In addition, the Company has an operating lease, effective May 1997, on an additional facility, which was renewed and extended to December 31, 2003. This facility had been subleased, since October 15, 1998, under a separate sublease agreement, which expired in May 2002. In December 2001, the sublease tenant and the Company agreed to early termination of the sublease agreement upon receipt of $150,000 from the subtenant to the Company as rent abatement. The rent abatement was amortized over the remaining period of the sublease. Internationally, the Company has an operating lease on a facility in France, which has a three-year term that expires in 2005. The operating lease for the facility in Australia expired in December, 2002 and the Company is currently negotiating to extend the lease under new terms.

The total minimum annual rental commitments under the leases as of December 31, 2002 are as follows (in thousands):

2003	$1,952
2004	460
2005	460

Total minimum rental commitment	$2,872

Rent expense was $1,493,000 for the year ended December 31, 2002, including $460,000 of office rent expense for the office in France. The rent expense in Australia was immaterial. Rent expense, net of sublease income of $496,000 and $510,000, was $947,000 and $102,000 for the years ended December 31, 2001 and 2000 respectively.

6.    Incentive and Stock Plans

Employee Stock Purchase Plan

In November 1995, the Company’s Board of Directors adopted the 1995 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee’s annual base and commission earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. As of December 31, 2002, 153,696 shares had been issued under the plan and 46,304 shares were available for future issuance.

Company Stock Option Plans

In August 2002, the Board of Directors approved the 2002 Non-Qualified Stock Option Plan (“2002 Plan”). Under the terms of the 2002 Plan, non-qualified stock options may be granted to employees and consultants who are not officers or directors of the Company, with the exception of grants to newly hired employees who will become either officers or directors of the Company and who have not previously been employed by the

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Company. The 2002 Plan was enacted to address the increased hiring made during the second half of 2002, primarily in our U.S. sales, professional education and marketing functions. The maximum aggregate number of shares that may be issued under the 2002 Plan upon exercise of options or stock purchase rights is 1,000,000 shares.

Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting.

In March 2001, the Board of Directors approved the 2001 Equity Incentive Plan (“2001 Plan”) allowing granting of stock options and restricted stock to employees, directors and consultants. The 2001 Plan was approved by a majority of our stockholders on May 16, 2001. The maximum aggregate number of shares may be issued upon exercise of options or stock purchase rights is 2,000,000 shares.

Under the terms of the 2001 Plan, incentive stock options may be granted only to employees with exercise prices not less than the fair market value of the common stock on the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 20% of the total number of shares per year. All options under the 2001 Plan expire ten years after grant, and five years in the case of a grant to a 10% stockholder. The options may include provisions permitting exercise of the option prior to full vesting. To the extent that the aggregate fair market value of the shares subject to a holder’s incentive stock options exceeds $100,000, the excess options will be treated as non-qualified stock options.

On November 29, 1995, the Board of Directors approved the 1995 Director’s Stock Option Plan (“Directors’ Plan”), which allows the granting of options for up to 100,000 shares of common stock to outside directors. Stock options may be granted to outside directors with exercise prices of not less than fair market value. The options expire ten years from date of grant. Options granted under the Directors’ Plan would vest over one or three years. The options are only exercisable while the outside director remains a director.

In July 1993, the Board of Directors adopted the 1993 stock plan (“1993 Plan”), and amendments to the Stock Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and nonqualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by the Company at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted.

As of December 31, 2002, 797,560 shares remain as available for grant under the 2002 Plan, 221,385 shares remained as available for grant under the 2001 Plan, 3,020 shares remained available for grant under the 1993 Plan and 250 shares remained available for grant under the Director’s Plan.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

A summary of the activity of the Company’s 1993, 2001, and 2002 Plans and the 1995 Directors’ Plan is as follows:

	Options Available For Grant	Options Outstanding
		Options Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2000	88,224	2,033,821	$6.83
Additional authorized	500,000	—	—
Options granted	(369,500)	369,500	7.13
Options exercised	—	(76,895)	1.37
Options cancelled	115,396	(115,396)	6.02

Balance at December 31, 2000	334,120	2,211,030	3.30
Additional authorized	1,000,000	—	—
Options granted	(1,093,749)	1,093,749	12.33
Options exercised	—	(697,144)	2.20
Options cancelled	148,710	(148,710)	10.45

Balance at December 31, 2001	389,081	2,458,925	7.17
Additional authorized	2,000,000	—	—
Options granted	(1,516,661)	1,516,661	16.90
Options exercised	—	(285,813)	3.38
Options cancelled	149,795	(149,795)	14.95

Balance at December 31, 2002	1,022,215	3,539,978	$11.37

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Avg. Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.30–$ 0.48	60,831	2.90	$0.47	60,831	$0.47
$ 0.51–$ 1.25	523,375	5.55	1.23	462,279	1.23
$ 1.31–$ 4.63	454,079	7.48	2.37	271,191	2.78
$ 4.97–$ 9.38	591,019	8.83	8.28	159,394	7.88
$ 9.63–$13.38	412,522	8.13	10.91	167,388	10.28
$13.44–$21.95	417,099	9.45	15.56	25,433	17.67

$ 0.30–$21.95	2,458,925	7.72	$7.17	1,146,516	$4.17

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.48–$ 1.75	674,930	5.16	$1.37	598,075	$1.32
$ 1.88–$ 9.38	629,427	7.40	7.54	364,720	6.86
$ 9.63–$13.40	649,689	8.10	11.76	238,428	10.60
$13.44–$14.95	635,207	9.22	14.44	101,463	14.06
$14.99–$18.97	590,375	9.21	17.79	106,133	17.97
$19.00–$23.18	360,350	8.65	20.14	87,525	20.13

$ 0.48–$23.18	3,539,978	7.86	$11.37	1,496,344	$7.29

The Company has reserved 4,562,193 shares of its common stock, which may be issued with respect to outstanding options at December 31, 2002.

In 2002, 2001 and 2000, the Company granted 11,911, 8,750, and 25,000 shares of common stock options to consultants in exchange for services, respectively. In accordance with FAS 123 and EITF 96-18, the Company has recorded compensation expense related to these options and they are periodically revalued as they vest.

Retirement Savings Plan

Under the Company’s retirement savings plan (“401K Plan”), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. There were no employer contributions to the 401K Plan for the years ended 2002, 2001 and 2000.

7.    Stockholder’s Equity

Pursuant to the Company’s certificate of incorporation, the Board of Directors will have the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock, in one or more series. The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

On June 26, 2002, the Company completed a secondary offering in which it sold 4,500,000 shares of common stock for $16.00 per share. The net proceeds to the Company from the sale of the shares were approximately $66,700,000, net of underwriting discounts, commissions and other offering costs.

On July 24, 2002, the underwriters exercised the over-allotment option related to the follow-on public offering completed in June 2002, and the Company issued an additional 135,000 shares of common stock at $16.00 per share. The net proceeds to the Company from the sale of the additional shares were approximately $2,000,000 after underwriting discounts and commissions and other offering costs.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

In November 2001, the Company completed a private placement of approximately 2,300,000 shares of newly issued common stock at $13.25 per share, pursuant to the Stock Purchase Agreements. The net proceeds to the Company, after fees and expenses, were approximately $28,700,000.

In April 2001, the Company completed a private placement of 1,600,000 shares of newly issued common stock at $7.00 per share, pursuant to the Stock Purchase Agreements. The net proceeds to the Company, after fees and expenses, were approximately $10,600,000.

8.    Income Taxes

As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $113,600,000 and $46,700,000, respectively. If not utilized, these carryforwards will begin to expire beginning in 2003 through 2022 for both federal and state tax purposes. In addition, at December 31, 2002, the Company had federal and state research credit carryforwards of approximately $1,400,000 and $1,600,000, respectively. If not utilized, the federal carryforwards will expire in various amount beginning in 2008. The California research credit can be carried forward indefinitely. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net effects of tax carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the Company’s deferred tax assets as of December 31, 2002 and December 31, 2001 are as follows:

	2002	2001
	(In thousands)
Net operating loss carryforwards	$41,300	$28,700
Research credits	2,600	2,200
Capitalized research and development	1,400	500
Other—net	1,100	400
Less: valuation allowance	(46,400)	(31,800)

Net deferred tax assets	$—	$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $14,600,000, $7,500,000 and $5,900,000 during 2002, 2001 and 2000, respectively.

9.    Litigation Cost Recovery

During 2000, the Company was reimbursed $586,000 from its Directors’ and Officers’ liability insurance policy for legal defense costs in connection with a sexual harassment lawsuit filed against the Company in December 1997. The sum received represents final reimbursement for legal defense fees. A jury found in favor of the Company on all charges in 1999.

CONCEPTUS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

10.    Legal Proceedings

The Company filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion, Inc. (“Ovion”). The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the United States Patent and Trademarks Office (“PTO”). The Company subsequently amended its lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge the Company with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion filed a separate action, in the same court, charging the Company with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” The Company has denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed, invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. The Company believes that the complaint is without merit and the outcome will not have a material effect on the Company’s financial position, results of operations or cash flows. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying consolidated financial statements.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flow.

11.    Related Parties

During 2002, 2001 and 2000, the Company paid for consulting services provided by Dr. Florence Comite, a member of the Board of Directors. The Company paid Dr. Comite $2,500 per month in consulting fees for services rendered in 2002, $2,500 per month in 2001, and $6,000 per month in 2000.

12.    Subsequent Event

On March 26, 2003, the Board of Directors amended the 2002 Plan to increase the aggregate number of shares that may be issued under the 2002 Plan upon exercise of options or stock purchase rights to 1,500,000 shares. The 2002 Plan, as amended, was enacted to address the increased hiring made during the second half of 2002, primarily in our United States sales, professional education and marketing functions, as well as the hiring and potential hiring of executive management members, including a new chief executive officer.

Supplementary Data

Quarterly Results of Operations

(Unaudited)

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(In thousands, except per share amounts)
Net sales	$465	$481	$428	$276	$115	$123	$163	$—

Operating costs and expenses:
Cost of sales and start-up manufacturing costs	658	845	893	746	273	537	646	—
Research and development	1,730	2,170	2,348	1,982	2,165	1,953	1,676	2,189
Selling, general and administrative	10,210	5,972	4,021	3,214	3,145	2,234	2,343	2,054

Total operating costs and expenses	12,598	8,987	7,262	5,942	5,583	4,724	4,665	4,243

Operating loss	(12,133)	(8,506)	(6,834)	(5,666)	(5,468)	(4,601)	(4,502)	(4,243)
Recovery of legal defense costs	—	—	—	(314)	—	—	—	—
Interest and other income, net	282	359	177	125	195	143	215	187

Net loss	$(11,851)	$(8,147)	$(6,657)	$(5,855)	$(5,273)	$(4,458)	$(4,287)	$(4,056)

Basic and diluted net loss per share	$(0.56)	$(0.38)	$(0.40)	$(0.36)	$(0.34)	$(0.33)	$(0.32)	$(0.35)

Shares used in computing basic and diluted net loss per share	21,297	21,220	16,806	16,471	15,443	13,712	13,300	11,723

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors

of Conceptus, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 14, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule, for each of the two years in the period ended December 31, 2002, listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 14, 2003

SCHEDULE II

CONCEPTUS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charges to Expenses or Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2000
Allowance for doubtful accounts	$579	17	—	$596
Provision for inventories	$842	9	851	$—

Year Ended December 31, 2001
Allowance for doubtful accounts	$596	14	596	$14
Provision for inventories	$—	168	—	$168

Year Ended December 31, 2002
Allowance for doubtful accounts	$14	31	—	$45
Provision for inventories	$168	60	93	$135

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 31st day of March 2003.

CONCEPTUS, INC.

By:	/s/ STEVEN BACICH
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

Signature	Title	Date

/s/ STEVEN BACICH (Steven Bacich)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ GLEN FURUTA (Glen K. Furuta)	Vice President, Finance and Administration and Chief Financial Officer	March 31, 2003

/s/ FLORENCE COMITE (Florence Comite)	Director	March 31, 2003

/s/ SANFORD FITCH (Sanford Fitch)	Director	March 31, 2003

/s/ MARIE-HELENE PLAIS-COTREL (Marie-Helene Plais-Cotrel)	Director	March 31, 2003

/s/ RICHARD RANDALL (Richard D. Randall)	Director	March 31, 2003

/s/ KATHRYN TUNSTALL (Kathryn Tunstall)	Director	March 31, 2003

/s/ PETER WILSON (Peter L. Wilson)	Director	March 31, 2003

CERTIFICATIONS

I, Steven Bacich, certify that:

1.	I have reviewed this annual report on Form 10-K of Conceptus, Inc., a Delaware corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ STEVEN BACICH
Steven Bacich Chief Executive Officer

I, Glen K. Furuta, certify that:

1.	I have reviewed this annual report on Form 10-K of Conceptus, Inc., a Delaware corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ GLEN K. FURUTA
Glen K. Furuta Chief Financial Officer