Form 10-Q
period 2003-03-31
CONCEPTUS INC
filed 2003-05-15
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2003

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

As of April 30, 2003, 21,473,703 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended March 31, 2003

PART I:     FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$52,171	$59,673
Short-term investments	7,354	10,992
Restricted cash	69	69
Accounts receivable, net	824	581
Inventories, net	2,235	2,524
Other current assets	1,254	797

Total current assets	63,907	74,636
Property and equipment, net	2,309	2,474
Other assets	162	185

Total assets	$66,378	$77,295

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,883	$3,148
Clinical trial liabilities	84	182
Accrued compensation	2,003	2,614
Other accrued liabilities	1,382	420

Total current liabilities	6,352	6,364
Long-term clinical trial liabilities	262	217

Total liabilities	6,614	6,581

Contingencies (Note 8)

Stockholders’ equity:
Common stock and additional paid-in capital	188,523	188,435
Accumulated other comprehensive income (loss)	(2)	11
Accumulated deficit	(128,757)	(117,732)

Total stockholders’ equity	59,764	70,714

Total liabilities and stockholders’ equity	$66,378	$77,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Net sales	$1,154	$276
Cost of goods sold	1,150	746

Gross profit (loss)	4	(470)
Operating expenses:
Research and development	1,611	1,982
Selling, general and administrative	9,618	3,214

Total operating expenses	11,229	5,196

Operating loss	(11,225)	(5,666)
Interest and other income (expense), net	200	(189)

Net loss	$(11,025)	$(5,855)

Basic and diluted net loss per share	$(0.52)	$(0.36)

Weighted-average shares used in computing basic and diluted net loss per share	21,383	16,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(11,025)	$(5,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284	315
Stock compensation expense	1	120
Allowance for doubtful accounts	105	—
Provision for inventories	—	71
Changes in operating assets and liabilities:
Accounts receivable	(348)	(57)
Inventories	289	(379)
Other current assets	(465)	(240)
Other assets	23	24
Accounts payable	(282)	(283)
Other accrued liabilities	338	(985)
Clinical trial liabilities	(54)	—

Net cash used in operating activities	(11,134)	(7,269)

Cash flows from investing activities
Purchase of investments	(5,979)	(5,944)
Maturities of investments	9,617	—
Capital expenditures	(119)	(400)

Net cash provided by (used in) investing activities	3,519	(6,344)

Cash flows from financing activities
Proceeds from issuance of common stock, net	88	339

Net cash provided by financing activities	88	339

Effect of exchange rate changes on cash	25	23

Net decrease in cash and cash equivalents	(7,502)	(13,251)
Cash and cash equivalents at beginning of period	59,673	33,734

Cash and cash equivalents at end of period	$52,171	$20,483

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

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 may not necessarily be indicative of the operating results for the full 2003 fiscal year or any other future interim periods.

2.    Inventories, net

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following:

(in thousands)	March 31, 2003	December 31, 2002
Raw materials	$683	$867
Work-in-process	491	442
Finished goods	1,061	1,215

Total	$2,235	$2,524

3.    Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the statement of operations as cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the three months ended March 31, 2003 follows (in thousands):

2003
Warranty accrual at the beginning of the period	$28
Accruals for warranties issued during the period	57
Settlements made in kind during the period	(8)

Warranty accrual at the end of the period	$77

4.    Stock-based compensation

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. No stock-based employee compensation expense is included in the net loss as reported during the three months ended March 31, 2003 and 2002.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all awards (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(11,025)	$(5,855)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,782)	(1,410)

Pro forma net loss	$(12,807)	$(7,265)

Basis and diluted net loss per share
As reported	$(0.52)	$(0.36)

Pro forma	$(0.60)	$(0.44)

The Company has adopted the disclosure only provisions of SFAS No. 123. The Company calculated the fair value of each option on the date of grant using the fair value method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	2.4%	3.5%
Expected life (in years)	4	4
Expected volatility factor	0.92	1.0
Dividend Yield	—	—

To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of Employee Stock Purchase Plan (“ESPP”) issuances, which are included in the pro forma totals above.

The fair value of the ESPP issuances is calculated at each reporting date using the following assumptions:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	1.24%	4.0%
Expected life (in years)	1	1
Expected volatility factor	0.53	0.51
Dividend yield	—	—

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was $1,000 and $120,000 for the three months ended March 31, 2003 and 2002, respectively.

The fair value of the stock options granted to non-employees is calculated at each reporting date using the following assumptions:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	3.8%	4.6%
Expected life (in years)	10	10
Expected volatility factor	1.41	1.43
Dividend yield	—	—

The weighted-average fair value per share of options granted was $7.13 and $19.93, respectively, for the three months ended March 31, 2003 and 2002.

5.    Computation of Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during each period. Under the requirements for calculating basic net loss per share, the effect of potentially dilutive securities such as stock options, common stock shares subject to repurchase, warrants and convertible securities are excluded. Basic and diluted net loss per share are equivalent for all periods presented due to the Company’s net loss position.

During all periods presented, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of options to purchase 3,449,000 and 3,540,000 shares of common stock as of March 31, 2003 and December 31, 2002, respectively.

6.    Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2003 consisted of foreign currency translation losses of $13,000 and net loss of $11,025,000, as unrealized gains and losses on available-for-sale securities were immaterial. For the three months ended March 31, 2002, total comprehensive loss consisted of foreign currency translation losses of $4,000 and net loss of $5,855,000, as unrealized gains and losses on available-for-sale securities were immaterial.

7.    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its financial position or on its results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on its financial position or on its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or on its results of operations.

8.    Contingencies

The Company filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. The Company subsequently amended its lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge the Company with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion has filed a separate action, in the same court, charging the Company with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” The Company has denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed, invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. While the Company believes that it will prevail in the above litigations, if it does not, Ovion may be able to obtain damages against the Company and/or obtain an injunction against the Essure device. If Ovion were successful, there is no guarantee that the Company could negotiate a suitable arrangement with it to acquire rights under its patents. The Company believes that the complaint is without merit and the outcome will not have a material effect on the Company’s financial position, results of operations or cash flows. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I—Item 1 of this Quarterly Report. In addition, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We wish to alert readers that the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, as well as other factors, including those set forth in the following discussion and under “Risk Factors” below, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed or implied in any forward-looking statements made by us.

Overview

We develop, manufacture and market Essure™, an innovative and proprietary non-incisional permanent birth control device for women. Essure is a soft and flexible micro-insert delivered into a woman’s fallopian tubes and is designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The Essure placement procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. In November 2002, we obtained approval to market Essure in the United States from the United States Food and Drug Administration, or the FDA, and have started our sales and marketing campaign in the United States. Internationally, Essure is currently being marketed in Australia, Canada, Indonesia, Morocco, Singapore and fifteen countries in Europe.

We believe that Essure represents an attractive, less invasive, alternative to tubal ligation for women seeking permanent birth control. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure placement procedure does not require cutting or penetrating the abdomen, which is expected to lower the likelihood of post-operative pain due to the incisions/punctures, and is typically performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of Essure, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-inserts. Patients in the trial were typically discharged approximately 45 minutes after the Essure placement procedure. No overnight hospital stay is required. Furthermore, Essure is effective without drugs or hormones.

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

In November 2002, we received formal notification from the FDA that Essure had been approved for marketing in the United States. As a condition of the Pre-Market Approval, or PMA approval, we are required by the FDA to follow our clinical trial patients for a five-year period following reliance on Essure for contraception. The information from this planned long-term post-approval study will provide relevant information for our United States commercialization, as well as allow us to publish long-term data at the conclusion of the follow-up period. In addition, three months post-procedure and consistent with our pivotal trial protocol, we are required to perform a hysterosalpingogram, or HSG, which calls for contrast dye to be injected into the uterus and fallopian tubes to confirm occlusion and micro-insert location. Because an HSG can be uncomfortable for women, we are working with the FDA to approve a less-invasive alternative, such as a pelvic x-ray.

Shortly after we received FDA approval in November 2002, we made our first commercial sale of Essure in the United States. We currently have professional education field trainers and sales representatives across the United States. Our professional education effort will be entirely focused on physician training. We will monitor the length of time required for United States physicians to adopt Essure as a routine part of their gynecological practice. We will initially target large-group gynecological practices with the goal of training, inclusive of preceptorship, up to approximately 700 physicians by the end of 2003. As of May 2003, we have put more than 700 doctors through our initial training course, which does not include preceptorship, in the United States. Simultaneously, we will be setting up a United States call center to answer questions prospective patients may have regarding Essure.

On April 17, 2003, we announced the appointment of Mr. Mark Sieczkarek as our new President and Chief Executive Officer and a member of the Board of Directors. Mr. Sieczkarek comes to us with extensive experience in general management, marketing, finance and corporate development. Most recently, Mr. Sieczkarek served as President, Americas, of Bausch and Lomb, Inc. (NYSE: BOL), where he led the region to double-digit revenue and profitability growth. Steven Bacich, who served as President and Chief Executive Officer since January 2000, will assist in the transition with primary responsibility over research and development, business development and clinical and medical affairs. As part of this transition, Mr. Bacich has resigned from his position as a member of the Board of Directors.

With regards to reimbursement, we have been working diligently with third-party payors to make sure they understand and embrace the benefits of Essure. To date, United States physicians and facilities using Essure have been reimbursed for the procedure under existing Current Procedural Terminology, or CPT codes. However, as is typical with any new medical procedure, the reimbursement process could be quite lengthy and difficult.

Currently, many of the nation’s leading hospitals, including Montefiore Medical Center in New York City, Hahnemann Hospital in Philadelphia, University of Pittsburgh Medical Center, Northwestern Medical Center in Chicago, Presbyterian Hospital of Dallas, and Baylor University Medical Center in Houston have physicians on their medical staffs that now offer Essure to their patients seeking permanent birth control. Additionally, Aetna United States Healthcare, the largest United States provider of health benefits, recently joined a list of leading health insurance companies who have established a coverage policy for Essure, making it widely available to women and couples seeking an alternative to tubal ligation or vasectomy in the United States. We are also working with the Planned Parenthood

Federation of America to launch a program to make the Essure procedure available through local Planned Parenthood clinics.

We are continuing our outreach at major medical conferences, including presenting Essure at the American College of Obstetricians and Gynecologists’s annual conference, which occurred in late April 2003. At this meeting, we had two presentations on Essure, and importantly, there was a Continuing Medical Education, or CME, accredited symposium with Essure as the main topic. Following this meeting, we will be stepping up our public relations campaign targeting both physicians and potential patients. We have plans for a highly targeted direct to consumer campaign toward women beginning in May.

Essure is listed with Australia’s Therapeutic Goods Administration, or the TGA, which allows us to market and sell Essure in Australia. We have a sales and marketing group in Australia and began commercial sales there in the second quarter of 2001. In February 2001, we received approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. We currently have ongoing reimbursement studies being conducted in France and the U.K. We have established distribution partnerships in select European countries, including Austria, Belgium, Denmark, Finland, Germany, Holland, Italy, Norway, Portugal, Spain, Sweden, Switzerland, Turkey and the U.K, and made our first sales to distributors in December 2001. We initiated a direct sales program in France during 2002 and our first commercial sale was made in October 2002. We received clearance from Health Canada to market Essure in Canada in November 2001 and made our first commercial sale in Canada in January 2002.

Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which Essure gains market acceptance domestically and internationally, the rate of product adoption by doctors and patients, obtaining government and third-party reimbursement, the rate at which we train United States physicians, the sales and training activity of our international distributors or marketing partners, the introduction of competitive products and other factors discussed in this Form 10-Q.

We maintain a website located at www.conceptus.com. We make available free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into and does not form a part of this form 10-Q.

Results of Operations—Three Months Ended March 31, 2003 and 2002

Net sales were $1.2 million for the three months ended March 31, 2003 as compared to $0.3 million for the three months ended March 31, 2002. The increase in net sales is due to our effort in commercializing Essure in the United States of America. We expect net sales to increase on a quarterly basis for the reminder of fiscal 2003. For the three months ended March 31, 2003, net sales to two distributors were 15% and 12% of the total consolidated net sales, respectively. Accounts receivable from three distributors were 22%, 15% and 15%, respectively, of the total net accounts receivables outstanding as of March 31, 2003. For the three months ended March 31, 2002, net sales to three distributors were 27%, 25%, and 13% of the total consolidated net sales, respectively. Accounts receivable from three distributors were 24%, 19% and 10%, respectively, of the total net accounts receivables outstanding as of March 31, 2002.

Net product sales by geographic region as a percentage of net sales is as follows:

	March 31,
	2003	2002
Europe	18%	40%
Australia	14	34
Asia and Canada	3	26
United States of America	65	—

Cost of goods sold for the three months ended March 31, 2003 were $1.2 million as compared to $0.7 million for the same period in the prior year. The increase is primarily due to higher sales volume. We have also attained positive gross margin in the first quarter of fiscal 2003. We expect to have positive gross margin for fiscal 2003 as we increase production volume. Cost of goods sold for the three months ended March 31, 2002 represented the costs of early stage product introduction and limited production volumes.

Research and development expenses, which include expenses related to product development, clinical research and regulatory affairs, decreased to $1.6 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. The decline reflects the downward trend of clinical research and regulatory affairs expenses now that we have received FDA approval for Essure. We expect future research and development expenses for the remaining quarters of fiscal 2003 to remain consistent with that of the first quarter of fiscal 2003.

Selling, general and administrative expenses increased to $9.6 million for the three months ended March 31, 2003 from $3.2 million for the same period in the prior year. The $6.4 million increase is mainly attributable to the increase in headcount in our U.S. sales and marketing group ($1.5 million), expenses related to U.S. physician training whereby an accelerated number of courses were held due to higher than anticipated physician demand ($2.3 million), expenses related to advertising and public relations ($1.6 million), U.S. strategic reimbursement expenditures ($0.3 million), and increases in general and administrative expenses mainly to support commercialization activities in the U.S. ($0.7 million). We are continuing to market Essure outside of the U.S., although we will focus most of our resources in developing the U.S. market. We expect domestic sales and marketing expenditures for the remaining quarters of fiscal 2003 to be consistent with or lower than that of the first quarter of fiscal 2003, as much of the upfront advertising, promotional, and public relations expenses have been incurred.

Net interest and other income was $0.2 million for the three months ended March 31, 2003 which represented interest earned on excess cash invested. Net interest and other expense was $0.2 million for the same period in the prior year which included a one-time settlement charge in connection with a 1997 distribution agreement related to our discontinued product and foreign currency loss.

We have experienced significant operating losses since inception and, as of March 31, 2003, had an accumulated deficit of $128.8 million. We expect our operating losses to continue at least through 2003 as we continue to expend substantial resources in the selling and marketing of Essure in the United States of America and the international markets. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.

Liquidity and Capital Resources

At March 31, 2003, cash and cash equivalents were $52.2 million, compared with $59.7 million at December 31, 2002. The decrease is due to $11.1 million of cash used in operating activities and $3.6 million of net cash provided by maturity of investments, and $0.1 million of received from the exercise of stock options, partly offset by capital expenditures of $0.1 million.

Net cash used in operating activities was $11.1 million in the first three months of fiscal 2003, primarily as a result of our operating loss which were mostly contributed by our sales, marketing and physician training efforts related to the commercialization of Essure in the United States. Net cash used in operating activities for the same period in the prior year was $7.3 million, primarily related to commercialization of Essure in Australia and Europe; payments related to our clinical trials; and scale up of our manufacturing and quality operations in order to transition from pilot to commercial manufacturing.

Net cash provided by investing activities was $3.5 million in the first three months of fiscal 2003, primarily consisted of net maturities of short-term investments of $3.6 million, partly offset by purchases of capital equipment of $0.1 million. Net cash used in investing activities was $6.3 million for the same period in the prior year, primarily due to purchases of short-term investments and purchases of capital equipment to expand our manufacturing operations and fund leasehold improvements.

Net cash provided by financing activities was $0.1 million in the first three months of fiscal 2003, primarily from exercise of stock options. Net cash provided by financing activities was $0.3 million for the same period prior year, primarily from exercise of stock options.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS

No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or on our results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of this FIN 46 to have a material impact on our financial position or on our results of operations.

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

We have a limited history of operation with Essure and have incurred significant operating losses since our inception in 1992, including operating losses of $11.2 million in the three months ended March 31, 2003, $33.1 million in fiscal 2002, $18.8 million in fiscal 2001, and $15.8 million in 2000. We expect to continue to incur significant operating expenses and net losses as we begin to expand sales and marketing efforts in the United States. Our net losses may continue to increase until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Market acceptance of Essure in the United States and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement. Availability of reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We do not know whether reimbursement for our product will be available in the United States or in international markets under either government or private reimbursement systems, or whether physicians will support and advocate reimbursement for use of our product for all indications intended by us. Large-scale market acceptance of Essure will depend on the availability and level of reimbursement in the United States and targeted international markets. We may be unable to obtain or maintain reimbursement in any country within a particular time frame, for a particular amount, or at all, which would limit our future product revenues and delay or prevent our profitability.

If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

The Pivotal trial of Essure was designed to support a PMA application and to have five years of post-market follow-up. In addition, patients in the Phase II study will be followed to five years. The long-term results of using Essure will not be available for several years. If long-term patient studies, patient use or clinical experience indicate that Essure is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

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

We have received FDA approval to market Essure in the United States, the loss of which or our failure to comply with existing or future regulatory requirements, could delay or prevent us from generating product revenues.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Some countries in which we currently market or intend to market Essure either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future which could delay or prevent us from marketing Essure in these countries.

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

We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing medical devices, including our patent position, generally are uncertain and involve complex legal and factual questions concerning the enforceability of such patents against alleged infringement. Recent judicial decisions have established new case law and a reinterpretation of previous patent case law, and consequently, we cannot assure you that historical legal standards surrounding the questions of infringement and validity will be applied in future cases. In addition, legislation may be pending in Congress that, if enacted in its present form, may limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions that are themselves patentable. Our ability to protect our proprietary methods and procedures may be compromised by the enactment of this legislation or any other limitation or reduction in the patentability of medical and surgical methods and procedures. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may therefore diminish the value of our intellectual property.

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

We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants could still disclose our proprietary information and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of a nondisclosure and confidentiality agreement and other contractual restrictions designed or intended to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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

Our number of employees has increased to 181 on March 31, 2003 from 119 on March 31, 2002. The growth that we have experienced, and in the future may experience, provides challenges to our organization. Although we have no current plans to do so, we may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business. If we fail to manage our growth and expansion, our business could be impaired.

We have limited experience in manufacturing Essure in commercial quantities.

If we are successful in marketing Essure, we plan to transition internal manufacturing operations to that of third-party manufacturers to manufacture certain processes and assemblies of the product. We have identified various candidates that we believe could adequately produce Essure with the appropriate quality level and in sufficient volumes. However, third-party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliance with FDA or other health authority requirements. We and/or our future third-party manufacturers may encounter manufacturing difficulties, which could negatively impact or delay commercialization of Essure.

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

The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although we have not experienced any product liability claims to date, we cannot assure you that we will be able to avoid significant product liability claims and potential related adverse publicity. We currently maintain product liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, we cannot assure you that product liability claims in connection with clinical trials or commercial sales of Essure will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, or at all. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our product, could cause our stock price to fall.

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

The medical device industry is highly competitive and is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company’s competitive position. As we commercialize Essure, we expect to compete with:

•	other methods of permanent contraception, in particular tubal ligation;

•	other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and contraceptive patches; and

•	other companies that may develop permanent contraception devices that are similar to or otherwise compete with Essure.

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

Our financial condition is highly dependent on the sale of Essure in United States, Australia, Europe and other countries. If we experience difficulties in our domestic and international sales and operations, our business will suffer and our financial condition will be harmed. Our domestic and/or international operations and sales are subject to a number of risks, including:

•	recessions in economies;

•	political and economic instability;

•	changes in regulatory requirements;

•	reduced protection for intellectual property rights in United States and other countries;

•	difficulties in accounts receivable collection; and

•	potentially adverse tax consequences.

Our future liquidity and capital requirements are uncertain.

As we commercialize Essure on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations into at least 2004. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	the rate of product adoption by doctors and patients;

•	obtaining government and third-party reimbursement for Essure;

•	the resources devoted to increasing manufacturing capacity to meet commercial demands;

•	our ability to reduce our cost of sales;

•	the resources devoted to establish sales and marketing and distribution capabilities; and

•	the progress and cost of product development programs.

Our future quarterly results may fluctuate.

Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

•	the rate at which new physicians are trained;

•	the rate of product adoption by doctors and patients;

•	actions relating to reimbursement matters;

•	the rate at which we establish distributors or marketing partners;

•	the extent to which Essure gains market acceptance;

•	the timing and size of distributor purchases; and

•	introduction of competitive products.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:    We have been exposed to interest rate risk as it applies to interest earned on holdings of short-term marketable securities. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. A 10% change in interest rates would not be material to our results of operations. We reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, short-term investments. We do not hold or issue derivative, commodity instruments or other financial instruments for trading purposes.

Foreign Currency Exchange Risk:    Our expenses, except for those related to Europe and Australia, were denominated in United States dollars. Our revenues, 35% and 100% of which were in foreign currencies in the three months ended March 31, 2003 and 2002, respectively, were immaterial in relation to our overall financial position. As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. As of March 31, 2003, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. We subsequently amended our lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge us with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion has filed a separate action, in the same court, charging us with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” We have denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed, invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. While we believe that we will prevail in the above litigations, if we do not, Ovion may be able to obtain damages against us and/or obtain an injunction against the Essure device. If Ovion were successful, there is no guarantee that we could negotiate a suitable arrangement with it to acquire rights under its patents. We believe that the complaint is without merit and the outcome will not have a material effect on our financial position, results of operations or cash flows. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

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

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit Number	Description

10.1	Letter Agreement by and between the Company and Mark Sieczkarek, dated April 15, 2003.

10.2	Amended and Restated Executive Agreement by and between the Company and Steven Bacich, dated April 21, 2003.

(b)    Reports on Form 8-K.

On January 14, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it had issued a press release to update on the launch of Essure into the United States market.

On February 26, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing financial results for the three and twelve months ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By:	/s/ GLEN K. FURUTA
Glen K. Furuta Vice President, Finance and Administration and Chief Financial Officer

Date: May 15, 2003

CERTIFICATIONS

I, Mark Sieczkarek, certify that:

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 15, 2003

/s/ Mark M. Sieczkarek
Mark M. Sieczkarek Chief Executive Officer

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 15, 2003

/s/ Glen K. Furuta
Glen K. Furuta Chief Financial Officer