Form 10-Q
period 2003-06-30
CONCEPTUS INC
filed 2003-08-14
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2003

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

As of July 31, 2003, 21,594,053 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended June 30, 2003

PART I:    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$44,393	$59,673
Short-term investments	5,993	10,992
Restricted cash	69	69
Accounts receivable, net	1,350	581
Inventories, net	2,157	2,524
Other current assets	1,057	797

Total current assets	55,019	74,636

Property and equipment, net	2,220	2,474
Other assets	139	185

Total assets	$57,378	$77,295

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,473	$3,148
Clinical trial liabilities	102	182
Accrued compensation	2,696	2,614
Other accrued liabilities	962	420

Total current liabilities	7,233	6,364

Long-term clinical trial liabilities	208	217

Total liabilities	7,441	6,581

Contingencies (Note 9)

Stockholders’ equity:
Common stock and additional paid-in capital	189,210	188,435
Accumulated other comprehensive income	30	11
Accumulated deficit	(139,303)	(117,732)

Total stockholders’ equity	49,937	70,714

Total liabilities and stockholders’ equity	$57,378	$77,295

The accompanying notes are an integral part of these condensed consolidated financial statements

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$2,040	$406	$3,194	$682

Cost of goods sold	1,766	893	2,916	1,639

Gross profit (loss)	274	(487)	278	(957)

Operating expenses:
Research and development	1,656	2,348	3,267	4,330
Selling, general and administrative	9,331	3,999	18,949	7,213

Total operating expenses	10,987	6,347	22,216	11,543

Operating loss	(10,713)	(6,834)	(21,938)	(12,500)

Interest and other income (expense), net	167	177	367	(12)

Net loss	$(10,546)	$(6,657)	$(21,571)	$(12,512)

Basic and diluted net loss per share	$(0.49)	$(0.40)	$(1.01)	$(0.75)

Weighted-average shares used in computing basic and diluted net loss per share	21,499	16,806	21,441	16,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(21,571)	$(12,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641	567
Stock compensation expense	278	93
Allowance for doubtful accounts	91	—
Provision for excess and obsolete inventories	(60)	—
Changes in operating assets and liabilities:
Accounts receivable	(859)	(262)
Inventories	415	(508)
Other current assets	(246)	(315)
Other assets	46	(59)
Accounts payable	287	21
Other accrued liabilities	581	648
Clinical trial liabilities	(89)	(254)

Net cash used in operating activities	(20,486)	(12,581)

Cash flows from investing activities
Purchase of investments	(6,988)	(6,939)
Maturities of investments	11,987	2,972
Capital expenditures	(389)	(797)

Net cash provided by (used in) investing activities	4,610	(4,764)

Cash flows from financing activities
Proceeds from issuance of common stock, net	497	67,138

Net cash provided by financing activities	497	67,138

Effect of exchange rate changes on cash	99	(3)

Net increase (decrease) in cash and cash equivalents	(15,280)	49,790

Cash and cash equivalents at beginning of period	59,673	33,734

Cash and cash equivalents at end of period	$44,393	$83,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for Conceptus, Inc. (the “Company”) for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 may not necessarily be indicative of the operating results for the full 2003 fiscal year or any other future interim periods.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 31, 2003. The Company’s significant accounting policies have not materially changed since December 31, 2002.

3.	Inventories, net

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$585	$867
Work-in-process	946	442
Finished goods	626	1,215

Total	$2,157	$2,524

4.	Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon the Company’s historical experience and estimate of the level of future costs. Warranty costs are reflected in the statement of operations as cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2003 follows (in thousands):

June 30, 2003
Warranty accrual at the beginning of the period	$28
Accruals for warranties issued during the period	115
Settlements made in kind during the period	(39)

Warranty accrual at the end of the period	$104

5.	Stock-based compensation

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. No stock-based employee compensation expense is included in the net loss as reported during the six months ended June 30, 2003 and 2002.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(10,546)	$(6,657)	$(21,571)	$(12,512)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,989)	(1,410)	(3,771)	(2,819)

Pro forma net loss	$(12,535)	$(8,067)	$(25,342)	$(15,331)

Basic and diluted net loss per share
As reported	$(0.49)	$(0.40)	$(1.01)	$(0.75)
Pro forma	$(0.58)	$(0.48)	$(1.18)	$(0.92)

The Company has adopted the disclosure only provisions of SFAS No. 123. The Company calculated the fair value of each option on the date of grant using the fair value method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	1.89%	3.84%	1.89%	3.84%
Expected life (in years)	4	4	4	4
Expected volatility factor	91%	123%	91%	123%
Dividend yield	—	—	—	—

To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of Employee Stock Purchase Plan (“ESPP”) issuances, which are included in the pro forma totals above.

The fair value of the ESPP issuances is calculated at each reporting date using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	1.01%	2.2%	1.01%	2.2%
Expected life (in years)	1	1	1	1
Expected volatility factor	58%	58%	58%	58%
Dividend yield	—	—	—	—

The weighted-average fair value per share of options granted was $10.62 and $19.14, respectively, for the six months ended June 30, 2003 and 2002.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was $214,161 and $72,469 for the six-month period ended June 30, 2003 and 2002, respectively.

The fair value of the stock options granted is calculated at each reporting date using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	3.33%	4.93%	3.33%	4.93%
Expected life (in years)	10	10	10	10
Expected volatility factor	148%	139%	148%	139%
Dividend yield	—	—	—	—

6.	Computation of Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted-average number of common and dilutive shares of potential common stock outstanding during each period. Under the requirements for calculating basic net loss per share, the effects of potentially dilutive securities such as stock options are excluded. Basic and diluted net loss per share are equivalent for all periods presented due to the Company’s net loss position.

During all periods presented, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of options to purchase 4,307,699 and 3,080,943 shares of common stock as of June 30, 2003 and June 30, 2002, respectively.

7.	Comprehensive Loss

Total comprehensive loss for the six months ended June 30, 2003 consisted of unrealized foreign currency translation gains of $30,000 and net loss of $21,571,000, as unrealized gains and losses on available-for-sale securities were immaterial. Total comprehensive loss for the three months ended June 30, 2003 consisted of unrealized foreign currency gains of $32,000 and net loss of $10,546,000, as unrealized gains and losses on available-for-sale securities were immaterial. For the three and six months ended June 30, 2002, total comprehensive loss approximates net loss as unrealized gains and losses on available-for-sale securities were immaterial.

8.	Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on its consolidated financial position or results of operations.

9.	Contingencies

The Company filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion Inc. (“Ovion”). The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the Patent and Trade Office (“PTO”). The Company subsequently amended its lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. On August 13, 2002, Ovion filed a separate action, in the same court, charging the Company with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” However, during an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge the Company with infringement of United States Patent 6,096,052. The Company has denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed and is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. While the Company believes that it will prevail in the above litigations, if it does not, Ovion may be able to obtain damages against the Company and/or obtain an injunction against the Essure device. If Ovion were successful, there is no guarantee that the Company could negotiate a suitable arrangement with Ovion to acquire rights under its patents. The Company believes that the complaint is without merit and the outcome will not have a material effect on the Company’s financial position, results of operations or cash flows. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I-Item 1 of this Quarterly Report. In addition, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We wish to alert readers that the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, as well as other factors, including those set forth in the following discussion and under “Risk Factors” below, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed or implied in any forward-looking statements made by us.

Overview

We develop, manufacture and market Essure™, an innovative and proprietary non-incisional permanent birth control device for women. Essure is a soft and flexible micro-insert delivered into a woman’s fallopian tubes and is designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The Essure placement procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. In November 2002, we obtained approval to market Essure in the United States from the United States Food and Drug Administration, or FDA, and have started our sales and marketing campaign in the United States. Internationally, Essure is currently being marketed in Australia, Canada, Indonesia, Morocco, Singapore and fifteen countries in Europe.

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

On July 17, 2003, we announced introduction of a new delivery catheter for the Essure system, the “coil catheter,” in the United States, Australia and Canada. A clinical study, performed in Australia, demonstrated a higher placement rate with the coil catheter than with the previous delivery catheter. In the clinical study, 101 of 103 patients achieved bilateral placement. These placements were performed by 5 investigators, most of whom had extensive experience with Essure. This translates to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. The Essure system will be marketed with this new claim in Australia, Canada and, once approved, in the European Union. Any claim in the United States that would change the 86% first procedure bilateral placement rate, which was based on the original delivery catheter studies in the Pivotal Trial, would be subject to approval by the FDA. We expect to perform additional clinical evaluations, in the course of the existing U.S. Post Approval Study, before seeking approval of the claim in the United States.

Shortly after we received FDA approval in November 2002, we made our first commercial sale of Essure in the United States. We currently have professional education field trainers and sales representatives across the United States. In order to accelerate the training process and to control training costs, we are now giving one-on-one training sessions to new physicians who have pre-scheduled Essure cases. We expect to have approximately 700 physicians performing Essure procedures by the end of 2003. As of June 30, 2003, we had over 350 doctors performing Essure procedures.

With regards to reimbursement, we have been working diligently with third-party payors to make sure they understand the benefits of Essure. To date, United States physicians and facilities using Essure have been reimbursed for the procedure under existing Current Procedural Terminology, or CPT codes. However, as is typical with any new medical procedures, the reimbursement process could be quite lengthy and difficult.

Recently, Aetna United States Healthcare has issued a covered policy decision and recently issued a Medical Policy recommendation to cover the procedure. The National Blue Cross/Blue Shield Association has issued a positive recommendation to its local members to cover the Essure procedure. These are the two largest providers of health benefits in the United States. They join a list of leading health insurance companies who have established a coverage policy for Essure, making it widely available to women and couples seeking an alternative to tubal ligation or vasectomy in the United States. We expect to have reimbursement from payors covering a total of 200 million lives by the end of 2003.

Currently, many of the nation’s leading hospitals, including Montefiore Medical Center in New York City, Hahnemann Hospital in Philadelphia, University of Pittsburgh Medical Center, Northwestern Medical Center in Chicago, Presbyterian Hospital of Dallas, Baylor University Medical Center in Houston, and University Medical Center of Charleston have physicians on their medical staffs that now offer Essure to their patients seeking permanent birth control.

In our effort to increase consumer awareness, we are testing direct marketing to the consumer. Since we already have a concentration of physicians performing the Essure procedure in certain geographic areas, we have begun reaching out to the consumer in those areas. In early June, we commenced a direct mail campaign to 500,000 women in the Atlanta and Chicago areas, with the goal of encouraging these women to contact our call center for additional information. In turn, our call center has the ability to offer a referral to a practicing Essure physician in a consumer’s area. We are also running advertisements in a variety of magazines, such as Parents and Self. The advertisement is running regionally, based on locations where we have a concentration of physicians.

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

We maintain a website located at www.conceptus.com. We make available free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the SEC. Information contained on our website is not incorporated by reference into and does not form a part of this Form 10-Q.

Results of Operations—Three and Six Months Ended June 30, 2003 and 2002

Net sales were $2.0 million for the three months ended June 30, 2003 as compared to $0.4 million for the three months ended June 30, 2002. Net sales for the six months ended June 30, 2003 were $3.2 million as compared to $0.7 million for the same period in the prior year. The increase in net sales is due to our effort in commercializing Essure in the United States. We expect net sales to increase on a quarterly basis for the reminder of fiscal 2003. For the three months ended June 30, 2003, no single customer accounted for more than 10% of net sales. For the same period in 2002, three distributors accounted for 51%, 16% and 12% of our net sales. For the six months ending June 30, 2003, one distributor accounted for 10% of our net sales. For the same period in 2002, three distributors accounted for 41%, 14%, and 13% of our net sales. At June 30, 2003, accounts receivable from one distributor were 21% of the total net accounts receivables outstanding. At June 30, 2002, three distributors accounted for 48%, 15%, and 15% of the total net accounts receivable outstanding.

Net product sales by geographic region as a percentage of net sales for the three and six months ending June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States of America	75%	—%	71%	—%
Europe	17	45	18	45
Australia	7	51	9	41
Asia and Canada	1	4	2	14

Cost of goods sold for the three and six months ended June 30, 2003 were $1.8 million and $2.9 million as compared to $0.9 million and $1.6 million for the same periods in the prior year. The increase is primarily due to higher sales volume. We have also attained positive gross margin in the first and second quarters of 2003 and we expect to exit year 2003 with a positive gross margin. Cost of goods sold for the three and six months ended June 30, 2002 represented the costs of early stage product introduction and limited production volumes.

Research and development expenses, which include expenses related to product development, clinical research and regulatory affairs, decreased to $1.7 million and $3.3 million for three and six months ended June 30, 2003 as compared to $2.3 million and $4.3 million for the same prior-year periods. The decline reflects the downward trend of clinical research and regulatory affairs expenses now that we have received FDA approval for Essure. We expect research and development expenses for the remaining quarters of fiscal 2003 to remain consistent with that of the second quarter of fiscal 2003.

Selling, general and administrative expenses increased to $9.3 million for the three months ended June 30, 2003 from $4.0 million for the same period in the prior year. The $5.3 million increase is mainly attributable to the increase in headcount in our U.S. sales and marketing group ($2.0 million), expenses related to U.S. physician training and reimbursement ($1.3 million), expenses related to the recruitment and hiring of our new CEO ($1.0 million), expenses related to advertising and public relations ($0.8 million), increased expenses in general and administrative expenses mainly to support commercialization activities in the U.S. ($0.7 million), partially offset by decreased expenses for our foreign subsidiaries ($0.5 million). Selling, general and administrative expenses increased to $18.9 million for the six months ended June 30, 2003 from $7.2 million for the same period in the prior year. The $11.7 million increase is mainly attributable to the increase in headcount in our U.S. sales and marketing group ($3.9 million), expenses related to U.S. physician training and strategic reimbursement expenditures ($3.7 million), expenses related to advertising and public relations ($2.0 million), increased general and administrative expenses mainly to support commercialization activities in the U.S. ($1.7 million) and expenses related to the recruitment and hiring of our new CEO ($1.0 million), partially offset by decreased expenses for our foreign subsidiaries ($0.6 million). Although we are continuing to market Essure outside of the U.S., we will focus most of our resources in developing the U.S. market. We expect domestic sales and marketing expenditures for the remaining quarters of fiscal 2003 to be consistent with or lower than that of the second quarter of fiscal 2003, as much of the upfront advertising agency expenses have been incurred and we expect a lowering of physician training costs due to the one-on-one training sessions.

Net interest and other income were $0.2 million and $0.4 million for the three and six months ended June 30, 2003 which represented interest earned on excess cash invested. Net interest and other income was $0.2 million for the three months ending June 30, 2002. For the six months ending June 30, 2002, net interest and other expense was $12,000 which included a one-time settlement charge in connection with a 1997 distribution agreement related to our discontinued products and foreign currency loss offset by interest earned on excess cash invested.

We have experienced significant operating losses since inception and, as of June 30, 2003, had an accumulated deficit of $139.3 million. We expect our operating losses to continue at least through 2003 as we continue to expend substantial resources in the selling and marketing of Essure in the United States and the international markets. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.

Liquidity and Capital Resources

At June 30, 2003, cash, cash equivalents, and short-term investments were $50.4 million, compared with $70.7 million at December 31, 2002. The decrease is due to $20.5 million of cash used in operating activities and $0.4 million of capital expenditures, offset by $0.5 million of cash received from the exercise of stock options, and $0.1 million of cash due to the effect of exchange rate changes on cash.

Net cash used in operating activities was $20.5 million in the six months ending June 30, 2003, primarily as a result of our sales, marketing and physician training efforts related to the commercialization of Essure in the United States. Net cash used in operating activities for the same period prior year was $12.6 million, primarily related to commercialization of Essure in Australia and Europe, payments related to our clinical trials, and scale-up of our manufacturing and quality operations in order to transition to commercial scale manufacturing.

Net cash provided by investing activities was $4.6 million in the six months ending June 30, 2003, primarily consisting of net maturities of short-term investments of $5.0 million, partly offset by purchases of capital equipment of $0.4 million. Net cash used in investing activities was $4.8 million for the same period in the prior year, primarily due to net purchases of short-term investments of $4.0 million and purchases of capital equipment of $0.8 million to expand our manufacturing operations and fund leasehold improvements.

Net cash provided by financing activities was $0.5 million in the six months ending June 30, 2003, from the exercise of stock options. Net cash provided by financing activities was $67.1 million for the same period in the prior year, which represents net proceeds of $66.8 million received from the follow-on public offering completed in June 2002 and $0.3 million from the exercise of stock options.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We do not expect the adoption of SFAS No. 150 to have a significant impact on our financial position or results of operations.

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

We have a limited history of operation with Essure and have incurred significant operating losses since our inception in 1992, including operating losses of $10.7 million and $21.9 in the three and six months ended June 30, 2003, $33.1 million in fiscal 2002, $18.8 million in fiscal 2001, and $15.8 million in 2000. We expect to continue to incur significant operating expenses and net losses as we continue to expand sales and marketing efforts in the United States. Our net losses may continue to increase until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

The Pivotal trial of Essure was designed to support a PMA application and to have five years of post-market follow-up. In addition, patients in the Phase II study will be followed to five years. The long-term results of using Essure will not be available for several years. If long-term studies or clinical experience indicate that Essure is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

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

The FDA and certain foreign regulatory authorities impose numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the FDA specifically approves the device. We will be required to adhere to applicable FDA regulations, such as the Quality System Regulation, and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with the Quality System Regulation and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, and by comparable agencies in other countries. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution, any of which could negatively impact our business.

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

Our ability to compete effectively will depend substantially on our ability to develop and maintain proprietary aspects of our technology. Our issued patents, any future patents that may be issued as a result of our United States or foreign patent applications, or the patents under which we have license rights may not offer any degree of protection against competitive products. Any patents that may be issued or licensed to us, or any of our patent applications could be challenged, invalidated or circumvented in the future.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office, to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us, and significant diversion of effort by our technical and management personnel.

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

We filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. We subsequently amended our lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge us with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion filed a separate action, in the same court, charging us with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” We have denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed and is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. While we believe that we will prevail in the above litigations, if we do not, Ovion may be able to obtain damages against us and/or obtain an injunction against the Essure device. If Ovion were successful, there is no guarantee that we could negotiate a suitable arrangement with it to acquire rights under its patents.

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

In order to market, sell and distribute Essure, we will need to continue to develop a sales force and marketing group with relevant experience and enter into additional arrangements with third parties to distribute Essure. Developing a marketing and sales force is expensive and time consuming and could delay our product launch in new geographic areas. If we fail to establish adequate marketing and sales capabilities or enter into successful distribution arrangements with third parties, we may be unable to commercialize Essure successfully.

If we fail to manage our expansion, our business could be impaired.

Our number of employees has increased to 178 on June 30, 2003 from 138 on June 30, 2002. The growth that we have experienced, and in the future may experience, provides challenges to our organization. Although we have no current plans to do so, we may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business. If we fail to manage our growth and expansion, our business could be impaired.

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

We depend upon outside suppliers for raw materials and finished goods.

We purchase both raw materials used in our products and finished goods from various suppliers. These firms may not continue to supply us with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could delay commercialization of Essure, particularly as we scale up our manufacturing activities in support of United States and international commercial sales of Essure.

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

We are aware of companies that are in earlier stages of development for non-incisional permanent contraception devices, and other companies may develop products that could compete with Essure. We also compete with other companies for clinical sites at which to conduct trials. Competitive factors may render Essure obsolete or noncompetitive or reduce demand for Essure.

If we experience difficulties in our sales and operations, our financial condition will be harmed.

Our financial condition is highly dependent on the sale of Essure in the United States, Australia, Europe and other countries. If we experience difficulties in our domestic and international sales and operations, our business will suffer and our financial condition will be harmed. Our domestic and/or international operations and sales are subject to a number of risks, including:

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

Foreign Currency Exchange Risk:    Our expenses, except for those related to Europe and Australia, were denominated in United States dollars. Our revenues, 25% and 100% of which were in foreign currencies in the three months ended June 30, 2003 and 2002, respectively, and 29% and 100% for the six months ended June 30, 2003, respectively, were immaterial in relation to our overall financial position. As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. As of June 30, 2003, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit seeks a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. We subsequently amended our lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it does not intend to charge us with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion filed a separate action, in the same court, charging us with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” We have denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed and is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. While we believe that we will prevail in the above litigations, if we do not, Ovion may be able to obtain damages against us and/or obtain an injunction against the Essure device. If Ovion were successful, there is no guarantee that we could negotiate a suitable arrangement with it to acquire rights under its patents. We believe that the complaint is without merit and the outcome will not have a material effect on our financial position, results of operations or cash flows. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flow.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2003 Annual Stockholders’ Meeting was held on June 10, 2003 and the following votes were obtained, approving all matters proposed to stockholders:

Proposal 1	Required Vote	Votes for Nominee	Votes Withheld
Nomination of Directors	Plurality of votes cast
— Florence Comite		17,616,261	765,534
— Sanford Fitch		9,176,982	9,204,813
— Kathryn A. Tunstall		17,376,086	1,005,709

Proposal 2	Required Vote	For	Against	Abstain
Selection of PricewaterhouseCoopers LLP as Independent Accountants for the fiscal year ending December 31, 2003	Majority of votes cast	17,589,834	779,825	12,136

Proposal 3	Required Vote	For	Against	Abstain
Proposal to adopt the Second Amended and Restated 2001 Equity Incentive Plan	Majority of votes cast	15,958,091	2,389,222	34,482

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

On April 18, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it had issued a press release announcing that Mark M. Sieczkarek had been appointed president and chief executive officer and a member of the board of directors, effective immediately.

On May 8, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing financial results for the three financial quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By:	/s/ GLEN K. FURUTA
Glen K. Furuta Vice President, Finance and Administration and Chief Financial Officer

Date: August 14, 2003