Form 10-Q
period 2003-09-30
CONCEPTUS INC
filed 2003-11-14
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2003

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

As of October 31, 2003, 21,715,758 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended September 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$40,748	$59,673
Short-term investments	999	10,992
Restricted cash	69	69
Accounts receivable, net	1,390	581
Inventories, net	2,521	2,524
Other current assets	914	797

Total current assets	46,641	74,636

Property and equipment, net	2,064	2,474
Other assets	117	185

Total assets	$48,822	$77,295

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,913	$3,148
Clinical trial liabilities	79	182
Accrued compensation	2,843	2,614
Other accrued liabilities	959	420

Total current liabilities	6,794	6,364

Long-term clinical trial liabilities	201	217

Commitments and Contingencies (Notes 5 and 10)

Total liabilities	6,995	6,581

Stockholders’ equity:
Common stock and additional paid-in capital	190,088	188,435
Accumulated other comprehensive income	18	11
Accumulated deficit	(148,279)	(117,732)

Total stockholders’ equity	41,827	70,714

Total liabilities and stockholders’ equity	$48,822	$77,295

The accompanying notes are an integral part of these condensed consolidated financial statements

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$2,252	$481	$5,446	$1,185

Cost of goods sold	1,809	845	4,725	2,484

Gross profit (loss)	443	(364)	721	(1,299)

Operating expenses:
Research and development	1,521	2,170	4,788	6,500
Selling, general and administrative	7,995	5,972	26,944	13,207

Total operating expenses	9,516	8,142	31,732	19,707

Operating loss	(9,073)	(8,506)	(31,011)	(21,006)

Interest and other income, net	97	359	464	347

Net loss	$(8,976)	$(8,147)	$(30,547)	$(20,659)

Basic and diluted net loss per share	$(0.41)	$(0.38)	$(1.42)	$(1.14)

Weighted-average shares used in computing basic and diluted net loss per share	21,635	21,220	21,506	18,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(30,547)	$(20,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	852
Stock compensation expense	502	93
Allowance for doubtful accounts	66	29
Provision for excess and obsolete inventories	(60)	80
Changes in operating assets and liabilities:
Accounts receivable	(871)	(291)
Inventories	51	(766)
Other current assets	(101)	(216)
Other assets	68	(36)
Accounts payable	(274)	(276)
Other accrued liabilities	719	(524)
Clinical trial liabilities	(119)	410

Net cash used in operating activities	(29,536)	(21,304)

Cash flows from investing activities
Purchase of investments	(6,988)	(9,927)
Maturities of investments	16,981	6,939
Capital expenditures	(621)	(1,574)

Net cash provided by (used in) investing activities	9,372	(4,562)

Cash flows from financing activities
Proceeds from issuance of common stock, net	1,152	69,611

Net cash provided by financing activities	1,152	69,611

Effect of exchange rate changes on cash	87	20

Net increase (decrease) in cash and cash equivalents	(18,925)	43,765

Cash and cash equivalents at beginning of period	59,673	33,734

Cash and cash equivalents at end of period	$40,748	$77,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCEPTUS, INC

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

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for Conceptus, Inc. (the “Company”) for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 may not necessarily be indicative of the operating results for the full 2003 fiscal year or any other future interim periods.

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

3. Inventories, net

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$767	$867
Work-in-process	1,041	442
Finished goods	713	1,215

Total	$2,521	$2,524

CONCEPTUS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

4. Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon the Company’s historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the statement of operations as cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2003 follows (in thousands):

Warranty accrual at January 1, 2003	$28
Accruals for warranties issued during the period	121
Settlements made in kind during the period	(66)

Warranty accrual at September 30, 2003	$83

5. Commitments

The Company leases its current operating facilities under an operating lease. In August 2003, the Company extended its lease for its facilities in San Carlos. The lease term of this facility, which ends in December 31, 2003, was amended and extended until December 31, 2004.

In addition, the Company has an operating lease on an additional facility, which expires December 31, 2003. The Company exercised its option on the lease to extend the current lease until December 31, 2005.

Future minimum lease payments under current operating leases are summarized as follows (in thousands):

Fiscal Year
2004	$518
2005	$280

Total minimum rental commitment	$798

6. Stock-based compensation

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Stock-based employee compensation expense of $218,000 and $0 is included in the net loss as reported during the nine months ended September 30, 2003 and 2002, respectively.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(8,976)	$(8,147)	$(30,547)	$(20,659)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,425)	(1,416)	(4,779)	(4,235)

Pro forma net loss	$(10,401)	$(9,563)	$(35,326)	$(24,894)

Basic and diluted net loss per share
As reported	$(0.41)	$(0.38)	$(1.42)	$(1.14)
Pro forma	$(0.48)	$(0.45)	$(1.64)	$(1.37)

CONCEPTUS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

The Company has adopted the disclosure only provisions of SFAS No. 123. The Company calculated the fair value of each option on the date of grant using the fair value method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.38%	2.34%	2.38%	2.34%
Expected life (in years)	4	4	4	4
Expected volatility factor	86%	111%	86%	111%
Dividend yield	—	—	—	—

To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of Employee Stock Purchase Plan (“ESPP”) issuances, which are included in the pro forma totals above.

The fair value of the ESPP issuances is calculated at each reporting date using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	0.9%	1.04%	0.9%	1.04%
Expected life (in years)	1	1	1	1
Expected volatility factor	58%	53%	58%	53%
Dividend yield	—	—	—	—

The weighted-average fair value per share of options granted was $7.84 and $11.97 respectively, for the nine months ended September 30, 2003 and 2002.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was $284,000 and $93,000 for the nine-month period ended September 30, 2003 and 2002, respectively.

CONCEPTUS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

The fair value of the stock options granted is calculated at each reporting date using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	4.31%	4.17%	4.31%	4.17%
Expected life (in years)	10	10	10	10
Expected volatility factor	137%	146%	137%	146%
Dividend yield	—	—	—	—

7. Computation of Net Loss Per Share

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

During all periods presented, the Company had securities outstanding, which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of options to purchase 4,375,730 and 3,437,134 shares of common stock as of September 30, 2003 and September 30, 2002, respectively.

8. Comprehensive Loss

Total comprehensive loss for the nine months ended September 30, 2003 consisted of unrealized foreign currency translation gains of $18,000 and net loss of $30,547,000, as unrealized gains and losses on available-for-sale securities were immaterial. Total comprehensive loss for the three months ended September 30, 2003 consisted of unrealized foreign currency losses of $12,000 and net loss of $8,976,000, as unrealized gains and losses on available-for-sale securities were immaterial. For the nine and three months ended September 30, 2002, total comprehensive loss approximates net loss as unrealized gains and losses on available-for-sale securities were immaterial.

9. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, ”Revenue Arrangements with Multiple Deliverables.”

EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial position or on our results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October

CONCEPTUS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. We must apply FIN 46 no later than the first reporting period ending after December 15, 2003. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or on our results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or on our results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a significant impact on the Company’s consolidated financial position or on its results of operations.

10. Subsequent Event

In April 2002, the Company filed a lawsuit in United States District Court for the Northern District of California against Ovion Inc. (“Ovion”) seeking a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the Patent and Trade Office (“PTO”). The Company subsequently amended its lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. On August 13, 2002, Ovion filed a separate action, in the same court, charging the Company with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” The Company denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed and is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO.

On October 23, 2003, the Company entered into a settlement agreement with Ovion to settle the above mentioned patent litigation matters. Pursuant to the settlement agreement, the Company received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provides for a cash payment of $2,000,000 as a prepaid royalty in the fourth quarter of 2003, which shall be applied against future royalties to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75,000,000 for a period of ten years. In addition, the settlement agreement provides for a license fee of

CONCEPTUS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

$2,000,000 of the Company’s common stock payable in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to the Company’s intellectual property pursuant to the settlement agreement. The settlement agreement was subject to approval by the court, which was obtained on November 6, 2003.

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

We believe that Essure represents an attractive, less invasive, alternative to tubal ligation for women seeking permanent birth control. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure placement procedure does not require cutting or penetrating the abdomen, which is expected to lower the likelihood of post-operative pain due to the incisions/punctures, and is typically performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of Essure, the total procedure time-averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-inserts. Patients in the trial were typically released approximately 45 minutes after the Essure placement procedure. No overnight hospital stay is required. Furthermore, Essure is effective without drugs or hormones.

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

In July 2003, we announced introduction of a new delivery catheter for the Essure system, the “coil catheter,” in the United States, Australia and Canada. A clinical study, performed in Australia, demonstrated a higher placement rate with the coil catheter than with the previous delivery catheter. In the clinical study, 101 of 103 patients achieved bilateral placement. These placements were performed by 5 investigators, most of whom had extensive experience with Essure. This translates to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. The Essure system will be marketed with this new claim in Australia, Canada and, once approved, in the European Union. Any claim in the United States that would change the 86% first procedure bilateral placement rate, which was based on the original delivery catheter studies in the Pivotal Trial, would be subject to approval by the FDA. We expect to perform additional clinical evaluations, in the course of the existing U.S. Post Approval Study, before seeking approval of the claim in the United States.

As of October 2003, we have accumulated enough clinical data to file a PMA supplement to obtain approval on a three-year effectiveness claim.

In an effort to expand our business rapidly and effectively, we have established strategic partnerships with other companies. On October 30, 2003, we announced the signing of an exclusive co-promotion agreement with GYNECARE Worldwide division of ETHICON, INC., involving Conceptus’ Essure non-incisional permanent birth control procedure and the GYNECARE THERMACHOICE* Uterine Balloon Therapy System, a treatment for menorrhagia (heavy menstrual bleeding) in pre-menopausal women. As part of the agreement, we will be required to file Supplements to our PMA seeking FDA approval for marketing and labeling claims regarding compatibility of Essure and the ThermaChoice device and treatment in the same patient. In addition to our existing sales and training team, we will also hire and train a group of physician consultants to become preceptors in the Essure procedure. If the FDA approves the supplement to our PMA, our physician preceptors will train ThermaChoice physician users in the Essure procedure over a two- year period. We intend to train the physician preceptors and the GYNECARE sales team prior to FDA approval of our PMA supplement.

As of September 30, 2003, 632 doctors had performed Essure procedures, and we expect to have more than 700 such doctors by the end of 2003. We believe the co-promotional agreement will enable us to increase the rate of physician training and increase awareness of Essure in the Ob/Gyn community.

With regards to reimbursement, we have been working diligently with third-party payors to make sure they understand the benefits of Essure. To date, United States physicians and facilities using Essure have been reimbursed for the procedure under existing Current Procedural Terminology, or CPT codes. However, as is typical with any new medical procedure, the reimbursement process could be lengthy and difficult.

With regards to our ongoing patent litigation matter, on October 23, 2003, the Company entered into a settlement agreement with Ovion to settle the above mentioned patent litigation matters. Pursuant to the settlement agreement, the Company received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provides for a cash payment of $2.0 million as a prepaid royalty in the fourth quarter of 2003, which shall be applied against future royalties to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of ten years. In addition, the settlement agreement provides for a license fee of $2.0 million of the Company’s common stock payable in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to the Company’s intellectual property pursuant to the settlement agreement. The settlement agreement was subject to approval by the court, which was obtained on November 6, 2003.

Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which Essure gains market acceptance domestically and internationally, the rate of product adoption by doctors and patients, obtaining government and third-party reimbursement, the rate at which we train United States physicians, the introduction of competitive products and other factors discussed in this Form 10-Q.

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

Results of Operations – Three and Nine Months Ended September 30, 2003 and 2002

Net sales were $2.3 million for the three months ended September 30, 2003 as compared to $0.5 million for the three months ended September 30, 2002. Net sales for the nine months ended September 30, 2003 were $5.4 million as compared to $1.2 million for the same period in the prior year. The increase in net sales is due to our effort in commercializing Essure in the United States. We expect net sales for the fourth quarter of 2003 to increase slightly as compared to the third quarter of 2003. For the three months ended September 30, 2003, no single customer accounted for more than 10% of net sales. For the same period in 2002, three distributors accounted for 43%, 24% and 11% of our net sales. For the nine months ending September 30, 2003, no single customer accounted for more than 10% of net sales. For the same period in 2002, three distributors accounted for 41%, 17%, and 13% of our net sales. At September 30, 2003, no single customer accounted for more than 10% of the total net accounts receivable outstanding. At December 31, 2002, three customers accounted for 25%, 24% and 22% of the outstanding accounts receivable.

Net product sales by geographic region as a percentage of net sales for the three and nine months ending September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States of America	80%	—%	75%	—%
Europe	11	57	15	50
Australia	8	43	9	43
Other	1	—	1	7

Cost of goods sold for the three and nine months ended September 30, 2003 were $1.8 million and $4.7 million, respectively, as compared to $0.8 million, and $2.5 million for the same periods in the prior year. The increase is primarily due to higher sales volume. We attained positive gross margin beginning in March of 2003 and we expect to maintain positive margins through the end of 2003. Cost of goods sold for the three and nine months ended September 30, 2002 represented the costs of early stage product introduction and limited production volumes.

Research and development expenses, which include expenses related to product development, clinical research and regulatory affairs, decreased to $1.5 million for the three months ended September 30, 2003 from $2.2 million for the same period in the prior year. The $0.7 million decrease is mainly attributable to a decrease in product development ($0.5 million), decrease in regulatory affairs ($0.1 million) and a decrease in clinical research ($0.1 million).

Research and development expenses decreased to $4.8 million for the nine months ended September 30, 2003 from $6.5 million for the same prior-year period. The $1.7 million decrease is mainly attributable to a decrease in product development ($1.2 million) and a decrease in clinical research ($0.5 million). We expect research and development expenses to be relatively flat for the remaining quarter of fiscal 2003.

Selling, general and administrative expenses increased to $8.0 million for the three months ended September 30, 2003 from $6.0 million for the same period in the prior year. The $2.0 million increase is mainly attributable to legal and consulting expenses related to the Ovion lawsuit ($0.8 million), and selling, training and administrative support expenses related to developing the U.S. Market ($2.1 million), partially offset by decreased expense for our foreign subsidiaries ($0.9 million).

Selling, general and administrative expenses increased to $26.9 million for the nine months ended September 30, 2003 from $13.2 million for the same period in the prior year. The $13.7 million increase is mainly attributable to the increase in expenses related to U.S. physician training and strategic reimbursement expenditures ($4.4 million), increase in payroll related expense in our U.S. sales and marketing group ($3.1 million), increased general and administrative expenses mainly to support commercialization activities in the U.S. ($2.4 million), expenses related to advertising and public relations ($2.1 million), expenses related to legal fees mainly attributable to the Ovion lawsuit ($1.8 million), and expenses related to the hiring and relocation of our new chief executive officer ($1.4 million), partially offset by decreased expenses for our foreign subsidiaries ($1.5 million).

Although we are continuing to market Essure outside of the U.S., we will focus most of our resources in developing the U.S. market. We expect domestic sales and marketing expenditures for the fourth quarter of fiscal 2003 to be consistent with or lower than that of the third quarter of fiscal 2003.

Net interest and other income were $0.1 million and $0.5 million for the three and nine months ended September 30, 2003, which represented interest earned on excess cash invested. Net interest and other income was $0.4 million for the three months ended September 30, 2002. For the nine months ending September 30, 2002, net interest and other income was $0.3 million which included a one-time settlement charge in connection with a 1997 distribution agreement related to our discontinued products and foreign currency loss offset by interest earned on excess cash invested.

We have experienced significant operating losses since inception and, as of September 30, 2003, had an accumulated deficit of $148.3 million. We expect our operating losses to continue at least through 2004 as we continue to expend substantial resources in the selling and marketing of Essure in the United States. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.

Liquidity and Capital Resources

At September 30, 2003, cash, cash equivalents, and short-term investments were $41.7 million, compared with $70.7 million at December 31, 2002. The decrease is due to $29.5 million of cash used in operating activities and $0.6 million of capital expenditures, offset by $1.2 million of cash received from the exercise of stock options and $0.1 million of cash due to the effect of exchange rate changes on cash.

Net cash used in operating activities was $29.5 million in the nine months ending September 30, 2003, primarily as a result of our net loss of $30.5 million and the effect of changes in assets and liabilities of $0.5 million, adjusted for non-cash items of $1.5 million. The effect of changes in assets and liabilities resulted primarily from an increase in accounts receivable of $0.9 million, a decrease of accounts payable of $0.3 million, offset by an increase in other accrued liabilities of $0.8 million. The net cash used in operating activities primarily related to our sales, marketing and physician training efforts related to the commercialization of Essure in the United States.

Net cash used in operating activities was $21.3 million in the nine months ending September 30, 2002, primarily as a result of our net loss of $20.7 million and the effect of changes in assets and liabilities of $1.7 million, adjusted for non-cash items of $1.1 million. The effect of changes in assets and liabilities resulted primarily from an increase in inventories of $0.8 million, a decrease in other accrued liabilities of $0.5 million, an increase in accounts receivable of $0.3 million, a decrease in accounts payable of $0.3 million, an increase in other current assets of $0.2 million, offset by an increase of $0.4 million in clinical trial liabilities. The net cash used in operating activities primarily related to commercialization of Essure in Australia and Europe, payments related to our clinical trials, scale-up of our manufacturing and quality operations in order to transition to commercial scale manufacturing and sales and marketing efforts.

Net cash provided by investing activities was $9.4 million in the nine months ending September 30, 2003, primarily consisting of net maturities of short-term investments of $10.0 million, partly offset by purchases of capital equipment of $0.6 million. Net cash used in investing activities was $4.6 million for the same period in the prior year, primarily due to net purchases of short-term investments of $3.0 million and purchases of capital equipment of $1.6 million to expand our manufacturing operations and fund leasehold improvements.

Net cash provided by financing activities was $1.2 million in the nine months ending September 30, 2003, from the exercise of stock options. Net cash provided by financing activities was $69.6 million for the same period in the prior year, which represents net proceeds of $66.8 million received from the follow-on public offering completed in June 2002, $2.0 million from the exercise in July 2002 of the over-allotment option and $0.8 million from the exercise of stock options.

Our operating facilities are located in in San Carlos, California. In August 2003, we extended our lease for our facilities in San Carlos. The lease term of this facility, which ends in December 31, 2003, was amended and extended until December 31, 2004. In addition, the Company has an operating lease on an additional facility, which expires December 31, 2003. The Company exercised its option on the lease to extend the current lease until December 31, 2005. A summary of our future minimum commitments under this lease is presented in Note 5 – “Commitments” in the Notes to Condensed Consolidated Financial Statements.

We expect to have negative cash flows from operations into at least 2004 and we estimate that our existing capital resources will be sufficient to meet our cash requirements beyond the next 12 months. The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of product adoption by doctors and patients; and

•	the insurance payor community’s acceptance of and reimbursement for the Essure procedure.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial position or on our results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. We must apply FIN 46 no later than the first reporting period ending after December 15, 2003. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or on our results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees,

Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or on our results of operations.

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

We have a limited history of operation with Essure and have incurred significant operating losses since our inception in 1992, including operating losses of $9.1 million and $31.0 million in the three and nine months ended September 30, 2003, respectively, $33.1 million in fiscal 2002, $18.8 million in fiscal 2001, and $15.8 million in 2000. We expect to continue to incur significant operating expenses and net losses as we continue to expand sales and marketing efforts in the United States. Our net losses may continue to increase until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Market acceptance of Essure in the United States and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement. Availability of continued reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We do not know whether reimbursement for our product will continue to be available in the United States or in international markets under either government or private reimbursement systems, or whether physicians will support and advocate reimbursement for use of our product for all indications intended by us. Large-scale market acceptance of Essure will depend on the availability and level of reimbursement in the United States and targeted international markets. We may be unable to obtain or maintain reimbursement in any country within a particular time frame, for a particular amount, or at all, which would limit our future product revenues and delay or prevent our profitability.

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

We have been and may in the future be a party to patent litigation, which could be expensive and divert our management’s attention.

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

An adverse determination in litigation or interference proceedings to which we are or may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. In other cases, we may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling Essure.

During 2002, a third party, Ovion, Inc., brought to our attention two patents and certain claims from a pending patent application owned by it. Ovion indicated it believed that the claims of its patent and application cover Essure and its use. Because we believe that some or all of Ovion’s claims should be included within our own patents, we requested that the PTO declare at least one interference. Interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for our product before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in Ovion’s patent that cover Essure. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO.

We filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit sought a declaration that Essure does not infringe Ovion’s United

States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. We subsequently amended our lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it did not intend to charge us with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion filed a separate action, in the same court, charging us with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” We denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed and is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO.

On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provides for a cash payment of $2.0 million as a prepaid royalty in the fourth quarter of 2003, which shall be applied against future royalties to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of ten years. In addition, the settlement agreement provides for a license fee of $2.0 million of the Company’s common stock payable in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to the Company’s intellectual property pursuant to the settlement agreement. The settlement agreement was subject to approval by the court, which was obtained on November 6, 2003. While the Ovion litigation has been settled, we are pursuing our PTO interference proceedings.

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

Our Co-Promotion Agreement with GYNECARE may not be Successful

On October 30, 2003, we announced the signing of an exclusive co-promotion agreement with GYNECARE for marketing Essure in the U.S. in combination with GYNECARE’S Thermachoice endometrial ablation product. Before joint marketing may begin however, the FDA must approve supplements to our PMA regarding marketing and labeling claims of the compatability of the Essure and ThermaChoice device and treatment in the same patient. In addition, assuming the PMA supplements are approved by the FDA, the success of the joint marketing campaign will depend upon the effectiveness of our GYNECARE salesforce training programs, market demand for our Essure device in conjunction with the Thermachoice treatment and the efforts and commitment of GYNECARE to this new program.

We have limited sales and marketing experience and minimal distribution capabilities, and if we are unable to develop our sales and marketing capabilities or enter into appropriate distribution agreements, we may be unsuccessful in commercializing Essure.

In order to market, sell and distribute Essure, we will need to maintain and continue to develop a sales force and marketing group with relevant experience and enter into additional arrangements with third parties to distribute Essure. Developing a marketing and sales force is expensive and time consuming and could delay our product launch in new geographic areas. If we fail to establish adequate marketing and sales capabilities or enter into successful distribution arrangements with third parties, we may be unable to commercialize Essure successfully.

If we fail to manage our expansion, our business could be impaired.

Our number of employees has increased to 177 on September 30, 2003 from 169 on September 30, 2002. Although we have only experienced limited growth in the past year, we may in the future experience rapid growth that provides challenges to our organization. Although we have no current plans to do so, we may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business. If we fail to manage our growth and expansion, our business could be impaired.

We have limited experience in manufacturing Essure in commercial quantities.

We plan to transition internal manufacturing operations to third-party manufacturers to manufacture certain processes and assemblies of the product. We have identified various candidates that we believe could adequately produce Essure with the appropriate quality level and in sufficient volumes. However, third-party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliance with FDA or other health authority requirements. We and/or our future third-party manufacturers may encounter manufacturing difficulties, which could negatively impact or delay commercialization of Essure.

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

Foreign Currency Exchange Risk: Our expenses, except for those related to Europe and Australia, were denominated in United States dollars. Our revenues, 20% and 100% of which were in foreign currencies in the three months ended September 30, 2003 and 2002, respectively, and 25% and 100% for the nine months ended September 30, 2003, respectively, were immaterial in relation to our overall financial position. As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. As of September 30, 2003, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2003, the end of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We filed a lawsuit in United States District Court for the Northern District of California on April 23, 2002 against Ovion. The lawsuit sought a declaration that Essure does not infringe Ovion’s United States Patent No. 6,096,052 and that the patent is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO. We subsequently amended our lawsuit to include charges of false advertising, trade libel, unfair competition, unjust enrichment and constructive trust against Ovion and its principals Jeffrey Callister and William S. Tremulis. During an October 28, 2002 hearing before the court, Ovion stated that it did not intend to charge us with infringement of United States Patent 6,096,052. However, on August 13, 2002, Ovion filed a separate action, in the same court, charging us with infringement of a related patent, United States Patent No. 6,432,116 entitled “Occluding Device and Method of Use.” We denied infringement and filed a Declaratory Judgment counterclaim, seeking a declaration that United States Patent No. 6,432,116 is not infringed and is invalid and unenforceable due to Ovion’s inequitable conduct before the PTO.

On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provides for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of ten years. In addition, the settlement agreement provides for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million of our common stock payable in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement is subject to approval by the court, which was obtained on November 6, 2003.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description
10.34	Amended Letter Agreement by and between the Company and Mark Sieczkarek, dated July 25, 2003.

10.35	Fifth Amendment to Lease Agreement with Three Sisters Ranch Enterprises

10.36	Offer and Acceptance of Lease Extension with Dani Investment Partners

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On July 21, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it issued a press release announcing the introduction of a new delivery catheter for the Essure System, the “coil catheter,” in the United States, Australia and Canada.

On July 29, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) and Item 12 (“Disclosure of Results of Operations and Financial Condition”) reporting that it had issued a press release announcing certain financial results for the financial quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By:	/s/ GLEN K. FURUTA
Glen K. Furuta
Vice President, Finance and Administration and Chief Financial Officer

Date:    November 14, 2003