Form 10-K
period 2003-12-31
CONCEPTUS INC
filed 2004-03-15
CIK 896778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27596

Conceptus, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3170244 (I.R.S. Employer Identification No.)

1021 Howard Avenue

San Carlos, CA 94070
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(650) 628-4700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.003 par value per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting stock held by nonaffiliates of the Registrant based on the closing sale price of the Registrant’s Common Stock on the Nasdaq National Market on June 30, 2003 was approximately $146,150,602 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 24,933,859 shares of Registrant’s Common Stock issued and outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2003

      The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This annual report on Form 10-K, and in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words “believes,” “anticipates,” “intends,” “expects,” “plans,” “seeks” and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source supplies, third party manufacturers and co-marketers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-K. These factors are discussed in more detail below. Given these uncertainties, persons evaluating our business are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Market, Ranking and Other Data

      This Form 10-K contains various estimates related to the women’s healthcare, contraception and medical device markets. These estimates have been included in studies published by government agencies and market research firms and our estimates are based on management’s knowledge and experience in the markets in which we operate. These estimates have been produced by industry analysts based on trends to date, their knowledge of technologies and markets, and customer research, but these are forecasts only and are thus subject to inherent uncertainty. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

PART I

Item 1.	Business

Overview

      We develop, manufacture and market EssureTM, an innovative and proprietary non-incisional permanent birth control device for women which was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration, or FDA. Essure is a soft and flexible micro-insert delivered into a woman’s fallopian tubes designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. Based on clinical trial data filed with the FDA in October 2002, Essure has been demonstrated to be 99.8% effective at two years of follow-up. As of November 2003, we have accumulated sufficient patient follow-up data from the Phase II and Pivotal clinical trials for a three-year effectiveness claim and have filed a PMA supplement with the FDA for a three-year effectiveness claim consistent with the one and two-year claim.

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

      We believe Essure also appeals to women who have completed childbearing but who are using either temporary birth control methods or no birth control method. A woman’s tolerance to wearing Essure was ascertained in our Phase II clinical study follow-up to four years and has been rated as “good” to “excellent” in 99% of women at all visits to November 2003. Among women from our Pivotal trial who have worn the micro-inserts for up to three years, at least 97% rated their comfort with Essure as “good” to “excellent” at visits conducted to November 2003. Satisfaction was rated “somewhat” to “very satisfied” in at least 98% of visits through two years. At three-year follow-up (reporting as of November 2003), 92% of women rated their overall satisfaction as somewhat to very satisfied. Excluding the day of the Essure placement procedure, 92% of the patients in the Pivotal trial who were employed returned to work in one day or less. The safety and recovery profile of Essure is one of the reasons that we believe it may be a preferred alternative to currently available methods of permanent birth control.

      In early March 2004, Planned Parenthood Federation of America (PPFA) approved Essure for use in qualifying Planned Parenthood Affiliates across the United States. PPFA has nearly 900 clinics under 123 PPFA affiliates that serve nearly 5 million people a year. PPFA tested the Essure procedure in clinics in Oregon and Pennsylvania, evaluating the ability of a typical clinic setting to successfully offer the procedure. Standards for the use of Essure in PPFA affiliates were then developed along with guidelines for the introduction of the procedure into Planned Parenthood clinic settings. We believe that PPFA’s thorough evaluation demonstrated that Essure can safely and effectively be offered in a clinic setting and this approval is of vital importance to our goal of making sure all women have access to Essure, including those who do not have private insurance coverage.

      We believe that physicians are receptive to Essure because it is a less invasive permanent birth control option to offer their patients. We also believe physicians find the Essure procedure relatively easy to perform after completing our training program. We believe hospitals are able to utilize their facilities more cost effectively with the Essure placement procedure compared with tubal ligation. We expect payors will continue to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. In addition, payors may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use Essure.

      Essure is currently being marketed in multiple countries. In November 2002, we received FDA approval to market Essure in the United States. In 2001, we were approved to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, Essure was listed with Australia’s Therapeutic Goods Administration, or the TGA, which allowed us to market and sell Essure in Australia. In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001. We also have distributors in Singapore, Indonesia, Morocco and Turkey.

      In order to focus our resources domestically, in January 2004, we have completed the sale of our wholly owned French subsidiary for a nominal amount to an investor group comprised of our former French management team and signed a long-term exclusive distribution agreement for Essure with the acquiring group for the European, Middle East and African markets. The sale agreement includes a long-term call option that is intended to enable Conceptus to repurchase the French company at predetermine prices and time periods that are typical for a distribution company. The transaction did not have any material impact to our consolidated financial statements. We are also in the process of negotiating an asset sale agreement of our wholly owned Australian subsidiary to our Australian management team along with a long-term distribution agreement and a call option to repurchase the subsidiary. We expect to complete the agreement by the end of first quarter of 2004. Both agreements are meant to allow us to conserve our resources by eliminating the funding requirements of developing those markets so that we can focus on the more lucrative U.S. market.

      In order to further decrease our production costs and improve gross profit, we are in the process of transitioning our manufacturing operations to Venusa, a third party manufacturer located in Mexico. We are currently working with the FDA to obtain approval of Venusa’s facility, and we expect to receive approval by the end of the first quarter of 2004.

      We are attempting to introduce a novel product into the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. Our biggest challenge is to speed up the adoption process to make the Essure procedure the standard of care for permanent birth control.

      Our strategy in the near term is to focus on the earlier adopters who have already been trained by our professional education group. We intend to help those doctors to build their practices so that they will perform more Essure procedures on a monthly basis. We will increase our call frequency to those doctors by our field representatives, strengthen referral programs to get women who are interested in the Essure procedure to those doctors, and continue with our marketing programs to increase Essure awareness among women and the medical community. We have also build strategic alliances with other businesses to help to promote Essure and to train new doctors.

      Market acceptance of Essure will also depend in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to obtain reimbursement. We have made significant progress in 2003 by obtaining coverage for 59% of the total insured, non-Medicare United States of America population. We intend to continue with our effort to educate payors of the cost-effectiveness of our product and further established programs to help physicians in navigating reimbursement issues to facilitate the process.

      In March 2004, the American Medical Association accepted our application for a level one Current Procedural Terminology, or CPT, code, which may be effective as early as January 2005, subject to the completion of certain processes. Category I codes are reserved for those procedures that have demonstrated clinical efficacy, widespread use and have FDA approval. By having a CPT code specific to the Essure procedure, it is expected that coding for reimbursement will become considerably easier for doctors and facilities and that there will be fewer incidents of doctors being reimbursed incorrectly. We expect that the new code, once the process to establish it is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for Essure, and accelerate the coverage of Essure by private insurance companies and Medicaid.

      We have a limited history of operation and have incurred significant operating losses since our inception in 1992. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In February 2004, we completed a private placement of common stock to generate enough cash to help us to reach profitability. However, if our revenue growth does not materialize as planned, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

      We maintain two websites located at www.conceptus.com and www.essure.com. We make available free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Our Market

      A 1995 National Survey of Family Growth performed by the Centers for Disease Control and Prevention, or CDC, the most current available statistics on United States reproductive health, estimated that 64% of the 60.2 million United States women of reproductive age (15–44) use some form of birth control. The most common form of birth control in the United States according to this 1995 CDC survey was tubal ligation, followed by oral contraceptives, condom and vasectomy.

      According to the 1995 CDC survey, 39% of women who use any form of birth control rely on permanent birth control methods, such as tubal ligation and vasectomy. In 1971, vasectomy, a male sterilization procedure, outnumbered tubal ligation by more than three to one. As a result of the adoption of a less invasive laparoscopic procedure in 1971, tubal ligation procedures currently outnumber vasectomies by 75% annually. Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States, and the prevalence increases with age and number of children. Approximately 90% of United States women who have had tubal ligation have two or more children and 65% are between the ages of 35 and 44 at the time of procedure. Despite the decrease in vasectomies since 1971, we estimate that there are still approximately 400,000 vasectomy procedures performed each year in the United States.

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
Method:
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

Other Available Permanent Birth Control Methods

      Tubal Ligation. Tubal ligation is the most common form of birth control. It combines high effectiveness with no required user compliance and a very low risk of long-term side effects. However, the difficulty in accessing the fallopian tubes has made it necessary to perform incisional surgery. The two most common methods of tubal ligation are laparoscopic tubal ligation and tubal ligation performed by mini-laparotomy or laparotomy. Each method of tubal ligation has a one-year effectiveness rate of approximately 99.5%.

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

      In 1992, the CDC reported the result of a large, prospective trial conducted between 1978 and 1988 of women undergoing tubal ligation by either laparoscopy or laparotomy, and reported that major complications occurred in 1.6% to 5.7% of the cases, depending on the surgical approach. The most frequent major complication with laparoscopy was unintended major surgery due to unexpected bleeding, hematoma formation or stomach/bowel perforation. The major complications reported with laparotomy were fever morbidity and re-hospitalization due to pelvic abscess, pulmonary abscess, pulmonary embolus and bowel obstructions.

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

      In addition to the complications reported in the public research literature, a report entitled Summary of Safety and Effectiveness for the Filshie Clip PMA, which was prepared and distributed by the FDA, also noted the following complications: pelvic pain (35.7%), menstrual pattern changes (12.2%), back/shoulder pain (6.0%), nausea/vomiting (4.3%) and headache (3.0%).

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

      Other forms of temporary hormonal birth control include injectable hormones, such as Depo-Provera and Lunelle, implantable hormones, such as Implanon, vaginal rings, such as NuvaRing, and patches, such as OrthoEvra. All work to inhibit ovulation and/or inhibit sperm from entering the uterus. All have high effectiveness rates, but some, such as the ring and the patch, still require a high level of user compliance, and injectables require periodic re-injections. All have undesirable side effects, such as menstrual cycle changes, weight gain, headache, nausea and breast tenderness. Those containing estrogen, such as Lunelle, NuvaRing and OrthoEvra, may increase the risk of blood clots, heart attack and stroke.

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

      The Essure micro-insert is designed to be placed into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive tubal access delivery system. The delivery system is a disposable plastic handle with a thumb-wheel that is connected to our proprietary guidewire and catheter system. The micro-insert is constructed of medical grade materials, a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy, called Nitinol, and a layer of polyethylene terephthalate, or polyester fibers, wound between the inner and outer coils. All of these materials have been used in the body for a variety of different applications, including cardiovascular surgery, for many years. Nitinol, a shape-memory metal, has been used in cardiovascular and peripheral vascular stents. Polyester fiber, proven to promote tissue in-growth, has been used in a variety of other medical applications, including artificial heart valves and vascular grafts. Stainless steel has been used in numerous long-term medical applications. An Essure micro-insert is deployed into each of the woman’s fallopian tubes using a hysteroscope. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the micro-insert. When released, the micro-insert automatically expands to the contours of the fallopian tube. Over a three-month time frame, the polyester fibers within the micro-insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing pregnancy.

      On July 17, 2003, we announced introduction of a new delivery catheter for the Essure system, the “coil catheter,” in the United States, Australia and Canada. A clinical study, performed in Australia, demonstrated a higher placement rate with the coil catheter than with the previous delivery catheter. In the clinical study, 101 of 103 patients achieved bilateral placement. These placements were performed by 5 investigators, most of whom had extensive experience with Essure. This translates to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. The Essure system will be marketed with this new claim in Australia and, once approved, in Canada and the European Union. Any claim in the United States that would change the 86% first procedure bilateral placement rate, which was based on the original delivery catheter studies in the Pivotal Trial, would be subject to approval by the FDA. We expect to perform additional clinical evaluation, in the course of the existing U.S. Post Approval Study, before seeking approval of the claim in the United States.

      Based on clinical trial data filed with the FDA in October 2002, Essure has been demonstrated to be 99.8% effective at two years of follow-up. As of November 2003, we have accumulated sufficient patient follow-up data from the Phase II and Pivotal clinical trials for a three-year effectiveness claim and have filed a PMA supplement with the FDA for a three-year effectiveness claim consistent with the one and two-year claim.

      Essure has proven to have high patient satisfaction in our clinical trials. Clinical data submitted to FDA in our Annual Report to PMA shows that Phase II study patients’ tolerance to wearing Essure up to four years was rated as “good” to “excellent” in 99% of women at all visits to November 2003. Among women from our Pivotal trial who have worn the micro-inserts up to three years, at least 97% reported their comfort with Essure as “good” to “excellent” at all visits. Satisfaction was rated “somewhat” to “very satisfied” in at least 98% of visits through two years. At three-year follow-up (reporting as of November 2003), 92% of women reported their overall satisfaction as somewhat to very satisfied. Excluding the day of the Essure placement procedure, 92% of women in our clinical trials who were employed returned to work in one day or less.

      We did not perform a comparison to laparoscopic tubal ligation in our Pivotal trial. We believe, however, based on current data from our Pivotal trial and published reports on laparoscopic tubal ligation, that the Essure placement procedure has the following key advantages over laparoscopic tubal ligation:

	Essure Procedure	Tubal Ligation

Procedure	Transcervical — Non-incisional	Incisional — Abdominal incision or puncture
Typical anesthesia	Local, IV sedation	General
Average endoscopic procedure time	13-18 minutes	Not measured
Average total procedure time	35 minutes	Approximately 30-45 minutes
Average post-op recovery time	45 minutes	4-5 hours
Where performed	Outpatient/hospital, surgi-center or doctor’s office	Inpatient/hospital or surgi-center
Average return to regular activities*	1-2 days	4-6 days

*	Excluding the day of procedure

      We believe that Essure and the Essure placement procedure offer the following important benefits to patients, physicians, hospitals and payors:

Benefits to Patients

•	No risks associated with incisions and use of general or regional anesthesia.

•	Rapid return to regular activities of one to two days as compared to four to six days for laparoscopic tubal ligation.

•	Two-year effectiveness rate of 99.8%.

•	No risks associated with hormones used with hormone-based contraception.

•	No recurring management of contraception usage as compared to non-permanent contraception methods, such as the birth control pill, implants and injectables.

Benefits to Physicians and Hospitals

•	Short and relatively easily performed procedure.

•	No risks associated with incisions and use of general or regional anesthesia. Although currently, the majority of Essure placement procedures are performed using conscious sedation, such as IV sedation with a local anesthesia, general anesthesia is not typically used unless required by hospital protocol, if requested by the patient. We believe over time, as the experience and comfort level of the physicians increase, the majority of Essure procedures will be done in an ambulatory surgical center or physician office without a conscious sedation.

•	May be performed in a less resource-intensive environment. Essure procedures are currently performed in various settings including hospital operating rooms, ambulatory surgery centers and physician offices.

•	Elimination of costs related to the use of general or regional anesthesia and post-operative hospital stays.

     Benefits to Payors

•	Elimination of costs related to the use of general or regional anesthesia and post-operative hospital stays. Currently, the majority of Essure placement procedures are performed using conscious sedation, such as IV sedation with a local anesthesia. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician.

•	Potential to reduce unplanned pregnancies, which are costly to payors.

Patient Considerations

      There are, however, certain key factors that a woman must consider when she selects Essure.

•	The woman must be certain that she desires permanent birth control, because Essure is not reversible.

•	Like all methods of birth control, the Essure procedure should not be considered 100% effective. There have been pregnancies related to improper placement of the Essure device, failure to follow proper Conceptus protocol by either physicians or patients and luteal phase pregnancies (pregnancies occurring prior to Essure micro-insert placement). One or more of these may also be due to product failure and we expect that in the future patients may report pregnancies from time to time.

•	For three or more months after the Essure placement procedure, a temporary method of birth control must be used in combination with Essure.

•	Three months post-procedure, U.S. patients are required to return for a hysterosalpingogram, or HSG, which calls for contrast dye to be injected into the uterus and fallopian tubes to confirm occlusion and micro-insert location. Outside of the U.S., patients are required to return for a pelvic X-ray at three months post-procedure.

•	Not all women who undergo the Essure placement procedure will achieve successful placement of both micro-inserts. Approximately 1 out of every 7 women in the Essure clinical studies did not achieve successful placement of both micro-inserts during the first placement procedure. Some of these women who chose to undergo a second placement procedure achieved successful placement of both micro-inserts during the second procedure, and subsequently were able to rely on Essure for contraception. We have subsequently introduced a new delivery catheter for the Essure system, the “coil catheter”, which demonstrated a higher placement rate in our clinical study performed in Australia. In the clinical study, 101 and 103 patients achieved bilateral placement which translated to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. We will perform additional clinical evaluation, in the course of the existing U.S. Post Approval Study, before seeking approval claim in the United States.

•	The Essure procedure is newer than other procedures and therefore does not yet have long-term safety and effectiveness data as compared to other procedures.

•	Removal of the Essure micro-inserts requires surgery; and removal is not intended for procedure reversal since Essure is not reversible.

      As with all medical procedures, there are risks associated with Essure and the Essure placement procedure. Because there are no abdominal incisions or punctures and general or regional anesthesia is typically not required, the risks associated with the Essure placement procedure are more typical of hysteroscopic procedures and are of a lesser severity than those of procedures that require invasion of the abdominal cavity. This is typified by the minor nature of most of the adverse events reported in our clinical trials to date. The most frequent risk with the Essure placement procedure is the inability to rely on the micro-insert for contraception, due primarily to lack of micro-insert placement and less frequently to misplacement of the micro-insert. Based on data gathered in our clinical trials, adverse events, which prevented reliance on Essure for contraception, were reported as follows: failure to place 2 micro-inserts in first procedure (14%), initial tubal patency (3.5%), expulsion (2.2%), perforation of fallopian tube (1.5%), or other unsatisfactory device location (0.6%). All of the patients who experienced tubal patency at the 3-month HSG were found to have bilateral occlusion at a repeat HSG performed at approximately 6 months after Essure placement. In addition, all of the patients who choose to undergo a second Essure placement procedure following a micro-insert expulsion achieved successful micro-insert placement and were subsequently able to rely on Essure for contraception. The majority of women report mild to moderate pain immediately after the Essure placement procedure. The most frequent adverse events and side effects reported as a result of the hysteroscopic procedure to place the micro-inserts were as follows: cramping (29.6%), pain (12.9%), nausea/vomiting (10.8%), dizziness/fainting (8.8%) and spotting/vaginal bleeding (6.8%). Hypervolemia occurred in <1% of cases. During the first year of reliance on Essure for contraception (approximately 15 months after micro-insert placement), the following episodes were reported as at least possibly related to the Essure micro-inserts: back pain (9.0%), abdominal pain (3.8%), and dyspareunia (3.6%). All other events occurred in less than 3% of women. In addition, most women reported spotting for an average of three days post-procedure, and one-third reported pain on the day following the procedure, with little pain reported on subsequent days. Also, occurrences of back/abdominal/other pain, headache, gas/bloating and transient menstrual changes were reported. Persistent pain was not reported by any women, and persistent menstrual changes were reported in less than 2% of women, with virtually equal percentages of women reporting heavier than normal menstrual flow and lighter than normal menstrual flow.

     Our Clinical Progress

      We commenced a Phase II clinical study of safety and preliminary effectiveness of Essure in November 1998 and a Pivotal, or Phase III, trial of Essure in May 2000. The number of women in whom at least one Essure micro-inserts were placed totaled 682 between the two clinical trials. At three month follow-up, 647 women began relying on Essure as method of permanent birth control. The clinical endpoints of the study include safety, effectiveness and patient satisfaction.

      Based on clinical trial data, Essure has been demonstrated to be 99.8% effective at two years of follow-up. As of November 2003, we have accumulated sufficient patient follow-up data from the Phase II and Pivotal clinical trials for a three year effectiveness claim and we have filed a PMA supplement with the FDA for a three-year effectiveness claim consistent with the one and two-year claim.

      The following table summarizes placement procedure data from our two clinical trials as of October 2002:

		Phase II
	Pivotal Trial	Study

Number of women undergoing a placement procedure	518	227
% of women with micro-inserts placed in both fallopian tubes after 1st attempt	86%	86%
% of women with micro-inserts placed in both fallopian tubes after 2nd attempt	90%	88%
Average hysteroscopic procedure time for placement of micro-inserts	13 minutes	18 minutes
“Good” to “Excellent” rating of patient tolerance of procedure	88%	89%
Adverse event rates preventing reliance on Essure	3.0%*	3.0%

*	Does not include the nine women who were able to rely on Essure after a successful second placement procedure.

      In April 2002, based on data from our trials, we submitted our PMA application to the FDA, which was granted an expedited review. In November 2002, we received formal notification from the FDA for the approval of Essure.

      As a condition of the PMA approval, we are required by the FDA to follow our clinical trial patients for a five-year period following reliance on Essure for contraception. The information from this planned long-term post-approval study will provide relevant information for our U.S. commercialization, as well as allow us to publish data at the conclusion of the follow-up period. In addition, we are required to conduct a post-approval study to evaluate placement rates among newly trained physicians. This study involves the first 20 cases performed by 40 physicians in major metropolitan areas after physician training is completed. As of March 1, 2004, over 300 Essure placement procedures have been performed by participating physicians. Results will not be reported until appropriate statistical analyses are performed and data from a positive outcome will be used to support an improved placement rate claim with FDA.

      On July 17, 2003, we announced introduction of a new delivery catheter for the Essure system, the “coil catheter,” in the United States, Australia and Canada. A clinical study, performed in Australia, demonstrated a higher placement rate with the coil catheter than with the previous delivery catheter. In the clinical study, 101 of 103 patients achieved bilateral placement. These placements were performed by 5 investigators, most of whom had extensive experience with Essure. This translates to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. The Essure system will be marketed with this new claim in Australia, Canada and, once approved, in the European Union. Any claim in the United States that would change the 86% first procedure bilateral placement rate, which was based on the original delivery catheter studies in the Pivotal Trial, would be subject to approval by the FDA. We expect to perform additional clinical evaluation, in the course of the existing U.S. Post Approval Study, before seeking approval of the claim in the United States.

      Our clinical trials are still ongoing, and the clinical trial statistics presented may change as longer term follow-up data from the women participating in the trials is gathered, audited and analyzed, or if the FDA requests that calculations be performed in a different manner than presented in our PMA application.

     Other Studies and Regulatory Activities

      On October 30, 2003, we announced the signing of an exclusive U.S. co-promotional agreement with GYNECARE, Worldwide division of Ethicon, Inc., involving Essure and the GYNECARE THERMACHOICE Uterine Balloon Therapy System, a treatment for menorrhagia (heavy menstrual bleeding) in pre-menopausal women. ThermaChoice is a minimally invasive, outpatient treatment for menorrhagia due to benign causes in pre-menopausal women for whom childbearing is complete. The device uses a balloon catheter with heated fluid to ablate the endometrial lining of the uterus during an 8-minute therapy cycle. The procedure can be performed under local anesthesia in less than 30 minutes. Endometrial ablation (“EA”) procedure is a treatment option only advised for women who are finished with their childbearing. Although women undergoing EA must be finished with childbearing, intrauterine ablation should not be considered a means of sterilization. Sterility may occur after ablation, but cannot be guaranteed in the uterus or in the fallopian tubes since ovulation still takes place as before, and the uterine lining may be receptive to a pregnancy. Pregnancy in general should not be elected after an ablation because it can be dangerous for both the fetus and mother including possible complications such as uterine rupture, placenta increta/accreta, and intra-uterine growth restriction. Because of the potential problems with future pregnancies, it is generally recommended that other methods of contraception be considered in women who undergo ablations. Many physicians encourage women to consider permanent birth control, such as laparoscopic tubal sterilization, at the time of endometrial ablation if the possibility of future pregnancy exists. In order to promote use of the Essure device in a concomitant procedure with the GYNECARE Thermachoice system, we have conducted a study and filed a PMA supplement with the FDA in order to modify a warning label in the Essure physician labeling. We expect, following FDA approval, to be able to state that GYNECARE Thermachoice endometrial ablation procedure can be performed immediately following Essure micro-insert placement. The FDA has completed their initial review of the PMA supplement and discussed the results of their review with Conceptus and GYNECARE representatives in February 2004. We are in the process of submitting a response to the FDA’s questions that will include collecting additional clinical data. We expect to have the additional study completed in early April 2004 and submitting the final results and conclusion to the FDA by mid-April 2004.

      In addition, three months post-procedure and consistent with our pivotal trial protocol, physicians are required to perform an HSG, which calls for contrast dye to be injected into the uterus and fallopian tubes to confirm occlusion and micro-insert location. Because an HSG can be uncomfortable for women, we are working with the FDA to approve a less-invasive alternative, such as a pelvic x-ray. Our regulatory and clinical representatives, along with an advisory physician, are scheduled to meet with the FDA on March 28, 2004 to discuss a plan to substitute alternative(s) to the HSG requirement.

Sales and Marketing

      On November 6, 2002, we received FDA approval to market Essure in the United States. The achievement of this major milestone enabled us to begin an aggressive marketing and sales campaign in the United States. We are distributing Essure in the United States through our direct sales force.

      Our sales and marketing strategy is to market Essure primarily to gynecologists while building interest and awareness among consumers and general practitioners. Through the use of public relations and targeted advertising, we intend to increase awareness of Essure among consumers, general practitioners and the broader medical community. In April 2003, we presented Essure at the annual conference of the American College of Obstetricians and Gynecologists. At this meeting, we had two presentations and there was a Continuing Medical Education, or CME, accredited symposium with Essure as the main topic. In early June 2003, we commenced a direct mail campaign to 500,000 women in the Atlanta and Chicago areas, with the goal of encouraging these women to contact our call center for additional information. In turn, our call center has the ability to offer a referral to a practicing Essure physician in a consumer’s area. We had also conducted regional advertisement in a variety of magazines, such as Parents and Self.

      In an effort to expand our business rapidly and effectively, we have established marketing and distribution relationships with other companies. On October 30, 2003, we announced the signing of an exclusive U.S. co-promotional agreement with GYNECARE, Worldwide division of Ethicon, Inc., involving Essure and the GYNECARE THERMACHOICE Uterine Balloon Therapy System, a treatment for menorrhagia (heavy menstrual bleeding) in pre-menopausal women. ThermaChoice is a minimally invasive, outpatient treatment for menorrhagia due to benign causes in pre-menopausal women for whom childbearing is complete. The device uses heat to ablate the endometrial lining of the uterus during an 8-minute therapy cycle. The device is used in a procedure that can be performed under local anesthesia in less than 30 minutes. The endometrial ablation procedure is a treatment option only advised for women who are finished with their childbearing. However, since pregnancy is still possible, women are advised to still use contraception. The co-promotional agreement between Conceptus and GYNECARE will offer physicians the option of combining the

ThermaChoice and Essure treatment, both of which can be used in a minimally invasive procedure and on an outpatient basis.

      In order to promote use of the Essure device in a concomitant procedure with the GYNECARE Thermachoice system, we have conducted a study and filed a PMA supplement with the FDA in order to modify a warning label in the Essure physician labeling. We expect, following FDA approval, to be able to state that the GYNECARE Thermachoice endometrial ablation procedure can be performed immediately following Essure micro-insert placement. The FDA has completed its initial review of the PMA supplement and discussed the results of its review with us and GYNECARE representatives in February 2004. We are in the process of submitting a response to the FDA’s questions that will include collecting additional clinical data. We expect to have the additional study completed in early April 2004 and submit the final results and conclusion to the FDA by mid-April 2004.

      Under the terms of the agreement, a group of physician consultants specifically hired and trained by Conceptus will become preceptors in the Essure procedure. This group of physician preceptors will then train ThermaChoice physician users in the Essure procedure over a two-year period, commencing on and subject to the approval of a Conceptus PMA supplement. This group of physician consultants is separate and in addition to our existing sales and training team, who will continue to train additional physicians. The combined sales and training teams are expected to significantly increase the rate of physician training for Essure over this two-year period.

      We believe this agreement will provide us with the ability to substantially increase awareness, gaining market presence and credibility, accelerating our ability to train doctors, as well as expand our market opportunity by driving adoption among a group of physicians not previously targeted by our marketing programs. During January 2004, we trained 80 GYNECARE sales representatives, and have designated 20 trainers, who are physicians previously trained on Essure. The designated trainers will help us to train physicians who wish to perform Essure procedure in combination with ThermaChoice procedure.

Physician Training

      We have identified, educated and trained qualified gynecologists in the Essure placement procedure through a combination of presentations at major medical conferences, hands-on simulation and proctored procedures with a clinician experienced in our Essure placement procedure. In order to complete training, we proposed and the FDA agreed that we have a professional trainer in attendance during a physician trainee’s initial cases, usually three to five, to observe appropriate technique and to sign off the physician for the procedure.

      In early 2003, we targeted large-group gynecological practices with the goal of training, inclusive of preceptorship, approximately 700 physicians by the end of 2003. During the second quarter of 2003, we started to focus on one-on-one training sessions to new physicians who have pre-scheduled Essure cases. This is to accelerate the training process and to control training costs. As of December 31, 2003, we have a total of 792 doctors that have either completed or are in the process of completing preceptorship. Our accomplishment in obtaining the number of physicians trained provides us with a strong referral base within major metropolitan areas we have targeted, and we believe also creates the leverage to help us gain additional reimbursement coverage.

      We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Another important factor is the average procedure performed per physician per month, or utilization. During 2003, our utilization rates declined from a high of over 3 in the first quarter to a utilization of slightly less than one in the fourth quarter of 2003. In 2004, we intend to focus our internal resources on improving our utilization rate. We believe that our alliance with the GYNECARE group will help us to continue signing new, interested physicians while we focus our effort on increasing utilization within our current physician base. In order to accomplish our objective, we have built marketing programs which include staff training, patient and referring physician awareness seminars and mailings, billing models for reimbursement, media outreach kits, hospital marketing tools and advertising, including radio. We will also increase the frequency of call patterns by our field sales and training force to our existing physician base. Since there is a trade-off in the amount of time that the field sales and training forces can devote to preceptoring new physicians and increasing the utilization by existing physicians, we are not certain of our ability to increase utilization.

Reimbursement

      Obtaining physician fee and device reimbursement for Essure will be an important step toward commercialization of Essure in the United States and internationally. Regardless of the country and its type of reimbursement system, physician advocacy of our product, together with studies demonstrating clinical and cost effectiveness will be required to obtain adequate reimbursement.

      We have been working diligently with third-party payors to make sure they understand the benefits of Essure. As of December 31, 2003, U.S. physicians and facilities using Essure have been reimbursed for the procedure under existing Current Procedural Terminology, or CPT, codes. Currently, many of the nation’s leading hospitals have physicians on their medical staffs that now offer Essure to patients who are seeking permanent birth control. During 2003, the National Blue Cross/ Blue Shield Association issued a positive recommendation to its local members to cover the Essure procedure. Additionally, Aetna U.S. Healthcare, the largest U.S. health insurance provider have also joined a list of leading health insurance companies who have established a coverage policy for Essure, making Essure available to women and couples seeking an alternative to tubal ligation or vasectomy in the United States. As of December 31, 2003, we estimate that we have payor coverage of 124 million lives or 59% of the total insured, non-Medicare U.S. population.

      In 2004, we will continue to focus on gaining additional insurance coverage of the Essure procedure, which despite our success in 2003, remains a significant barrier to fast paced growth. We believe that many doctors are reluctant to perform the Essure procedure given the uncertainty of reimbursement. Gaining reimbursement is a difficult and lengthy process over which we do not have complete control. Physician demand and patient awareness also act to exert pressure on insurance carrier to consider reimbursement. We have established tactical programs, such as hot lines to aid our physicians in navigating reimbursement issues, to facilitate the process and ultimately convince major payers the benefits of Essure for patients, physicians and the payor community.

      In March 2004, the American Medical Association accepted our application for a level one CPT code, which may be effective as early as January 2005, subject to the completion of certain processes. Category I codes are reserved for those procedures that have demonstrated clinical efficacy, widespread use and have FDA approval. By having a CPT code specific to the Essure procedure, it is expected that coding for reimbursement will become considerably easier for doctors and facilities and that there will be fewer incidents of doctors being reimbursed incorrectly. We expect that the new code, once the process to establish it is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for Essure, and accelerate the coverage of Essure by private insurance companies and Medicaid.

United States

      Health care providers in the United States typically rely on third-party payors, specifically private health insurers, and government programs such as Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Access to these funds is based on coding systems that are specific to procedure type and typically separate physician fees and fees paid to the facility. In most cases, facility fees include payment for the medical device and are generally paid at rates negotiated between the providers (e.g., hospitals) and third-party payers. We have hired a group of reimbursement specialists who are actively working with physicians, facilities and payors to establish reimbursement for Essure. Payor reimbursement affects the pace of physician adoption of the Essure procedure because facilities habitually check with payors to determine the patient’s applicability of coverage and the payor’s policy of reimbursement for the costs of a new procedure. We expect that once a facility has established a track record of claims paid by third-party payors, the pace of adoption for subsequent physicians will be more rapid than that of the initial physicians.

International

      Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

      In Australia, we obtained approval in 1999 from the appropriate government agency to use the existing tubal ligation reimbursement code for Essure and the Essure placement procedure, and numerous procedures were reimbursed in 2000 using this code. In March 2001, however, we received oral notification from the government agency that the continued applicability of this particular code for Essure and the Essure placement procedure would be reviewed. The review by the Medicare Service Advisory Committee commenced in September 2001 and includes an examination of the clinical and economic outcomes data. The conclusion of this review will determine the future level of reimbursement in Australia for Essure and the Essure placement procedure. We anticipate a response to the MSAC submission sometime in the first quarter of 2004. We have experienced no interruption of sales in either the private or public hospitals.

      In Europe, consultants are assisting us in developing a strategic plan to obtain reimbursement in a number of European countries, and we are conducting a clinical reimbursement study in France.

Manufacturing

      We have limited experience manufacturing our product in the volumes that will be necessary to achieve significant commercial sales. To achieve our production volume objectives, we are planning to outsource our manufacturing activity to external contract manufacturers.

      Currently, manufacturing processes are performed in our facility in San Carlos, California. As part of our outsourcing effort, we are in the process of moving our manufacturing activities to a third party contract manufacturer, Venusa, whose manufacturing facilities are located in Mexico. We are currently working with the FDA to obtain approval of Venusa’s facility, and we expect to receive approval by the end of the first quarter of 2004. Once we obtain FDA approval of the manufacturing facility, we intend to transition to where we maintain only limited manufacturing activity in our facility in San Carlos, California.

      Currently, we purchase various materials and components from qualified suppliers and inspect these materials and components in-house. Our agreement with Venusa provides that they will continue to use our suppliers, unless we agree otherwise. We conduct periodic quality audits of our key suppliers. Most components, including nickel titanium alloy, guidewires, the inner release catheter tubing and stainless steel wires, are available from more than one source and we intend to qualify at least two sources for certain components. One component, the delivery catheter tubing, was available from only one supplier in early 2003. This tubing was manufactured by our supplier using its proprietary intellectual property. In 2003, we have finished the clinical testing of an internally developed cathether that does not require third party license. Currently, we do not have any single source component except for the polyester fiber. The polyester fiber causes the necessary tissue in-growth, is made to our specifications and currently has only one qualified source. However, we have accumulated a quantity of this material that exceeds our anticipated production needs for the next several years. We are in the process of qualifying a second source for this fiber.

      Our manufacturing facility and Venusa’s manufacturing facility are subject to periodic inspection by regulatory authorities. Our quality assurance systems are subject to FDA regulations. These regulations require that we conduct our product design, testing, manufacturing and control activities in conformance with these regulations and that we maintain our documentation of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch and is registered with the FDA. In addition our facility has received ISO 9001/ EN46001 certification and the European Union Device Directive 93/42/ EEC, allowing us to affix the CE Mark to our product after assembling appropriate documentation. ISO 9001/ EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. We are currently working with the FDA to obtain approval of Venusa’s facility, and we expect to receive approval by the end of the first quarter of 2004.

Research and Development

      Our research and development activities are performed by a product development, regulatory/clinical research staff of 18 employees. Research and development expenses for 2003, 2002, and 2001 were approximately $6.0 million, $8.2 million, and $8.0 million, respectively. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and management of the on-going clinical trials.

Intellectual Property

      Our policy is to protect our proprietary position aggressively by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, a division of Boston Scientific Corporation, we have filed device and method patents for the use of our product in new clinical applications and have pursued patents for several of our other inventions and developments. As of February 29, 2004, we had eight pending U.S. patent applications, 21 U.S. patents which have been issued to us, and 28 foreign and/or international patent applications are pending, with five issued foreign patents. Our issued patents include claims relevant to transcervical fallopian tube occlusion devices and methods, guidewire manipulation, a guidewire design, fallopian tube visualization, electrosurgical instruments and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device. In January 2001, the United States Patent and Trademark Office, or PTO, issued a patent to us granting a number of claims directed to intrafallopian devices, including devices that are anchored by resilient coils. On March 4, 2003, the PTO issued a patent to us with method claims directed to expansion of a device inserted into a tubal ostium with subsequent tissue ingrowth, along with claims to conception-inhibiting devices having coils. These patents describe and claim a variety of techniques to enhance the effectiveness of these devices, including the use of polyester fibers attached to the device, and also discloses methods for deployment of these devices using a transcervical delivery system.

      On October 21, 2003 the PTO issued a patent to us with device and method claims directed to an expanding resilient structure to anchor and occlude the fallopian tube with the use of multiple materials and method, including polyester fiber, to promote at least one method of occluding the fallopian tube (scarring of the tubal tissues, ingrowth of the tubal tissues, and sclerosing of the tubal tissues). The contraceptive device comprising a narrow first diameter suitable for axial insertion into the fallopian tube and an expanded retention structure having a second diameter larger than the first diameter and adapted to engage the surrounding tubal wall and retain the contraceptive device within the fallopian tube while a portion of the fallopian tube is open around or through the retention structure. This patent also has claims for applying current through the resilient structure to desiccate a tubal wall thereby promoting the formation of scar tissue by electrically energizing the resilient structure within the fallopian tube.

      On January 20, 2004 the PTO issued a patent to us with method claims directed at non-surgical methods of sterilizing a female by inserting an instrument assembly into the patient’s fallopian tube and delivering electrical energy from the instrument to inner walls of the fallopian tube and leaving behind a device that is anchored within the fallopian tube by imposing a secondary shape on tubal wall, the secondary shape having a larger cross-section than the fallopian tube. Additionally, the patent stated the efficacy of the device may be enhanced by forming the structure at least in part from copper or a copper alloy.

      On February 3, 2004 the PTO issued a patent to us with device and method claims directed at intrafallopian devices and non-surgical methods for their placement to prevent conception. The device being anchored within the fallopian tube by a resilient structure which has a helical outer surface, together with a portion of the resilient structure which is biased to form a secondary shape, the secondary shape having a larger cross-section than the fallopian tube. Optionally, permanent sterilization is effected by passing a current through the resilient structure to the tubal walls. The efficacy of the device is enhanced by forming the structure at least in part from copper or a copper alloy.

      We obtained an exclusive license in the field of reproductive physiology to technology developed by Target Therapeutics. In addition, we have granted to Target Therapeutics an exclusive license to our technology in certain fields of interventional medicine outside of reproductive physiology. Our exclusive license of Target Therapeutics’s technology encompasses certain technology developed by Target Therapeutics as of February 1, 1996. We do not have any preferential rights to technology developed by Target Therapeutics after that date. The license from Target Therapeutics includes patents which relate to the design of its micro-catheters (the initial patent for which expires in June 2006), certain aspects of guidewire design and other important aspects of micro-catheter, guidewire and micro-coil technologies. If these Target Therapeutics patents were invalidated, our proprietary position in the marketplace would be severely compromised. In addition, should any of our Target Therapeutics technology be found to infringe upon a third party’s patent rights, it may affect our ability to develop, market and sell additional products in the future. Finally, Target Therapeutics has the right to terminate our license if we materially breach the terms of the license. If the Target Therapeutics license were terminated, it might affect our ability to develop, market and sell additional products in the future.

      We believe that we are free to make and sell our product, and that our product and its intended use does not infringe any valid patent rights of any other party. However, a third party, Ovion, Inc. (“Ovion”), brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believes that the claims of its patent and application cover Essure and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of no longer than ten years. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

      Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion’s claims should be included within our own patents. We requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for Essure before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the PTO, which might occur if interference is declared and if we are found to have priority of invention.

Government Regulation

      The research, development, manufacture, labeling, distribution and marketing of our product are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies.

United States Regulation

      The manufacture and sale of our product are subject to extensive regulation by numerous governmental authorities, principally the FDA as well as state and foreign agencies. In particular, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The FDA requires that all medical devices introduced to the market either be preceded by a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved PMA. A PMA application is approved when the FDA has determined the company has submitted clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications, or for devices that are not of the same type or substantially equivalent to a device in commercial distribution prior to 1976. Essure is regulated by the FDA and received FDA approval for commercialization in the United States on November 6, 2002. If we or our third party manufacturer, Venusa, do not comply with applicable regulatory requirements, we may be subject to, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of approvals and criminal prosecution.

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

      The FDA imposes numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We and our third party manufacturer, Venusa, will be required to adhere to applicable FDA and other regulations regarding Quality Systems, including testing, control and documentation requirements. Ongoing compliance with the Quality System Regulations and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, as well as foreign health authorities. In July 1994, our San Carlos facility was inspected by the California Department of Health Services, and we were subsequently granted a California medical device manufacturing license. In February 1997, our facility was inspected by the California Department of Health Services, and we were granted a California drug manufacturing license. In March 1997, we were inspected by the FDA, with no action indicated and we became ISO 9001 certified in December 2000. In July 2002, we successfully passed another FDA inspection and, partly as a result, received our PMA approval in November 2002. As part of the conditions of approval, we are required to provide data annually to the FDA for five years in order to gather long-term safety and effectiveness data on the Essure System. We are also required to conduct a post approval study in the United States with certain newly trained physicians to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. We are also subject to regulation by the Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our product are subject to change. We cannot predict what impact, if any, such changes might have on our future ability to manufacture, market and distribute Essure.

      Export sales to certain countries of investigational devices or devices not approved for commercial distribution in the United States are subject to FDA export requirements. An investigational device may be exported under an IDE, or to 24 listed countries without FDA approval, or to other countries after FDA approval for export.

International Regulation

      Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Essure is listed with Australia’s Therapeutic Goods Agency. The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. We received permission to affix the CE Mark to Essure in February 2001. In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001. Some countries in which we currently operate or contemplate to operate either do not currently regulate medical devices or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could delay or prevent us from marketing Essure in these countries.

Competition

      We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing and future methods of reversible birth control for both women and men.

      We are aware of one company that is in the early stage of developing a non-incisional permanent birth control device, and other companies may develop products that could compete with Essure in the future.

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

Product Liability and Insurance

      The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. Although we have experienced only one product liability claim to date which did not have any financial impact to us, we cannot assure you that we will be able to avoid significant product liability claims and potential related adverse publicity. We currently maintain product liability insurance with coverage limits of $10.0 million per occurrence and an annual aggregate maximum of $10.0 million, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims in connection with clinical trials or sale of our product will not exceed such insurance coverage limits, which could have a material adverse effect on us, or that such insurance will continue to be available on commercially reasonable terms or at all. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a recall of our product could have a material adverse effect on our business, financial condition and results of operations.

Employees

      As of December 31, 2003, we have 178 full-time employees, consisting of 8 in product development, 7 in process engineering, 40 in manufacturing, 77 in sales and marketing, 10 in clinical/regulatory affairs, 15 in quality assurance and 21 in general and administrative functions. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

      None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

Executive Officers of The Company

      Our executive officers and other key members of our management team and their age as of March 31, 2004 are as follows:

Name	Age	Position

Mark M. Sieczkarek	49	President, Chief Executive Officer and Director
Gregory Lichtwardt	49	Executive Vice President, Treasurer and Chief Financial Officer
William H. Dippel	58	Vice President, Operations and Research and Development
Ed Sinclair	47	Vice President, Clinical Research and Regulatory Affairs
Stan Van Gent	43	Vice President, Business Development

      Mr. Sieczkarek joined Conceptus as President and Chief Executive Officer and a member of the Board of Directors in April 2003. From 2001 to 2003, Mr. Sieczkarek served as President, Americas, of Bausch and Lomb, Inc., where he led the region to double-digit revenue and profitability growth. From 1999 to 2001, he was Corporate Vice President and President — Europe, Middle East and Africa at Bausch and Lomb, Inc., where he oversaw the introduction of the Zyoptix laser for LASIK eye surgery. From 1995 to 1999, Mr. Sieczkarek held positions of increasing responsibility at various divisions of Bausch and Lomb, Inc. From 1993 to 1995, Mr. Sieczkarek was Vice President and Chief Financial Officer of KOS Pharmaceuticals. From 1980 to 1993, Mr. Sieczkarek held executive level positions in Finance and Commercial Operations with several Bristol-Myers Squibb subsidiaries and Sanofi Diagnostics Pasteur. Mr. Sieczkarek has a B.S. degree from the State University of New York at Buffalo and an MBA from Canisius College.

      Mr. Lichtwardt joined Conceptus as Executive Vice President, Treasurer and Chief Financial Officer in November 2003. From 2000 to 2002, he was Executive Vice President, Finance, Chief Financial Officer and Corporate Secretary of Innoventry, Inc., a financial services company. From 1993 to 2000, Mr. Lichtwardt was Vice President, Finance, Chief Financial Officer and Treasurer of Ocular Sciences, Inc., a worldwide developer and marketer of soft contact lenses. Prior to his employment with Ocular Sciences, Mr. Lichtwardt, from 1989 to 1993, held senior management positions in various divisions of Allergan Inc. In addition to these positions, Mr. Lichtwardt has held various financial positions at AST Research, Inc. and at divisions of American Hospital Supply Corporation. He holds a BBA degree from the University of Michigan and MBA degree from Michigan State University.

      Mr. Dippel joined Conceptus as Vice President, Operations in May 2001. Mr. Dippel has nearly 30 years of operations experience, primarily with medical device and diagnostic companies. Prior to joining our company, from 2000 to 2001, Mr. Dippel was the Vice President of Operations for PercuSurge, a manufacturer of embolic protection devices which was acquired by Medtronic, a medical technology company. Previously, from 1997 to 2000 Mr. Dippel was Vice President of Operations for Target Therapeutics, a division of Boston Scientific Corporation. From 1994 to 1997, he worked for Boehringer Mannheim, first as Vice President of Operations and Product Development, and then as Vice President for United States Operations of the Patient Care Group. Mr. Dippel holds a B.S. in Mechanical Engineering from California State Polytechnic University.

      Mr. Sinclair joined Conceptus as Vice President, Clinical Research and Regulatory Affairs in February 2003. Prior to joining our company, from 2002 to 2003, he was Senior Director of Regulatory Affairs and Quality Assurance at Novasys Medical, a private women’s health care company developing a non-surgical treatment for stress urinary incontinence. In late 2001, Mr. Sinclair was a consultant for Conceptus. From 1999 to 2001, he was Vice President of Operations and Quality and Clinical Affairs at Prolifix Medical, an early-stage interventional cardiology company. Mr. Sinclair joined PercuSurge in 1996 as Director of Regulatory and Quality Affairs and then Vice President of Operations and Quality for this coronary and cerebral embolic protection company, before its acquisition by Medtronic. From 1994 to 1996, he was Director of Regulatory Affairs and Quality Assurance at Cardiac Pathways, a company founded to treat cardiac arrhythmias and acquired later by Boston Scientific. Mr. Sinclair holds a B.S. degree in Biological Sciences from the University of California, Irvine, and a Master of Arts degree in Management from the University of Redlands.

      Mr. Van Gent has served as Vice President of Business Development for Conceptus since October 2003. Mr. Van Gent joined Conceptus in February 2000 as Vice President, Marketing. From 1996 to 2000, Mr. Van Gent served in varying marketing capacities with Valleylab, a medical device company, and was Director of International Marketing from 1998 to 2000, where he was responsible for international market introduction, reimbursement, strategic positioning and branding for $70 million of product revenues. Mr. Van Gent has also held various positions in marketing, sales, and engineering over the past ten years for Allergan Medical Optics, Imagyn Medical and Cabot Medical. Mr. Van Gent holds a B.S. in Biomedical Engineering from the University of California, San Diego.

Item 2.	Properties

      We are headquartered in San Carlos, California where we lease two buildings occupying approximately 36,400 square feet of office, research and development, and manufacturing space under leases that expire on December 31, 2004 and December 31, 2005, respectively. Additionally, as of December 31, 2003, we also have sales and marketing offices in Australia and France, which total no more than 1,000 square feet of office space. Our lease liability in France terminated in January 2004 when we completed the divesture agreement for our France subsidiary. We believe that our current facilities are adequate for our immediate needs and that we will be able to renew our leases or obtain additional space as needed.

Item 3.	Legal Proceedings

      A third party, Ovion, brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believes that the claims of its patent and application cover Essure and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of no longer than ten years. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

      Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion’s claims should be included within our own patents. We requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for Essure before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the PTO, which might occur if interference is declared and if we are found to have priority of invention.

      From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

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

	High	Low

Year Ended December 31, 2003:
Fourth Quarter	$13.74	$9.53
Third Quarter	$17.34	$13.10
Second Quarter	$14.98	$8.60
First Quarter	$11.94	$6.98
Year Ended December 31, 2002:
Fourth Quarter	$15.96	$11.98
Third Quarter	$16.41	$12.00
Second Quarter	$21.49	$15.90
First Quarter	$23.18	$17.90

      As of February 27, 2004, there were 158 stockholders of record and the last reported sale price of our common stock on February 27, 2004 was $9.27.

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

      The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements and the related notes, which are not included in this Form 10-K.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$7,700	$1,650	$401	$—	$95
Cost of goods sold	6,537	3,142	1,456	—	137

Gross profit (loss)	1,163	(1,492)	(1,055)	—	(42)
Operating expenses:
Research and development	6,048	8,230	7,983	10,739	4,251
Selling, general and administrative	35,306	23,417	9,776	5,012	3,729

Total operating expenses	41,354	31,647	17,759	15,751	7,980

Operating loss	(40,191)	(33,139)	(18,814)	(15,751)	(8,022)
Recovery of legal defense costs	—	—	—	586	—
Interest and other income, net	663	629	740	712	723

Net loss	$(39,528)	$(32,510)	$(18,074)	$(14,453)	$(7,299)

Basic and diluted net loss per share	(1.83)	(1.71)	(1.33)	(1.37)	(0.76)

Shares used in computing basic and diluted net loss per share	21,565	18,968	13,561	10,559	9,662

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments*	$30,863	$70,734	$33,803	$12,493	$10,769
Working capital	27,751	68,272	31,623	9,282	10,030
Total assets	41,850	77,295	37,778	14,106	11,903
Long-term clinical liabilities	193	217	486	810	—
Accumulated deficit	(157,260)	(117,732)	(85,222)	(67,148)	(52,695)
Total stockholders’ equity	33,737	70,714	33,175	9,959	10,914

*	Includes restricted cash of $69,000 at December 31, 2003, 2002 and 2001

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We develop, manufacture and market EssureTM, an innovative and proprietary non-incisional permanent birth control device for women which was approved for marketing in the United States in November 2002 by United States Food and Drug Administration, or FDA. Essure is a soft and flexible micro-insert delivered into a woman’s fallopian tubes designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. Based on clinical trial data filed with the FDA in October 2002, Essure has been demonstrated to be 99.8% effective at two years of follow-up. As of November 2003, we have accumulated sufficient patient follow-up data from the Phase II and Pivotal clinical trials for a three-year effectiveness claim and we filed a PMA supplement with the FDA for a three-year effectiveness claim consistent with the one and two-year claim.

      The Essure placement procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure placement procedure does not require cutting or penetrating the abdomen, which is expected to lower the likelihood of post-operative pain due to the incisions/ punctures, and is typically performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of Essure, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure placement procedure. No overnight hospital stay is required. Furthermore, Essure is effective without drugs or hormones.

      Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States and we believe there is a larger market worldwide. We intend to tap into this market and establish the Essure procedure as the standard care for permanent birth control.

      Essure’s safety and recovery profile is one of the reasons we believe the Essure procedure is an attractive alternative for women who are seeking permanent birth control. A woman’s tolerance to wearing Essure was ascertained in our Phase II clinical study follow-up to four years and has been rated as “good” to “excellent” in 99% of women at all visits to November 2003. Among women from our Pivotal trial who have worn the micro-inserts for up to three years, at least 97% rated their comfort with Essure as “good” to “excellent” at visits conducted to November 2003. Satisfaction was rated “somewhat” to “very satisfied” in at least 98% of visits through two years. At three-year follow-up (reporting as of November 2003), 92% of women rated their overall satisfaction as somewhat to very satisfied. Excluding the day of the Essure placement procedure, 92% of the patients in the Pivotal trial who were employed returned to work in one day or less.

      In early March 2004, Planned Parenthood Federation of America, or PPFA, approved Essure for use in qualifying Planned Parenthood Affiliates across the United States. PPFA has nearly 900 clinics under 123 PPFA affiliates that serve nearly 5 million people a year. PPFA tested the Essure procedure in clinics in Oregon and Pennsylvania, evaluating the ability of a typical clinic to successfully offer the procedure. Standards for the use of Essure in PPFA affiliates were then developed along with guidelines for the introduction of the procedure into Planned Parenthood clinic settings. We believe that PPFA’s thorough evaluation demonstrated that Essure can safely and effectively be offered in a clinic setting and this approval is of vital importance to our goal of making sure all women have access to Essure, including those who do not have private insurance coverage.

      We believe that physicians are receptive to Essure because it is a less invasive permanent birth control option to offer their patients. Hospitals are able to utilize their facilities more cost effectively with the Essure placement procedure compared with tubal ligation. We expect payors to continue to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. In addition, payors may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use Essure.

      Essure is currently being marketed in multiple countries. In November 2002, we received from the FDA, approval to market Essure in the United States. In 2001, we were approved to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, Essure was listed with Australia’s Therapeutic Goods Administration, or the TGA, which allows us to market and sell Essure in Australia. In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001. We also have distributors in Singapore, Indonesia, Morocco and Turkey.

      In order to focus our resources domestically, in January 2004, we have completed the sale of our wholly owned French subsidiary for a nominal amount to an investor group comprised of our former French management team and signed a long-term exclusive distribution agreement for Essure with the acquiring group for the European, Middle East and African markets. The sale agreement includes a long-term call option that is intended to enable Conceptus to repurchase the French company at predetermined prices and time periods that are typical for a distribution company. The transaction did not have any material impact to our consolidated financial statements. We are also in the process of negotiating an asset sale agreement of our wholly owned Australian subsidiary to our Australian management team along with a long-term distribution agreement and a call option to repurchase the subsidiary. We expect to complete the agreement by the end of first quarter of 2004. Both agreements are meant to allow us to conserve our resources by eliminating the funding requirements of developing those markets so that we can focus on the more lucrative U.S. market.

      In order to further decrease our production costs and improve gross profit, we are in the process of transitioning our manufacturing operations to Venusa, a third party manufacturer located in Mexico. We are currently working with the FDA to obtain approval of Venusa’s facility, and we expect to receive approval by the end of the first quarter of 2004.

      We are attempting to introduce a novel product into the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. Our biggest challenge is to speed up the adoption process to make the Essure procedure the standard of care for permanent birth control.

      Our strategy in the near term is to focus on the earlier adopters who have already been trained by our professional education group. We intend to help those doctors to build their practices so that they will perform more Essure procedures on a monthly basis. We will increase our call frequency to those doctors by our field representatives, strengthen referral programs to get women who are interested in the Essure procedure to those doctors, and continue with our marketing programs to increase Essure awareness among women and the medical community. We have also built strategic alliances with other businesses to help to promote Essure and to train new doctors.

      Market acceptance of Essure will also depend in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to obtain reimbursement. We have made significant progress in 2003 by obtaining coverage for 59% of the total insured, non-Medicare population in the United States of America. We intend to continue with our effort to educate payors of the cost-effectiveness of our product and further established programs to help physicians in navigating reimbursement issues to facilitate the process.

      In March 2004, the American Medical Association accepted our application for a level one Current Procedural Terminology, or CPT, code, which may be effective as early as January 2005, subject to the completion of certain processes. Category I codes are reserved for those procedures that have demonstrated clinical efficacy, widespread use and have FDA approval. By having a CPT code specific to the Essure procedure, it is expected that coding for reimbursement will become considerably easier for doctors and facilities and that there will be fewer incidents of doctors being reimbursed incorrectly. We expect that the new code, once the process to establish it is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for Essure, and accelerate the coverage of Essure by private insurance companies and Medicaid.

      We have a limited history of operation and have incurred significant operating losses since our inception in 1992. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In February 2004, we completed a private placement of common stock to generate enough cash to help us to reach profitability. However, if our revenue growth does not materialize as planned, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

Critical Accounting Estimates and Policies

      The consolidated financial statements include accounts of the Company and all wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Management analyzes historical returns, customer payment histories, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of warranty and other allowances. The primary estimates underlying the Company’s consolidated financial statements include allowance for doubtful accounts receivable, reserves for obsolete and slow moving inventory, product warranty, income taxes and accrual for other liabilities. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

      Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for potentially excess and obsolete inventories are provided based on historical experience and current product demand. We have not experienced any significant write-off of potentially excess and obsolete inventories in the past. However, this could change as we increase production volumes to satisfy product demand. If sales expectations and production volumes become mismatched and are not adjusted timely, we may experience material write-offs in the future.

      In addition, we evaluate our inventory on a quarterly basis to ensure that our inventory valuation does not exceed net realizable value. Although unlikely, if we experience a significant drop in our average selling price that is below our actual cost of production, we may incur significant write-downs of inventory.

      Revenue Recognition. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We have numerous international distributors in Europe, Australia and Asia. Our revenue recognition policy for distributors is consistent with our policy for direct customers. We entered into written distribution contracts with our distributors with fixed terms and price and consider delivery to have occurred at the time of shipment. We do not currently accept product returns from customers or distributors. We may in the future decide to accept returns from customers or distributors, which will significantly change our revenue recognition policy and materially impact our financial statements. We may be required to defer all of our revenues until sufficient historical data is established to support an adequate return reserve.

      Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Our exposure to credit losses may change as we increase our receivables. Changes in customer type and mix, as well as domestic and international economic climate, will also impact potential credit losses. We may decide to change our bad debt reserve methodology in the future to better estimate credit losses. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past.

      Warranty Accrual. We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experiences and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. Warranty expense will increase as we increase our net sales. Warranty reserve rates may change when we change manufacturing process or change our third-party manufacturing contractor. Although our warranty expenses have historically been within our expectations and the allowance established, we may not continue to experience the same warranty expense rate that we have in the past.

      Impairment of Long-Lived Assets. We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment and the Essure license acquired from a patent litigation settlement in 2003 (see Item 3), whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

      Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2003 and December 31, 2002, included property and equipment of $2.0 million and $2.5 million, respectively, and other identifiable intangible assets of $2.0 million and none, respectively.

      Functional Currency. We have a wholly owned foreign subsidiary in Australia and also have a wholly owned subsidiary in France. In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records into U.S. dollars. Our two subsidiaries maintain accounting records in their local currencies and the functional currency is determined to be U.S. dollars. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll, and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiaries’ operations must also be considered. Since the U.S. dollar is deemed to be the functional currencies for our subsidiaries, any gain or loss associated with the translation of those subsidiaries’ financial statements is included in the consolidated statement of operations. If in the future we determine that there has been a change in the functional currency of a subsidiary from U.S. dollars to its local currency, any translation gains or losses arising after the date of change would be included within other comprehensive income. The determination of functional currency is subject to judgment by the management.

      Contingencies. We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

RESULTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

Net Sales

      Net sales were $7.7 million in 2003, of which 77% were from United States, 14% were from Europe, 7% were from Australia and 2% were from Asia and Canada. Net sales were $1.7 million in 2002, of which 47% were from Europe, 42% were from Australia, 6% were from Asia and Canada and 5% were from United States.

      The following table summarizes the above information related to net sales by geographic region in tabular format:

	December 31, 2003	December 31, 2002

Net Sales (in thousands)	$7,700	$1,700
United States	77%	5%
Europe	14%	47%
Australia	7%	42%
Others	2%	6%

      Net sales are attributed to region based on the shipping location of the external customers.

      The increase in net sales of $6.0 million or 353% is the result of commercialization of Essure in the United States. Shortly after FDA approval of Essure in the United States in November 2002, we began an aggressive launch of Essure in the United States and as a result, dramatically increased net sales generated within United States. In addition to increased number of units sold, the increase in average selling price also contributed to the increase in net sales. Our worldwide average selling price increased from $460 to $830 because of the higher selling price in the United States, which was approximately $980 per unit throughout 2003.

      In early 2003, we targeted groups of gynecological practices with the goal of training, inclusive of preceptorship, approximately 700 physicians by the end of 2003. During the second quarter of 2003, we started to focus on one-on-one training sessions to new physicians who have pre-scheduled Essure cases. This is to accelerate the training process and to control training costs. As of December 31, 2003, we have a total of 792 doctors that have either completed or are in the process of completing preceptorship. Our accomplishment in obtaining the number of physicians trained is very important because it not only provides us with a strong referral base within major metropolitan areas we have targeted, but it will also create the leverage to help us gain additional reimbursement coverage.

      We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Another important factor is the average procedure performed per physician per month, or utilization. During 2003, our utilization rates declined from a high of over three procedures per month per physician in the first quarter to a utilization of slightly less than one procedure per month per physician in the fourth quarter of 2003. We believe this decline is primarily related to the intended focus of the field sales and training forces on preceptoring doctors, as opposed to calling on existing doctors in order to increase utilization rates. We also believe that the reimbursement environment for gaining coverage of a technologically new medical device such as Essure creates a level of frustration among physicians and facilities when either not all patients are covered by a third-party payor or when claims submissions are delayed or denied inadvertently by payors. This frustration can cause physicians, who otherwise are positive about the technology, to temporarily stop performing the procedure until the reimbursement environment is more assured.

      We have been working diligently with third-party payors to make sure they understand the benefits of Essure. To date, United States physicians and facilities using Essure have been reimbursed for the procedure under existing Current Procedural Terminology, or CPT codes. Currently, many of the nation’s leading hospitals have physicians on their medical staffs that now offer Essure to patients who are seeking permanent birth control. The National Blue Cross/ Blue Shield Association has issued a positive recommendation to its local members to cover the Essure procedure. Additionally, Aetna United States Healthcare, the largest United States provider have also joined a list of leading health insurance companies who have established a coverage policy for Essure, making Essure available to women and couples seeking an alternative to tubal ligation or vasectomy in the United States. By the end of 2003, we estimate that we have payor coverage of 124 million lives or 59% of the total insured, non-Medicare U.S. population.

      In February 2004, we announced our expected net sales for 2004 to be approximately $15.0 million to $16.0 million, which represents more than 100% growth from 2003. We expect net sales from the United States will continue to be the major contributor of our global net sales. We have established goals and programs to increase the number of covered lives under third-party insurance payers, the number of doctors preceptored and to increase physician utilization of the Essure procedure. Furthermore, we have signed an exclusive U.S. co-marketing agreement with GYNECARE, Worldwide division of Ethicon, Inc., in order to market the Essure device to a group of doctors that perform permanent female sterilization which we have not previously targeted. We believe our revenue growth in 2004 will be significantly influenced by how successful we are in achieving those objectives.

Gross Profit

      Cost of goods sold increased by $3.4 million to $6.5 million in 2003 as compared to $3.1 million in 2002. Our gross profit was negative in the fourth quarter of 2002 as compared to 20% in the fourth quarter of 2003 and it has increased from 0% in the first quarter of 2003 to 20% in the fourth quarter of 2003. The increase was primarily due to increase in production volume and increase in our average selling price. Our worldwide average selling price increased from $460 to $830 because of the higher selling price in the United States, which was approximately $980 per unit throughout 2003. With respect to 2004, we expect our production costs to continue to decrease due to the expected increase in production volume. We are also in the process of transitioning almost all of our manufacturing activities to a third party manufacturer in Mexico. This outsource effort will further decrease our production costs and increase gross profit. We expect to receive FDA approval for the process at the subcontractor by the end of the first quarter of 2004. Although we expect lower production costs to improve our gross profit, our anticipated gross profit will fluctuate in correlation to revenue growth as production costs remain sensitive to production volume.

Operating Expenses

      Research and development expenses, which include clinical, regulatory and product development, decreased by $2.2 million to $6.0 million in 2003 as compared with $8.2 million in 2002. The decrease is primarily due to transfer of research and development personnel to assist with improving manufacturing process ($1.4 million); completion of activities pertaining to the PMA application process and completion of certain research and development projects such as the coil catheter study ($0.6 million); reduction in material expenditures for research and development needs ($0.2 million). Research and development costs in 2004 are expected to remain relatively consistent to that of 2003 levels as we complete our Pivotal and Phase II clinical trials and continue to invest in product development of new or alternative product designs.

      Selling, general and administrative expenses increased by $11.9 million to $35.3 million in 2003 as compared to $23.4 million in 2002. The $11.9 million expenditure increase was due to United States commercialization. The increases primarily were attributable to a $4.8 million increase in domestic selling, marketing and U.S. physician training and strategic reimbursement expenditures; a $3.3 million increase in payroll related expenses for U.S. sales; a $1.8 million increase in legal fees mainly attributable to the settlement of the Ovion lawsuit; a $1.4 million increase in expenses related to the hiring and relocation of our chief executive officer; a $1.2 million increase in general and administrative infrastructure expenses to support the overall growth in the areas of sales, physician training and reimbursement and a $1.1 million increase in advertising and public relation expenses. Internationally, expenditures decreased by $1.7 million as we focused our resources on the development of Essure in the United States. In 2004, we expect to have limited international expenditures since we have already completed the divesture agreement with our French subsidiary in January 2004 and we are in the process of completing a similar agreement with our Australian subsidiary.

      Selling, general and administrative expenses are expected to decrease in 2004 as compared to 2003 due to the settlement of the Ovion litigation, discontinuation of funding for our French operation and planned discontinuation of funding for our Australian operation, and the nonrecurring expenses related to the CEO transition.

Other Income and Expenses

      Interest and other income decreased by $222,000 in 2003 as compared to 2002. The decrease is due to decreases in our average cash balances and lower average interest rates paid on our invested funds. We invest our excess cash in high quality, short-term commercial paper, government securities and money market funds. Interest and other expenses decreased by $256,000 relating to a one-time settlement charge recorded in 2002 in connection with a 1997 distribution agreement related to our discontinued product.

Income Taxes

      As a result of our net loss of $39.5 million, we incurred no income tax expense in 2003. As of December 31, 2003, we had net operating loss carry forwards for federal and state income tax purposes of approximately $153.0 million and $59.0 million, respectively. In addition, at December 31, 2003, we had federal and state research credit carry forwards of approximately $1.8 million and $1.6 million, respectively. The net operating loss and credit carry forwards described above will expire at various dates beginning in the years 2008 through 2023, if not utilized. Use of the net operating losses and credits may be subject to a substantial annual limitation by the Internal Revenue Service. The annual limitation may result in the expiration of net operating losses and credits before we can use them to reduce future earnings, if any. Because of the Company’s lack of earnings history and anticipated net loss, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $14.8 million, $14.6 million and $7.5 million during 2003, 2002 and 2001, respectively.

Years Ended December 31, 2002 and 2001

Net Sales

      Net sales were $1.7 million in 2002, of which 47% were from Europe, 42% from Australia, 6% from Asia and Canada and 5% from the United States. Net sales were $0.4 million in 2001, of which 77% were from Australia, 14% from Singapore, 9% from Europe and none from the United States. The increase in net sales of $1.3 million is the result of increased commercialization of Essure in various regions of the world, including the United States.

      The following table summarizes the above information related to net sales by geographic region in tabular format:

	December 31, 2002	December 31, 2001

Net Sales (in thousands)	$1,700	$400
United States of America	5%	—
Europe	47%	9%
Australia	42%	77%
Other	6%	14%

      Net sales were attributable to regions based on shipping location of the external customers.

Gross Profit

      Cost of goods sold increased by $1.6 million to $3.1 million in 2002 as compared to $1.5 million in 2001. The increase was primarily due to an increase in units sold and our investment in manufacturing infrastructure, staff and capacity to transition to commercial scale manufacturing. During 2001, our manufacturing infrastructure was still in a pilot manufacture phase supporting only limited clinical, research and development needs. As we started to commercialize Essure internationally in Australia and Europe in 2002, we began to build and expand our manufacturing infrastructure. We increased head count in manufacturing, improved and expanded our manufacturing facility and strengthened our quality control department in anticipation of FDA approval of which we received in late November 2002.

Operating Expenses

      Research and development expenses, which include clinical, regulatory, quality assurance and pilot manufacturing expenses, increased by $0.2 million to $8.2 million in 2002 as compared with $8.0 million in 2001. The increase is primarily due to activities pertaining to the PMA application process.

      Selling, general and administrative expenses increased by $13.6 million to $23.4 million in 2002 as compared to $9.8 million in 2001. Expenditures in sales and marketing increased dramatically due to United States commercialization efforts. The increases primarily were attributable to a $3.9 million increase in domestic selling, marketing and strategic reimbursement headcount and other employee related expenses; a $2.9 million increase in connection with establishment of a professional education department to facilitate the training of doctors which we believe is essential to the successful commercialization of Essure; and a $1.3 million increase related to advertising and tradeshows. We were present in several major medical conferences and meetings, such as AAGL (American Association of Gynecologist Laparoscopists) to increase awareness of Essure in the medical community; and we have also retained outside public relations firms and advertising agencies to increase awareness of Essure. In addition, we have added a strategic reimbursement department to address third party payor matters. Internationally, expenditures increased by $2.8 million in connection with establishing a French sales division to develop the European market and expenditures related to our Australian subsidiary increased moderately by $0.4 million due primarily to marketing activities. General and administrative infrastructure expenses also increased by $2.3 million to support the growth and expected growth of the Company.

Other Income and Expenses

      Interest and other income increased by $153,000 in 2002 as compared to 2001. The increase is primarily due to higher average cash balance in 2002 due to the completion of our secondary public offering completed in June 2002. Interest and other expenses increased by $264,000 relating to a one-time settlement charge recorded in 2002 in connection with a 1997 distribution agreement related to our discontinued product.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or results of operations.

Liquidity and Capital Resources

      We have experienced significant operating losses since inception and as of December 31, 2003, had an accumulated deficit of $157.3 million. We have financed our operations since inception primarily through equity financings. In February 2004, we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share. Our net proceeds from the private placement were approximately $23.9 million, after deducting offering costs and commissions. The proceeds will be used to fund operations and we expect these will ensure that we have sufficient capital resources to reach profitability. Once we reach profitability, we expect to finance our operation through cash received from sales of our product. However, if our revenue growth does not materialize as planned, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

      As of December 31, 2003, we had cash, cash equivalents, and restricted cash of $30.9 million compared with $70.7 million of cash, cash equivalents, restricted cash and short-term investments at December 31, 2002. The decrease in these balances as of December 31, 2003 was due to $40.9 million of cash used in operating activities and $0.9 million of capital expenditures, offset by $1.9 million of cash received from the exercise of stock options and $0.1 million of cash due to the effect of exchange rate changes on cash. We expect cash used by operating activities to decrease in 2004 as we increase net sales and control operating expenses.

     Operating Activities

      Net cash used in operating activities was $40.9 million in 2003, $31.1 million in 2002 and $18.6 million in 2001. The net cash used in operating activities in 2003 was primarily related to our net loss of $39.5 million adjusted for non-cash related item of $2.2 million relating to depreciation and amortization, stock option expenses and provision for bad debt allowance. The increase in accounts receivable of $1.1 million and other assets of $2.1 million also contributed to cash used by operating activities. Net cash used in operating activities in 2002 and 2001 were primarily our net loss adjusted for non-cash related items such as depreciation, amortization, stock option expenses and bad debt allowance. Increase in inventories and accounts receivables, offset by increases in accounts payable and other accrued liabilities also contributed to cash used in operating activities for 2002 and 2001. The increases in net loss, inventories, accounts receivable, accounts payable and other accrued liabilities in 2002 and 2001 were related to our expansion in all areas as we transitioned from an early-stage, pilot manufacturing company to commercialization.

      The increase of $2.1 million in other assets primarily relates to an upfront royalty payment made in connection with our settlement agreement with Ovion Inc.

      The increase in accounts receivable of $1.1 million in 2003 is due to increased net sales. We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established credit and collection policy to facilitate our collection process and reduce our credit loss exposure. Our worldwide days sales outstanding has improved from 92 days in 2002 to 51 days in 2003. The improvement is primarily because greater percentage of our accounts receivable are domestic customers, and previously, most of our customers were international; domestic receivable have shorter standard payment terms than international customers. We are still at the early stage of marketing our product and accounts receivables has not been our major source of capital. As we grow our business and increase our revenues, we expect to primarily rely on accounts receivables as the capital resources to fund our operations.

     Investing Activities

      Net cash provided by investing activities was $10.1 million in 2003. Net cash used in investing activities in 2002 was $13.0 million. Net cash provided by investing activities in 2001 was $6.6 million. The increase in net cash provided by investing activities in 2003 consisted primarily of the maturation of short-term investments of $18.0 million offset by the purchase of short-term investments of $7.0 million and $0.9 million of capital expenditures.

      Our capital expenditures in 2003, 2002 and 2001 were $0.9 million, $2.0 million and $1.2 million respectively. In 2003, capital expenditures were primarily related to website development as part of our marketing campaign to increase consumer awareness; and software management tool development to help us to gather meaningful data for management analysis and to gain better understanding of our customers and our market. In 2002 and 2001, the primary objective of those capital expenditures were to expand and improve our manufacturing facility to transition from pilot manufacturing to commercial manufacturing. In 2004, we expect our capital investment to continue in the area of website development and management tool development for better tracking and gathering of data so that management can have meaningful data for analysis and decision making.

     Financing Activities

      Net cash provided by financing activities was $1.9 million in 2003 as compared with $69.9 million in 2002. Net cash provided by financing activities was $41.1 million in 2001. The net cash provided by financing activities in 2003 consisted of net proceeds from the exercise of stock options. The net cash provided by financing activities in 2002 consisted primarily of the net proceeds from the follow-on public offering completed in June and July 2002, in which we sold 4.6 million shares of common stock at $16.00 per share. In 2001, we issued a total of 4.0 million shares of common stock, primarily in private placement transactions in April and November of 2001.

Cash Requirements, Contractual Obligations and Commitments

      We have operating lease obligations on our current building facilities and equipment. Estimated net lease payments due within a year and years 1-3 total $0.5 million and $0.3 million, respectively. We also have long-term obligations related to our Phase II clinical study and Pivotal trial. Estimated clinical trial liabilities due within a year and years 1-3 total $0.1 million and $0.2 million, respectively. Additionally, we have a $69,000 standby letter of credit commitment in connection with an equipment lease that expires in 2006. The letter of credit is renewable every year.

      The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2003 (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years

Operating lease obligations	$812,000	$525,000	$287,000
Clinical obligations	241,000	48,000	193,000

Total	$1,053,000	$573,000	$480,000

      On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system for ten years, and Ovion may not grant any additional such licenses to other parties. In exchange for such license, we are required to pay a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In January 2004, we paid $1.0 million in common stock to Ovion and we will be making another payment of $1.0 million in common stock to Ovion before the end of April 2004. Pursuant to the agreement, we made an upfront royalty payment of $2.0 million in the fourth quarter of 2003. The prepaid royalty will be used to offset our future royalty obligation to Ovion. Under the settlement agreement, we will pay 3.25% of our cumulative revenue derived from sale of the Essure products in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement.

      We expect to have negative cash flows from operations into at least 2005 and we estimate that our existing capital resources will be sufficient to meet our cash requirements into 2005. Our current quarterly cash usage is approximately $7.0 million to $8.0 million. We expect our quarterly cash usage to decrease gradually from quarter to quarter as our revenue increases. If our revenue growth in 2004 meets our current expectation of $15.0 million to $16.0 million and we achieve our forecasted expenses, we expect to exit 2004 with approximately $30.0 million of cash on hand. However, if our revenue growth does not materialize as planned and/or we incur unexpected extraordinary expenses, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

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

      Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in SPE transactions.

TRENDS, RISKS AND UNCERTAINTIES

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

      We have a limited history of operation with Essure and have incurred significant operating losses since our inception in 1992, including operating losses of $40.2 million in 2003, $33.1 million in 2002 and $18.8 million in 2001. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States. Our net losses may continue until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

If our product fails to gain market acceptance, our business will suffer.

      We are attempting to introduce a novel product into the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. We do not know whether physicians and patients will accept our product or whether we will be able to obtain their recommendations or endorsements in sufficient amounts to be profitable. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If Essure does not achieve significant market acceptance among physicians, patients and healthcare payors, even if reimbursement levels are sufficient and necessary international and United States regulatory approvals are maintained, we may never achieve significant revenues or profitability.

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

Our Co-Promotion Agreement with GYNECARE may not be successful.

      On October 30, 2003, we announced the signing of an exclusive U.S. co-promotion agreement with GYNECARE for marketing Essure in the United States. in combination with GYNECARE’S Thermachoice endometrial ablation product. Before joint marketing may begin however, the FDA must approve supplements to our PMA regarding marketing and labeling claims of the compatibility of the Essure and ThermaChoice device and treatment in the same patient. In addition, once the PMA supplements are approved by the FDA, if at all, the success of the joint marketing campaign would depend upon the effectiveness of our GYNECARE salesforce training programs, market demand for Essure in conjunction with the Thermachoice treatment and the efforts and commitment of GYNECARE to this new program.

We have limited sales and marketing experience and minimal distribution capabilities, and if we are unable to develop our sales and marketing capabilities or be successful in our co-marketing agreement with GYNECARE, we may be unsuccessful in commercializing Essure.

      In order to market, sell and distribute Essure, we will need to maintain and continue to develop a sales force and marketing group with relevant experience and continue to develop the relationship with GYNECARE for co-marketing the Essure device to the endometrial ablation market. Developing a marketing and sales force is expensive and time consuming and can impact the affectivity of our product launch. If we fail to establish adequate marketing and sales capabilities, we may be unable to commercialize Essure successfully. Furthermore, certain factors in our relationship with GYNECARE are outside of our control, such as the number of sales persons, their compensation and the number of products they are selling, which could adversely impact the revenues and market development we expect from this co-marketing agreement.

We have limited experience in manufacturing Essure in commercial quantities and are presently pursing the outsourcing of our manufacturing to a third party which may result in disruption to supply.

      We are in the process of transitioning our internal manufacturing operations to Venusa, a third party manufacturer located in Mexico, to manufacture the entire processes and assemblies of our product. Third-party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliances with FDA or other health authority requirements. We and/or Venusa may encounter manufacturing difficulties which could negatively impact or delay commercialization of Essure.

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

      We have received FDA approval to market Essure in the United States. If we lose that approval or fail to comply with existing or future regulatory requirements, it could delay or prevent us from generating further product revenues.

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

      We currently have applied for PMA approvals on four supplements: warning label changes for the concomitant use of Essure with Thermachoice; the 3 year effectiveness claim; the outsourcing manufacturing validation; and the proposed HSG substitute. There can be no guarantees that we will receive approvals on any or all of these submissions. Further, the timing of FDA approval is not something that we control and delays in approvals could materially impact our business.

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

We have been, and may in the future, be a party to patent litigation, which could be expensive and divert our management’s attention.

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

      We believe that we are free to make and sell our product, and that our product and its intended use does not infringe any valid patent rights of any other party. However, a third party, Ovion, Inc. (“Ovion”), brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believes that the claims of its patent and application cover Essure and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of no longer than ten years. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

      Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion’s claims should be included within our own patents. We requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for Essure before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the PTO, which might occur if interference is declared and if we are found to have priority of invention.

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

If we fail to manage our expansion, our business could be impaired.

      Although we have no current plans to do so, we may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business. If we fail to manage our growth and expansion, our business could be impaired.

We and our third-party manufacturer will depend upon third-party and single source suppliers for raw materials and finished goods and we do not have forward contracts with many of these suppliers.

      We and our third party manufacturer purchase both raw materials used in our product and finished goods from various suppliers, and we rely on single source for one component of our product, the polyester fiber. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us or our third party manufacturer with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could delay commercialization of

Essure, particularly as our third-party manufacturer scales up its manufacturing activities in support of United States and international commercial sales of Essure.

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

      We are aware of a company that is in the earlier stages of development for non-incisional permanent contraception devices, and other companies may develop products that could compete with Essure. Competitive factors may render Essure obsolete or noncompetitive or reduce demand for Essure.

If we experience difficulties in our sales and operations, our financial condition will be harmed.

      Our financial condition is highly dependent on the sale of Essure in the United States and other countries. If we experience difficulties in our domestic and international sales and operations, our business will suffer and our financial condition will be harmed. Our domestic and/or international operations and sales are subject to a number of risks, including:

•	difficulties in accounts receivable collection;

•	recessions in economics;

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in United States and other countries; and

•	political and economic instability.

Our future liquidity and capital requirements are uncertain.

      As we commercialize Essure on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our selling and marketing activities. We expect to have negative cash flows from operations into at least 2005. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	the rate of product adoption by doctors and patients;

•	obtaining government and third-party reimbursement for Essure;

•	the resources devoted to increasing manufacturing capacity to meet commercial demands;

•	our ability to reduce our cost of sales;

•	the resources devoted to establish sales and marketing and distribution capabilities; and

•	the progress and cost of product development programs.

Our future quarterly results may fluctuate.

      Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

•	the rate at which new physicians are trained;

•	actions relating to reimbursement matters;

•	the rate at which we establish United States and international distributors or marketing partners and the degree of their success;

•	the extent to which Essure gains market acceptance;

•	the timing and size of distributor purchases; and

•	introduction of competitive products.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

      Foreign Currency Exchange Risk: Our expenses, except for those related to Europe and Australia, were denominated in U.S. dollars. Our revenues, 23%, 95% and 100% of which were in foreign currencies in 2003, 2002 and 2001, respectively, were immaterial in relation to our overall financial position. As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. As of December 31, 2003, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

Item 8.	Consolidated Financial Statements and Supplementary Data

      Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 47.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During our two most recent fiscal years and through the date of this report, we have had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      We engaged PricewaterhouseCoopers LLP as our independent auditor effective January 11, 2002.

Item 9A.	Controls and Procedures

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

      As of December 31, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls during the most recent fiscal quarter.

PART III

      Certain information required by Part III is incorporated by reference from our proxy statement (the “Proxy Statement”) for our annual meeting of stockholders to be held May 11, 2004, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item as to our executive officers is set forth in “Item 1 — Business — Executive Officers of the Company” in this Form 10-K. The information required by this item as to our directors is incorporated by reference from the information under the caption “Proposal No. 1 Election of Directors” in the Proxy Statement. The information required by this item as to compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

      We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is being filed as an exhibit of this report and is available on our website at www.conceptus.com.

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

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

           (1) Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

           (2) Financial Statement Schedules

The following financial statement schedule of Conceptus, Inc. for the years ended December 31, 2003, 2002, and 2001 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.’s Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts

Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

           (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant.
3	.3(1)	Bylaws of Registrant.
3.4		Amendment to the Bylaws of the Registrant.
10	.1(1)	Form of Indemnification Agreement for directors and officers.
10	.2(3)*	Amended and Restated 1993 Stock Plan.
10	.3(1)*	1995 Employee Stock Purchase Plan.
10	.4(4)*	1995 Directors’ Stock Option Plan.
10	.5*	Amended and Restated 2001 Equity Incentive Plan.
10	.6(5)*	Amended and Restated 2002 Non-Qualified Stock Option Plan.
10	.7(6)*	Form of Senior Management Change of Control Agreement.
10	.8(6)*	Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall.
10	.9(7)*	Master Consulting Agreement with Florence Comite dated September 10, 1997.
10	.10(8)	Relocation bonus agreement dated April 25, 2002 between the Registrant and Stan Van Gent.
10	.11(8)	Promissory note dated April 25, 2002 between the Registrant and Stan Van Gent.
10	.12(8)	Promissory note dated May 22, 2002 between the Registrant and Stan Van Gent.
10	.13(1)	Supplier Agreement dated March 29, 1995 between the Registrant and Advanced Cardiovascular Systems, Inc.
10	.14(1)	License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc.
10	.15(9)	Lease agreement dated November 14, 2000 with Dani Investment Partners.
10	.16(15)	Offer and Acceptance of Lease Extension with Dani Investment Partners dated September 12, 2003.
10	.17(10)	Lease Agreement with Three Sisters Ranch Enterprises dated April 15, 1997.
10	.18(5)	First Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.19(5)	Second Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.20(5)	Third Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.21(11)	Fourth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.22(15)	Fifth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

Exhibit
Number		Description

10	.23(14)	Preferred Shares Rights Agreement, dated as of February 27, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10	.24(16)	Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc.
10	.25(17)	Share Purchase and Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant.
10.26		Contract Manufacturing Agreement, dated as of June 20, 2003, between the Registrant and Venusa, Ltd.
10	.27(18)*	Letter Agreement by and between the Company and Mark M. Sieczkarek, dated April 15, 2003.
10	.28(15)*	Amended Letter Agreement by and between the Company and Mark Sieczkarek, dated July 25, 2003.
10	.29*	Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003.
14.1		Code of Ethics.
23.1		Consent of Independent Accountants.
24.1		Power of Attorney (See Page 71 of this Report).
31.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No, 333-89266) filed on June 4, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Report on Form 8-K filed on December 10, 1996.

(14)	Incorporated by reference to Exhibit 1 filed in response to Item 2 of the Registrant’s Report on Form 8-K filed on February 28, 1997.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 1 of the Registrant’s Report on Form 8-K filed on March 1, 2004

(17)	Incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed on March 1, 2004

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

      (b) Reports on Form 8-K

(1)	On October 24, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that the Company and Ovion, Inc. have arrived at an agreement to settle their ongoing patent infringement litigation matters.

(2)	On October 30, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing certain financial results for the financial quarter ended September 30, 2003.

(3)	On November 4, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that the Company signed an exclusive U.S. co-promotion agreement with GYNECARE Worldwide division of ETHICON, INC., involving Conceptus’ Essure non-incisional permanent birth control procedure and the GYNECARE THERMACHOICE* Uterine Balloon Therapy System, a treatment for menorrhagia (heavy menstrual bleeding) in pre-menopausal women.

(4)	On November 21, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing the appointment of Gregory E. Lichtwardt, to the position of executive vice president, treasurer and chief financial officer.

(5)	On December 15, 2003, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release commenting on the outlook for Company financial and operational performance during 2004.

CONCEPTUS, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Conceptus, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Conceptus, Inc. (the “Company”) and its subsidiaries at December 31, 2003 and 2002 and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 15, 2004

Item 1.	Consolidated Financial Statements

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$30,794	$59,673
Short-term investments	—	10,992
Restricted cash	69	69
Accounts receivable, net of allowance for doubtful accounts of $164 and $45 at December 31, 2003 and 2002, respectively	1,582	581
Inventories, net	2,682	2,524
Other current assets	504	797

Total current assets	35,631	74,636
Property and equipment, net	2,031	2,474
Intangibles assets, less accumulated amortization of $50	1,950	—
Other assets	2,238	185

Total assets	$41,850	$77,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,698	$3,148
Clinical trial liabilities	48	182
Accrued compensation	2,691	2,614
Other accrued liabilities	2,443	420

Total current liabilities	7,880	6,364
Long-term clinical trial liabilities	193	217
Other long-term liabilities	40	—

Total liabilities	8,113	6,581

Commitments and Contingencies (Notes 6 and 10) Stockholders’ equity:
Preferred stock:
$0.003 par value, 3,000,000 shares authorized; no shares issued or outstanding at December 31, 2003 and 2002	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,0000 shares authorized, 21,817,066 and 21,349,441 shares issued and outstanding at December 31, 2003 and 2002, respectively	190,971	188,435
Accumulated other comprehensive income	26	11
Accumulated deficit	(157,260)	(117,732)

Total stockholders’ equity	33,737	70,714

Total liabilities and stockholders’ equity	$41,850	$77,295

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Net sales	$7,700	$1,650	$401
Cost of goods sold	6,537	3,142	1,456

Gross profit (loss)	1,163	(1,492)	(1,055)

Operating expenses:
Research and development	6,048	8,230	7,983
Selling, general and administrative	35,306	23,417	9,776

Total operating expenses	41,354	31,647	17,759

Operating loss	(40,191)	(33,139)	(18,814)
Interest and other income and expenses:
Interest and other income	674	896	743
Interest and other expenses	(11)	(267)	(3)

Net loss	$(39,528)	$(32,510)	$(18,074)

Basic and diluted net loss per share	$(1.83)	$(1.71)	$(1.33)

Weighted-average shares used in computing basic and diluted net loss per share	21,565	18,968	13,561

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock &		Accumulated
	Additional Paid-In Capital		Other		Total
			Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Income	Deficit	Equity

	(In thousands, except share and per share amounts)
Balances as of January 1, 2001	11,701,733	$77,107	$—	$(67,148)	$9,959
Issuance of common stock for cash upon exercise of options	697,144	1,507	—	—	1,507
Issuance of common stock for cash from employee stock purchase plan	18,582	219	—	—	219
Issuance of common stock for cash pursuant to two private financings, net of issuance costs of $2,957	3,968,858	39,362	—	—	39,362
Issuance of stock options to consultants for services	—	202	—	—	202
Issuance of common stock for warrant exercise	12,469	—	—	—	—
Net loss	—	—	—	(18,074)	(18,074)

Balances as of December 31, 2001	16,398,786	118,397	—	(85,222)	33,175
Issuance of common stock for cash upon exercise of options	285,813	966	—	—	966
Issuance of common stock for cash from employee stock purchase plan	29,842	319	—	—	319
Issuance of common stock for cash pursuant to secondary public offering, net of issurance costs of $5,502	4,635,000	68,658	—	—	68,658
Issuance of stock options to consultants for services	—	95	—	—	95
Cumulative translation adjustments	—	—	11	—	11
Net loss	—	—	—	(32,510)	(32,510)

Balances as of December 31, 2002	21,349,441	188,435	11	(117,732)	70,714
Issuance of common stock for cash upon exercise of options	429,393	1,526	—	—	1,526
Issuance of common stock for cash from employee stock purchase plan	38,232	387	—	—	387
Issuance of stock options to consultants for services	—	623	—	—	623
Cumulative translation adjustments	—	—	15	—	15
Net loss	—	—	—	(39,528)	(39,528)

Balances as of December 31, 2003	21,817,066	$190,971	$26	$(157,260)	$33,737

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net loss	$(39,528)	$(32,510)	$(18,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,427	1,135	670
Stock compensation expense	623	95	202
Allowance for doubtful accounts	119	31	14
Provision for inventories	62	60	168
Changes in operating assets and liabilities:
Accounts receivable	(1,112)	(364)	(261)
Inventories	(153)	(1,450)	(1,235)
Other current assets	316	(216)	(497)
Other assets	(2,053)	193	(46)
Accounts payable	(508)	1,307	826
Accrued and other liabilities	61	1,107	632
Clinical trial liabilities	(158)	(509)	(1,002)

Net cash used in operating activities	(40,904)	(31,121)	(18,603)

Cash flows from investing activities
Purchase of investments	(6,989)	(23,916)	(5,153)
Maturities of investments	17,981	12,924	13,025
Capital expenditures	(935)	(1,959)	(1,175)
Restricted cash	—	—	(69)

Net cash (used in) provided by investing activities	10,057	(12,951)	6,628

Cash flows from financing activities
Proceeds from issuance of common stock, net	1,913	69,943	41,088

Net cash provided by financing activities	1,913	69,943	41,088

Effect of foreign exchange rate changes on cash	55	68	—

Net (decrease) increase in cash and cash equivalents	(28,879)	25,939	29,113
Cash and cash equivalents at beginning of year	59,673	33,734	4,621

Cash and cash equivalents at end of year	$30,794	$59,673	$33,734

Supplemental Information:
Acquisition of license	$2,000	$—	$—
Cash paid during the period for:
Interest	$11	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Ownership and Business

      Conceptus, Inc. (“Conceptus,” the “Company”) was incorporated in the state of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. The Company manufactures and markets EssureTM, an innovative medical device and procedure designed to provide a non-incisional alternative to tubal ligation, the leading form of contraception worldwide. The Essure device is a unique and proprietary micro-insert designed to be deployed permanently into each fallopian tube using the Company’s minimally invasive transcervical tubal access catheter system. Clinical studies have shown that the Essure device induces an occlusive tissue response. The Company’s catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. (“Target”), a business unit of Boston Scientific Corporation (“BSC”), and licensed exclusively to Conceptus in the field of reproductive physiology.

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

      In January 2004, the Company has completed the sale of its wholly owned French subsidiary for a nominal amount to an investor group comprised of its former French management team and signed a long-term exclusive distribution agreement for Essure with the acquiring group for the European, Middle East and African markets. The sale agreement includes a long-term call option that is intended to enable the Company to repurchase the French company at predetermined prices and time periods that are typical for a distribution company. The transaction did not have any material financial impact to the Company’s consolidated financial statements.

      The Company has a limited history of operation and has incurred significant operating losses since its inception in 1992. The Company will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In February 2004, the Company completed a private placement of common stock to generate enough cash to help it to reach profitability. However, if the Company’s revenue growth does not materialize as planned, it may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

2.	Summary of Significant Accounting Policies

Basis of Consolidation and Foreign Currency Translation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Functional Currency. The Company has a wholly owned foreign subsidiary in Australia, and also has a wholly owned subsidiary in France. In preparing the Company’s consolidated financial statements, it is required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records into U.S. dollars. The Company’s two subsidiaries maintain their accounting records in their local currencies and the functional currency is determined to be U.S. dollars. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll, and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiaries’ operations must also be considered. Since U.S. Dollar is deemed to be the functional currencies for the Company’s subsidiaries, any gain or loss associated with the translation of those subsidiaries’ financial statements is included in the consolidated statement of operations. Currency gain and loss is reported under interest and other income in the

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations. Currency gain recognized was $80,000 in 2003, currency loss recognized was $41,000 in 2002 and currency gain recognized in 2001 was immaterial.

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s consolidated financial statements include allowance for doubtful accounts receivable, reserves for obsolete and slow moving inventory, product warranty, income taxes and accrual for other liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

      The Company invests cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government backed securities, is limited.

      The Company’s net sales to date consist of product revenues from physicians, hospitals and distributors located in Australia, Canada, Europe, Indonesia, Singapore and the United States of America. The Company does not require collateral and provides for estimated credit losses based on customer credit assessment.

      The following table summarizes customers with greater than 10% of the Company’s net sales for the years ended December 31, 2003, 2002 and 2001:

	Years Ended
	December 31,

	2003	2002	2001

Customer A	—	41%	15%
Customer B	—	—	23%
Customer C	—	16%
Customer D	—	13%

      The following table summarizes customers with outstanding accounts receivable balance greater than 10% of the Company’s total outstanding accounts receivable as of December 31, 2003 and 2002.

	As of
	December 31,

	2003	2002

Customer B	11%	22%
Customer C	15%	25%
Customer D		24%

      The Company is a one-product company and its only product, Essure, received approval from the United States Food and Drug Administration (“FDA”) in November 2002. Internationally, the Company received CE Mark approval to market its products from the European regulatory agency in February 2001. The Company also has regulatory clearance in Australia and Canada to distribute its product. The Company cannot be assured that necessary approvals or clearances will be obtained in other countries. If the Company is denied approval or clearance or if approval or clearance is delayed or withdrawn, it may have a material adverse impact on the Company.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is subject to risks common to companies in the medical device industry including, but not limited to uncertainty of market acceptance of products, reimbursement from insurance carriers, compliance with government regulations, and protection of proprietary technology, product liability and the need to obtain additional financing. Certain components that meet the Company’s requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify these risks. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Cash, Cash Equivalents and Investments

      The Company considers all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with financial institutions in the U.S. and invests its excess cash in money market funds, corporate notes and government securities, which bear minimal risk. At times, these deposits may be in excess of federally insured amounts.

      Management considers all of their investments as available-for-sale. Available-for-sale investments are carried at estimated fair value, with the unrealized gains and losses, if material, reported in stockholders’ equity until realized. The fair values for marketable debt investments are based on quoted market prices. At December 31, 2003 and 2002, the fair value of investments approximates cost. Realized gains and losses, computed using the specific identification cost method, were immaterial for the periods presented. Interest and dividends on investments classified as available-for-sale are included in interest and other income.

Restricted Cash

      At December 31, 2003 and 2002, the Company has restricted cash of $69,000, which represents a certificate of deposit held under a letter of credit related to an equipment lease. The certificate of deposit is renewable every year with a five-year term that expires in 2006.

Inventories

      Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecast.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. External direct costs of material and services consumed in website development during the application development stage are capitalized. Capitalized website costs are amortized using the straight-line method over the estimated useful life.

Intangible Assets

      Intangible assets as of December 31, 2003 are principally comprised of a technology license obtained as a result of the settlement of a patent litigation with Ovion, Inc. (See Note 10). The license was acquired at a cost of $2,000,000 and has an expected useful life of ten years from the date of settlement. Amortization expense of $50,000 has been classified as cost of goods sold on the Company’s consolidated statement of operations for the year ended December 31, 2003 and is measured using the straight-line method. Estimated

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future amortization expense for each of the years ended December 31, 2004 through 2012 is $200,000 per year and $150,000 for the year ended December 31, 2013.

Other Assets

      Prepaid royalty as of December 31, 2003 represents the un-amortized balance of a $2,000,000 payment that the Company made to Ovion, Inc. as a result of the settlement of a patent litigation (See Note 10) and has been classified with other assets on the Company’s consolidated balance sheet. In accordance with the terms of the settlement agreement, the Company’s prepaid royalties will be fully amortized when its cumulative net sales reach $136,500,000 thereby resulting in an effective royalty rate of 1.47%. The Company is amortizing the prepayment to cost of goods sold over its net sales using this effective rate.

Impairment of Long-Lived Assets

      The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates the carrying value of its long-lived assets, consisting primarily of property and equipment and the Essure license acquired from a patent litigation settlement in 2003 (see Note 10), whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flow to the related asset’s carrying value. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in market value or significant reductions in projected future cash flows. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

Fair Value of Financial Instruments

      For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s consolidated financial statements, the carrying amounts approximate fair value due to their short maturities. Estimated fair values for short term investments, which are disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Warranty

      The Company offers warranties on its products and records a liability at the time the products are sold for the estimated future costs associated warranty claims, which is based upon historical experiences and the Company’s estimate of the level of future costs. Warranty costs are reflected in the consolidated statement of operations as cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the years ended December 31, 2003 and 2002 follows (in thousands):

	As of
	December 31,

	2003	2002

Beginning warranty accrual	$28	$—
Accruals for warranties issued during the year	186	28
Settlements made in kind during the year	(115)	—

Ending warranty accrual	$99	$28

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Product revenue is recognized when title and risk of ownership has been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, remaining obligations are insignificant and collectability is reasonably assured. Revenue from product sales to distributors is recognized in the same manner as product sales to customers. Net sales generated by distributors were 12%, 53% and 16% for the years ended December 31, 2003, 2002 and 2001, respectively. The Company does not currently accept product returns from customers or distributors. Where appropriate, provision is made for estimated warranty costs relating to product sales at the time revenue is recognized.

Research and Development

      Research and development costs are expensed as incurred.

Advertising Costs

      Advertising costs are expensed as incurred. Total advertising expenses were approximately $2,000,000, $2,000,000 and $1,100,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

      As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” (SFAS No. 148) the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation costs for stock options granted to employees and directors are measured as the excess, if any, of the quoted market price of the Company’s stock on the date of the grant over the amount an employee must pay to acquire the stock.

      The following table provides a reconciliation of net loss to pro forma net loss as if compensation cost for all of the Company’s employee stock option grants including grants under the Employee Stock Purchase Plan (“ESPP”), had been determined based on the fair value of the stock option at the date of grant consistent with the provision of SFAS No. 123 (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net loss, as reported	$(39,528)	$(32,510)	$(18,074)
Add: Total stock based employee compensation expense determined under fair value based method for all awards	(6,543)	(5,650)	(2,465)

Pro forma net loss	$(46,071)	$(38,160)	$(20,539)

Basis and diluted net loss per share As reported	$(1.83)	$(1.71)	$(1.33)

Pro forma	$(2.14)	$(2.01)	$(1.51)

      Stock based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock compensation expenses relating to non-employees was $623,000 in 2003, of which $300,000 was allocated to research and development expense and $323,000 was allocated to selling, general and administrative expense.

      Stock compensation expense relating to non-employees was $95,000 in 2002, of which $30,000 was allocated to research and development expense and $65,000 was allocated to selling, general and administrative expense. Stock compensation expenses relating to non-employees was $202,000 in 2001, of which $106,000 was allocated to research and development expense and $96,000 was allocated to selling, general and administrative expense. The Company did not have any stock compensation expenses for employees in 2003, 2002 and 2001.

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

      The following outstanding options, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	As of December 31,

	2003	2002	2001

Outstanding options	4,317	3,540	2,459

Segment Information

      The Company operates in one business segment, which encompasses all the geographical regions. Management uses one measurement of profitability and does not segregate its business for internal reporting.

      Net sales by geographic region, based on shipping location of the external customer, is as follows:

	Years Ended December 31,

	2003	2002	2001

Net sales (in thousands)	$7,700	$1,700	$400
United States	77%	5%	—%
Europe	14	47	9
Australia	7	42	77
Other	2	6	14

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long term assets by geographic region based on physical location of the assets is as follows:

	As of
	December 31,

	2003	2002

United States	98%	94%
Europe	1	4
Australia	1	2

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

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods, including interim periods, beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position or on its results of operations.

      In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or results of operations.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

      The following is a summary of available-for-sale investments (in thousands):

	Cost and Estimated
	Fair Value
	December 31,

	2003	2002

Cash and cash equivalents:
Cash	$552	$9,214
Money market funds	5,292	27,384
Government debt securities	12,300	3,000
Corporate notes	12,650	20,075

	$30,794	$59,673

Short-term investments:
Government debt securities	$—	$5,992
Corporate notes	—	5,000

	$—	$10,992

      At December 31, 2003 and 2002, the amortized cost basis of the available-for-sale investments represents the fair value of the investments due to their short maturities.

4.	Inventories, net (in thousands)

	December 31,

	2003	2002

Raw materials	$516	$867
Work-in-process	1,420	442
Finished goods	746	1,215

Total	$2,682	$2,524

5.	Property and Equipment (in thousands)

	December 31,

	2003	2002

Machinery and equipment	$1,356	$1,870
Office equipment and furniture and fixtures	3,332	3,969
Leasehold improvements	1,107	1,140

	5,795	6,979
Less: accumulated depreciation and amortization	(3,764)	(4,505)

Property and equipment, net	$2,031	$2,474

6.	Commitments

      In 2003, the Company renewed the lease on its current facility. The extended lease term will expire on December 31, 2005. In conjunction with a renewal of the lease in 2000, the Company granted the landlord a warrant to purchase 25,000 shares of common stock at $9.00 per share. The fair value of the warrant,

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined using the Black-Scholes pricing model was capitalized and amortized to rent expense over the term of the lease ending December 31, 2003. In 2001, the landlord fully exercised the warrant.

      In addition, the Company has an operating lease, effective May 1997, on an additional facility, which was renewed and extended to December 31, 2004. This facility had been subleased, since October 15, 1998, under a separate sublease agreement, which expired in May 2002. In December 2001, the sublease tenant and the Company agreed to early termination of the sublease agreement upon receipt of $150,000 from the subtenant to the Company as rent abatement. The rent abatement was amortized over the remaining period of the sublease. Internationally, the Company has an operating lease on a facility in France, which has a three-year term that expires in 2005. As of January 2004, the Company has completed the divestiture agreement with its French subsidiary. The lease obligation is transferred to the new entity and the Company is not longer liable to the lease obligation. The following table includes the lease obligation for France. The operating lease obligation in Australia is immaterial.

      Aggregate minimum annual rental commitments under the leases as of December 31, 2003 are as follows (in thousands):

2004	$525
2005	287

Total minimum rental commitment	$812

      Rent expense was $1,637,000 for the year ended December 31, 2003, including $42,000 office rent expense for the office in France. Rent expense, net of sublease income of zero and $496,000, was $1,493,000 and $947,000 for the years ended December 31, 2002 and 2001 respectively.

      In 2003, the Company entered into a settlement agreement with Ovion, Inc. (see Note 10). Pursuant to the settlement agreement, the Company is required to pay a license fee of $2.0 million payable in its common stock in equal installments in the first and second quarters of 2004. In January 2004, the Company paid $1.0 million in common stock to Ovion and it will be making another payment of $1.0 million in common stock to Ovion before the end of April 2004. In addition, the Company is obligated to pay 3.25% of its cumulative revenue derived from sale of the Essure products in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement.

      The Company enters into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

      The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for the Company to obtain directors and officers insurance. The Company currently has directors and officers insurance.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Incentive and Stock Plans

Employee Stock Purchase Plan

      In November 1995, the Company’s Board of Directors adopted the 1995 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee’s annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. As of December 31, 2003, 191,966 shares had been issued under the ESPP and 8,034 shares were available for future issuance. The fair value of the discount and look-back features are considered compensation for purposes of computing the Company’s pro-forma earnings under SFAS No. 123 in the stock based compensation.

Company Stock Option Plans

      In August 2002, the Board of Directors approved the 2002 Non-Qualified Stock Option Plan (“2002 Plan”) and amendments to the 2002 Plan were approved by the Board in March 2003. Under the Amended and Restated 2002 Plan, non-qualified stock options and stock purchase rights may be granted under the 2002 Plan only to the following classes of persons: (i) except as provided in (ii) below, consultants and employees who are not officers or directors of the Company, and (ii) newly hired employees (including employees who will become officers or directors of the Company) and who have not previously been employed by the Company and with respect to whom Options are to be granted as an inducement essential to such employees’ entering into employment contracts with the Company. The 2002 Plan was enacted to address the increased hiring done during the second half of 2002, primarily in the Company’s U.S. sales, professional education and marketing functions. The maximum aggregate number of shares that may be issued upon exercise of options or stock purchase rights is 1,500,000 shares.

      Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. As of December 31, 2003 and 2002, there are no shares that were exercised prior to full vesting.

      In March 2001, the Board of Directors approved the 2001 Equity Incentive Plan (“2001 Plan”) allowing granting of stock options and restricted stock to employees, directors and consultants. The 2001 Plan was approved by a majority of our stockholders on May 16, 2001. In March 2002, the Board of Directors approved an amendment and restatement of the 2001 Equity Incentive Plan to increase the shares of common stock reserved for issuance to 2,000,000 shares of common stock, and to provide for automatic grants of non-qualified stock options to non-employee directors as had been provided under the 1995 Director’s stock Option Plan. The stockholders approved this amendment and restatement in May 2002.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. The options expire ten years from date of grant. Options granted under the Directors’ Plan would vest over one or three years. The options are only exercisable while the outside director remains a director.

      In July 1993, the Board of Directors adopted the 1993 stock plan (“1993 Plan”), and amendments to the Stock Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by the Company at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of December 31, 2003 and 2002, there are no shares that are subject to repurchase.

      As of December 31, 2003, 203,726 shares remain as available for grant under the 2002 Plan, 25,312 shares remained as available for grant under the 2001 Plan, no shares remained available for grant under the 1993 Plan and 12,250 shares remained available for grant under the Director’s Plan.

      A summary of the activity of the Company’s 1993, 2001, 2002 Plans and the 1995 Directors’ Plan is as follows:

		Options Outstanding
	Options
	Available for	Options	Weighted-Average
	Grant	Outstanding	Exercise Price

Balance at January 1, 2001	334,120	2,211,030	$3.30
Additional authorized	1,000,000	—	—
Options granted	(1,093,749)	1,093,749	12.33
Options exercised	—	(697,144)	2.20
Options cancelled	148,710	(148,710)	10.45

Balance at December 31, 2001	389,081	2,458,925	7.17
Additional authorized	2,000,000	—	—
Options granted	(1,516,661)	1,516,661	16.90
Options exercised	—	(285,813)	3.38
Options cancelled	149,795	(149,795)	14.95

Balance at December 31, 2002	1,022,215	3,539,978	11.37
Additional authorized	500,000	—	—
Options granted	(1,643,150)	1,643,150	11.51
Options exercised	—	(429,393)	3.55
Options cancelled	436,609	(436,609)	13.23
Options expired	(74,386)	—	—

Balance at December 31, 2003	241,288	4,317,126	$11.87

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted		Weighted
		Weighted-Avg.	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.48 - $ 6.98	634,382	4.80	$2.98	568,714	$2.53
$7.06 - $ 9.62	647,379	7.45	9.33	456,938	9.32
$9.75 - $ 9.95	631,355	9.29	9.95	84,812	9.95
$10.00 - $13.40	645,730	8.47	12.35	226,540	11.84
$13.43 - $14.95	858,631	8.80	14.34	269,632	14.36
$14.99 - $19.18	681,299	8.35	17.99	307,436	18.11
$19.25 - $23.18	218,350	7.40	20.51	110,710	20.48

$0.48 - $23.18	4,317,126	7.89	$11.87	2,024,782	$10.34

      The Company has reserved 4,317,126 shares of its common stock, which may be issued with respect to outstanding options at December 31, 2003. The Company had reserved 3,539,978 shares of its common stock on December 31, 2002 and there were 1,496,344 options exercisable at December 31, 2002.

      The Company granted common stock of 73,618, 11,911 and 8,750 shares in 2003, 2002 and 2001, respectively, to consultants in exchange for services. In accordance with SFAS No. 123 and EITF 96-18, the Company has recorded compensation expense related to these stock options. The Company periodically re-measures the fair value of the options as they vest and recognizes changes in fair value as compensation in the period.

Stock-Based Compensation

      The Company has adopted the disclosure only provisions of SFAS No. 123. The Company calculated the fair value of each option on the date of grant using the Black-Scholes method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Years Ended
	December 31,

	2003	2002	2001

Dividends	—	—	—
Risk-free interest rate	3.0%	3.5%	4.0%
Expected life (in years)	4	4	4
Volatility factor	0.9	1.0	1.3

      To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of ESPP issuances, which are included in the pro forma totals above. The fair value of

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	December 31,

	2003	2002	2001

Dividends	—	—	—
Risk-free interest rate	1.4%	4.0%	4.0%
Expected life (in years)	1	1	1
Volatility factor	0.6	0.5	0.7

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS No. 123 for recognizing compensation expense and providing pro forma disclosures in 2003, 2002 and 2001 are not likely to be representative of the effects on reported net loss in future years.

      The weighted-average fair value per share of options granted was $7.69, $11.87 and $9.99 respectively, for 2003, 2002 and 2001. The weighted-average fair value of the purchase rights granted under the ESPP during fiscal 2003, 2002 and 2001 was $3.34, $11.58 and $11.77 per share, respectively.

Retirement Savings Plan

      Under the Company’s retirement savings plan (“401K Plan”), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. There were no employer contributions to the 401K Plan for the years ended 2003, 2002 and 2001.

8.	Stockholder’s Equity

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

      On February 25, 2004, the Company completed a private placement of approximately 3,000,000 shares of common stock at $8.50 per share. The net proceeds to the Company, after fees and other offering costs, were approximately $23,900,000.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2001, the Company completed a private placement of approximately 2,300,000 shares of common stock at $13.25 per share. The net proceeds to the Company, after fees and other offering costs, were approximately $28,700,000.

      In April 2001, the Company completed a private placement of 1,600,000 shares of common stock at $7.00 per share. The net proceeds to the Company, after fees and other offering costs, were approximately $10,600,000.

9.	Income Taxes

      The Company has recorded no income tax expense for any of the years presented in the Company’s consolidated statement of operations due to its net operating loss carryforwards. As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $153,000,000 and $59,000,000, respectively. If not utilized, these carryforwards will begin to expire beginning in 2008 through 2023 for both federal and state tax purposes. In addition, at December 31, 2003, the Company had federal and state research credit carryforwards of approximately $1,800,000 and $1,600,000 respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2008. The California research credit can be carried forward indefinitely. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

      Deferred income taxes reflect the net effects of tax carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

      Significant components of the Company’s deferred tax assets as of December 31, 2003 and December 31, 2002 are as follows (in thousands):

	2003	2002

Net operating loss carryforwards	$55,700	$41,300
Research credits	2,900	2,600
Capitalized research and development	1,500	1,400
Other — net	1,100	1,100
Less: valuation allowance	(61,200)	(46,400)

Net deferred tax assets	$—	$—

      Because of the Company’s lack of earnings history and anticipated net loss, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $14,800,000, $14,600,000 and $7,500,000 during 2003, 2002 and 2001, respectively.

10.	Legal Proceedings

      A third party, Ovion, Inc. (“Ovion”), brought to the Company’s attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believes that the claims of its patent and application cover Essure and its use. On October 23, 2003, the Company entered into a settlement agreement with Ovion pursuant to which it received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for a cash payment of $2,000,000 in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2,000,000 payable in the Company’s common stock in equal installments in the first and second

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarters of 2004. In addition, the settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75,000,000 for a period no longer than ten years. Ovion was not granted any rights to the Company’s intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

      Although the Company has reached a settlement agreement with Ovion, it still believes that some or all of Ovion’s claims should be included within its own patents. It requested that the Patent and Trademark Office (“PTO”) declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. The Company believes that it filed its patent applications for Essure before Ovion filed the application that issued as its patent, and that it is entitled to any patentable claims now appearing in their patent that cover the Essure product. The Company does not know whether the PTO will declare an interference, whether it invented its product prior to Ovion’s date of invention, or whether it will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the PTO, which might occur if interference is declared and if the Company is found to have priority of invention.

royalties might be avoided by a favorable interference ruling before the patent office, which might occur if interference is declared and if the Company is found to have priority of invention.

      From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. It believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

11.	Related Parties

      During 2003, 2002 and 2001, the Company paid for consulting services provided by Dr. Florence Comite, a member of the Board of Directors. The Company paid Dr. Comite $2,500 per month in consulting fees for services rendered in 2003, 2002 and 2001.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Information (Unaudited)

Supplementary Data

Quarterly Results of Operations

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands, except per share amounts)

	(Unaudited)
Net sales	$2,254	$2,252	$2,040	$1,154	$465	$481	$428	$276
Cost of goods sold	1,812	1,809	1,766	1,150	658	845	893	746
Gross profit (loss)	442	443	274	4	(193)	(364)	(465)	(470)
Operating expenses:
Research and development	1,260	1,521	1,656	1,611	1,730	2,170	2,348	1,982
Selling, general and administrative	8,362	7,995	9,331	9,618	10,210	5,972	4,021	3,214

Total operating costs	9,622	9,516	10,987	11,229	11,940	8,142	6,369	5,196

Operating loss	(9,180)	(9,073)	(10,713)	(11,225)	(12,133)	(8,506)	(6,834)	(5,666)
Interest and other income (expense), net	199	97	167	200	282	359	177	(189)

Net loss	$(8,981)	$(8,976)	$(10,546)	$(11,025)	$(11,851)	$(8,147)	$(6,657)	$(5,855)

Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.49)	$(0.52)	$(0.56)	$(0.38)	$(0.40)	$(0.36)

Shares used in computing basic and diluted net loss per share	21,739	21,635	21,499	21,383	21,297	21,220	16,806	16,471

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Conceptus, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated March 15, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 15, 2004

Conceptus, Inc.

Schedule II

Schedule of Valuation and Qualifying Accounts

	Balance at	Charges to
	Beginning of	Expenses or		Balance at End
	Period	Other Accounts	Deductions	of Period

	(In thousands)
Year Ended December 31, 2001
Allowance for doubtful accounts	$596	$14	$596	$14
Provision for inventories	$—	$168	$—	$168

Year Ended December 31, 2002
Allowance for doubtful accounts	$14	$31	$—	$45
Provision for inventories	$168	$60	$93	$135

Year Ended December 31, 2003
Allowance for doubtful accounts	$45	$119	$—	$164
Provision for inventories	$135	$62	$60	$137

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 15th day of March 2004.

CONCEPTUS, INC.

By:	/s/ MARK M. SIECZKAREK

Mark M. Sieczkarek,
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Sieczkarek and Gregory E. Lichtwardt, his or her attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK M. SIECZKAREK (Mark M. Sieczkarek)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ GREGORY E. LICHTWARDT (Gregory E. Lichtwardt)	Executive Vice President, Treasurer and Chief Financial Officer	March 15, 2004

/s/ MICHAEL A. BAKER (Michael A. Baker)	Director	March 15, 2004

/s/ THOMAS F. BONADIO (Thomas Bonadio)	Director	March 15, 2004

/s/ FLORENCE COMITE (Florence Comite)	Director	March 15, 2004

/s/ SANFORD FITCH (Sanford Fitch)	Director	March 15, 2004

/s/ MARIE-HELENE PLAIS-COTREL (Marie-Helene Plais-Cotrel)	Director	March 15, 2004

/s/ ROBERT V. TONI (Robert V. Toni)	Director	March 15, 2004

Signature	Title	Date

/s/ KATHRYN A.TUNSTALL (Kathryn A. Tunstall)	Director	March 15, 2004

/s/ PETER L. WILSON (Peter L. Wilson)	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant.
3	.3(1)	Bylaws of Registrant.
3.4		Amendment to the Bylaws of the Registrant.
10	.1(1)	Form of Indemnification Agreement for directors and officers.
10	.2(3)*	Amended and Restated 1993 Stock Plan.
10	.3(1)*	1995 Employee Stock Purchase Plan.
10	.4(4)*	1995 Directors’ Stock Option Plan.
10	.5*	Amended and Restated 2001 Equity Incentive Plan.
10	.6(5)*	Amended and Restated 2002 Non-Qualified Stock Option Plan.
10	.7(6)*	Form of Senior Management Change of Control Agreement.
10	.8(6)*	Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall.
10	.9(7)*	Master Consulting Agreement with Florence Comite dated September 10, 1997.
10	.10(8)	Relocation bonus agreement dated April 25, 2002 between the Registrant and Stan Van Gent.
10	.11(8)	Promissory note dated April 25, 2002 between the Registrant and Stan Van Gent.
10	.12(8)	Promissory note dated May 22, 2002 between the Registrant and Stan Van Gent.
10	.13(1)	Supplier Agreement dated March 29, 1995 between the Registrant and Advanced Cardiovascular Systems, Inc.
10	.14(1)	License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc.
10	.15(9)	Lease agreement dated November 14, 2000 with Dani Investment Partners.
10	.16(15)	Offer and Acceptance of Lease Extension with Dani Investment Partners dated September 12, 2003.
10	.17(10)	Lease Agreement with Three Sisters Ranch Enterprises dated April 15, 1997.
10	.18(5)	First Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.19(5)	Second Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.20(5)	Third Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.21(11)	Fourth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.22(15)	Fifth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.
10	.23(14)	Preferred Shares Rights Agreement, dated as of February 27, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10	.24(16)	Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc.
10	.25(17)	Share Purchase and Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant.
10.26		Contract Manufacturing Agreement, dated as of June 20, 2003, between the Registrant and Venusa, Ltd.
10	.27(18)*	Letter Agreement by and between the Company and Mark M. Sieczkarek, dated April 15, 2003.
10	.28(15)*	Amended Letter Agreement by and between the Company and Mark Sieczkarek, dated July 25, 2003.
10	.29*	Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003.

Exhibit
Number	Description

14.1	Code of Ethics.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See Page 71 of this Report).
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No, 333-89266) filed on June 4, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Report on Form 8-K filed on December 10, 1996.

(14)	Incorporated by reference to Exhibit 1 filed in response to Item 2 of the Registrant’s Report on Form 8-K filed on February 28, 1997.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 1 of the Registrant’s Report on Form 8-K filed on March 1, 2004

(17)	Incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed on March 1, 2004

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.