Form 10-K/A
period 2003-12-31
CONCEPTUS INC
filed 2004-04-30
CIK 896778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [  ]

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
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.30
EXHIBIT 31.1
EXHIBIT 32.1

     There were 24,933,859 shares of Registrant’s Common Stock issued and outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

See Explanatory Note

EXPLANATORY NOTE

     Conceptus, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ending December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004 (the “10-K”). The purpose of the Amendment is to amend and restate Item 15 of Part IV in order to include new Exhibits 10.30, 31.1 and 32.1. Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders were incorporated by reference in Part III of the 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are incorporated by reference from our Form 10-K filed with the SEC on March 15, 2004:

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

The following financial statement schedule of Conceptus, Inc. for the years ended December 31, 2003, 2002, and 2001 was filed as part of our Form 10-K filed with the SEC on March 15, 2004 and should be read in conjunction with Conceptus, Inc.’s Consolidated Financial Statements.

Schedule II —— Valuation and Qualifying Accounts

Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant.

3.3 (1)	Bylaws of Registrant.

3.4 (19)	Amendment to the Bylaws of the Registrant.

10.1 (1)	Form of Indemnification Agreement for directors and officers.

10.2 (3)*	Amended and Restated 1993 Stock Plan.

10.3 (1)*	1995 Employee Stock Purchase Plan.

10.4 (4)*	1995 Directors’ Stock Option Plan.

10.5 (19)*	Amended and Restated 2001 Equity Incentive Plan.

10.6 (5)*	Amended and Restated 2002 Non-Qualified Stock Option Plan.

10.7 (6)*	Form of Senior Management Change of Control Agreement.

Exhibit
Number	Description
10.8 (6)*	Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall.

10.9 (7)*	Master Consulting Agreement with Florence Comite dated September 10, 1997.

10.10 (8)	Relocation bonus agreement dated April 25, 2002 between the Registrant and Stan Van Gent.

10.11 (8)	Promissory note dated April 25, 2002 between the Registrant and Stan Van Gent.

10.12 (8)	Promissory note dated May 22, 2002 between the Registrant and Stan Van Gent.

10.13 (1)	Supplier Agreement dated March 29, 1995 between the Registrant and Advanced Cardiovascular Systems, Inc.

10.14 (1)	License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc.

10.15 (9)	Lease agreement dated November 14, 2000 with Dani Investment Partners.

10.16 (15)	Offer and Acceptance of Lease Extension with Dani Investment Partners dated September 12, 2003.

10.17 (10)	Lease Agreement with Three Sisters Ranch Enterprises dated April 15, 1997.

10.18 (5)	First Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.19 (5)	Second Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.20 (5)	Third Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.21 (11)	Fourth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.22 (15)	Fifth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.23 (14)	Preferred Shares Rights Agreement, dated as of February 27, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.24 (16)	Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc.

10.25 (17)	Share Purchase and Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant.

10.26 (19)	Contract Manufacturing Agreement, dated as of June 20, 2003, between the Registrant and Venusa, Ltd.

10.27 (18)*	Letter Agreement by and between the Company and Mark M. Sieczkarek, dated April 15, 2003.

10.28 (15)*	Amended Letter Agreement by and between the Company and Mark Sieczkarek, dated July 25, 2003.

10.29 (19)*	Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003.

10.30	Patent litigation settlement agreement by and between the Company and Ovion Inc. dated October 23, 2003.

14.1 (19)	Code of Ethics.

23.1 **	Consent of Independent Accountants.

24.1 **	Power of Attorney

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Committee on March 15, 2004.

+	Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No 333-89266) filed on June 4, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Report on Form 8-K filed on December 10, 1996.

(14)	Incorporated by reference to Exhibit 1 filed in response to Item 2 of the Registrant’s Report on Form 8-K filed on February 28, 1997.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 1 of the Registrant’s Report on Form 8-K filed on March 1, 2004

(17)	Incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed on March 1, 2004

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Committee on March 15, 2004.

(b)	Reports on Form 8-K

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, California on this 30th day of April 2004.

CONCEPTUS, INC.

By: /s/ Mark M. Sieczkarek
Mark M. Sieczkarek,
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant.

3.3 (1)	Bylaws of Registrant.

3.4 (19)	Amendment to the Bylaws of the Registrant.

10.1 (1)	Form of Indemnification Agreement for directors and officers.

10.2 (3)*	Amended and Restated 1993 Stock Plan.

10.3 (1)*	1995 Employee Stock Purchase Plan.

10.4 (4)*	1995 Directors’ Stock Option Plan.

10.5 (19)*	Amended and Restated 2001 Equity Incentive Plan.

10.6 (5)*	Amended and Restated 2002 Non-Qualified Stock Option Plan.

10.7 (6)*	Form of Senior Management Change of Control Agreement.

Exhibit
Number	Description
10.8 (6)*	Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall.

10.9 (7)*	Master Consulting Agreement with Florence Comite dated September 10, 1997.

10.10 (8)	Relocation bonus agreement dated April 25, 2002 between the Registrant and Stan Van Gent.

10.11 (8)	Promissory note dated April 25, 2002 between the Registrant and Stan Van Gent.

10.12 (8)	Promissory note dated May 22, 2002 between the Registrant and Stan Van Gent.

10.13 (1)	Supplier Agreement dated March 29, 1995 between the Registrant and Advanced Cardiovascular Systems, Inc.

10.14 (1)	License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc.

10.15 (9)	Lease agreement dated November 14, 2000 with Dani Investment Partners.

10.16 (15)	Offer and Acceptance of Lease Extension with Dani Investment Partners dated September 12, 2003.

10.17 (10)	Lease Agreement with Three Sisters Ranch Enterprises dated April 15, 1997.

10.18 (5)	First Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.19 (5)	Second Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.20 (5)	Third Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.21 (11)	Fourth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.22 (15)	Fifth Amendment to Lease Agreement with Three Sisters Ranch Enterprises.

10.23 (14)	Preferred Shares Rights Agreement, dated as of February 27, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.24 (16)	Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc.

10.25 (17)	Share Purchase and Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant.

10.26 (19)	Contract Manufacturing Agreement, dated as of June 20, 2003, between the Registrant and Venusa, Ltd.

10.27 (18)*	Letter Agreement by and between the Company and Mark M. Sieczkarek, dated April 15, 2003.

10.28 (15)*	Amended Letter Agreement by and between the Company and Mark Sieczkarek, dated July 25, 2003.

10.29 (19)*	Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003.

10.30	Patent litigation settlement agreement by and between the Company and Ovion Inc. dated October 23, 2003.

14.1 (19)	Code of Ethics.

23.1 **	Consent of Independent Accountants.

24.1 **	Power of Attorney

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Committee on March 15, 2004.

+	Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No 33-99890-LA), which became effective on February 1, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No 333-89266) filed on June 4, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Report on Form 8-K filed on December 10, 1996.

(14)	Incorporated by reference to Exhibit 1 filed in response to Item 2 of the Registrant’s Report on Form 8-K filed on February 28, 1997.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 1 of the Registrant’s Report on Form 8-K filed on March 1, 2004

(17)	Incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed on March 1, 2004

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Committee on March 15, 2004.