Form 10-Q
period 2004-03-31
CONCEPTUS INC
filed 2004-05-10
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2004

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

Yes [X]	No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [X]  No  [   ]

As of April 30, 2004, 25,500,988 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended March 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)
(In thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$30,716	$30,794
Short-term investments	17,434	—
Restricted cash	69	69
Accounts receivable, net	1,580	1,582
Inventories, net	1,920	2,682
Other current assets	1,219	504

Total current assets	52,938	35,631
Property and equipment, net	1,778	2,031
Intangible assets, net	1,900	1,950
Other assets	2,169	2,238

Total assets	$58,785	$41,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,913	$2,698
Clinical trial liabilities	71	48
Accrued compensation	2,184	2,691
Other accrued liabilities	1,903	2,443

Total current liabilities	6,071	7,880
Long-term clinical trial liabilities	145	193
Other long-term liabilities	20	40

Total liabilities	6,236	8,113

Stockholders’ equity:
Common stock and additional paid-in capital	216,911	190,971
Accumulated other comprehensive income	26	26
Accumulated deficit	(164,388)	(157,260)

Total stockholders’ equity	52,549	33,737

Total liabilities and stockholders’ equity	$58,785	$41,850

The accompanying notes are an integral part of these condensed consolidated financial statements

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$2,381	$1,154
Cost of goods sold	2,070	1,150

Gross profit	311	4

Operating expenses:
Research and development	1,299	1,611
Selling, general and administrative	6,174	9,618

Total operating expenses	7,473	11,229

Operating loss	(7,162)	(11,225)
Interest and other income	34	200

Net loss	$(7,128)	$(11,025)

Basic and diluted net loss per share	$(0.31)	$(0.52)

Weighted-average shares used in computing basic and diluted net loss per share	23,099	21,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(7,128)	$(11,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	284
Stock compensation expense	215	1
Allowance for doubtful accounts	(6)	105
Provision for inventories	742	—
Changes in operating assets and liabilities:
Accounts receivable	7	(348)
Inventories	21	289
Other current assets	(716)	(465)
Other assets	129	23
Accounts payable	(783)	(282)
Other accrued liabilities	(44)	338
Clinical trial liabilities	(25)	(54)
Other long term liabilities	(20)	—

Net cash used in operating activities	(7,277)	(11,134)

Cash flows from investing activities
Purchase of investments	(17,434)	(5,979)
Maturities of investments	—	9,617
Capital expenditures	(108)	(119)

Net cash provided by (used in) investing activities	(17,542)	3,519

Cash flows from financing activities
Proceeds from issuance of common stock, net	24,724	88

Net cash provided by financing activities	24,724	88

Effect of exchange rate changes on cash	17	25

Net decrease in cash and cash equivalents	(78)	(7,502)
Cash and cash equivalents at beginning of period	30,794	59,673

Cash and cash equivalents at end of period	$30,716	$52,171

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

     The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 may not necessarily be indicative of the operating results for the full 2004 fiscal year or any other future interim periods.

2. Organization, Ownership and Business

     In January 2004, the Company has completed the sale of its wholly owned French subsidiary for a nominal amount to an investor group comprised of its former French management team and signed a long-term exclusive distribution agreement for Essure with the acquiring group for the European, Middle East and African markets. The sale agreement includes a long-term call option that is intended to enable the Company to repurchase the French company at predetermined prices and time periods that are typical for a distribution company. The transaction did not have any material financial impact to the Company’s condensed consolidated financial statements.

3. Summary of Significant Accounting Policies

     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the Securities and Exchange Commission on March 15, 2004. The Company’s significant accounting policies have not materially changed since December 31, 2003.

4. Inventories, net

     Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following:

(in thousands)	March 31, 2004	December 31, 2003
Raw materials	$555	$516
Work-in-process	629	1,420
Finished goods	736	746

Total	$1,920	$2,682

5. Intangible Assets

     Intangible assets as of March 31, 2004 comprise of a technology license obtained as a result of the settlement of the patent litigation with Ovion, Inc. The license was acquired at a cost of $2.0 million payable in the

Company’s common stock and has an expected useful life of ten years from the date of settlement. The license fee is amortized based on the straight-line method over the useful life of ten years. An amortization expense of $50,000 has been classified on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2004 as cost of goods sold. Estimated future amortization expenses for each of the years ended December 31, 2004 through 2012 are $200,000 per year and $150,000 for the year ended December 31, 2013.

6. Other Assets

     Other assets as of March 31, 2004 are principally comprised of the carrying value, of $1.9 million, of a $2.0 million payment that the Company made to Ovion, Inc., as a result of the settlement of a patent litigation suit. In accordance with the terms of the settlement agreement, the Company’s prepaid royalties will be fully amortized when its cumulative net sales reach $136,500,000 thereby resulting in an effective royalty rate of 1.47%. The Company is amortizing the prepayment to cost of goods sold over its net sales using this effective rate.

7. Warranty

     The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the three months ended March 31, 2004 and 2003 follows (in thousands):

	2004	2003
Warranty accrual at the beginning of the period	$99	28
Accruals for warranties issued during the period	81	57
Settlements made in kind during the period	(58)	(8)

Warranty accrual at the end of the period	$122	77

8. Stock-based compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.

     The Company granted 273,000 shares of restricted stock to its employees during the first three months ended March 31, 2004. The restricted stock shares have zero exercise price and three years of cliff vesting with the potential of acceleration if certain company objectives are met. The Company is amortizing the total restricted stockexpense of $2.4 million, calculated based on the fair market value of the stock on the date of the grant, over the vesting term of three years on a straight-line basis. Future restricted stock expense shall be $0.7 million, $0.8 million, $0.8 million and $0.1 million for the years 2004, 2005, 2006 and 2007, respectively. Of the total restricted stock expense of $2.4 million, $0.3 million and $0.3 million is related to cost of sales and research and development, respectively and $1.8 million is related to selling, general and administrative expenses. For the three months ended March 31, 2004, $80,000 of restricted stock employee compensation expense is included in the net loss as reported and no restricted stock employee compensation expenses is included in the net loss reported for the three months ended March 31, 2003.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all employee awards (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(7,128)	$(11,025)
Add: stock-based compensation expense included in reported net loss	80	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,652)	(1,782)

Pro forma net loss	$(9,700)	$(12,807)

Basis and diluted net loss per share
As reported	$(0.31)	$(0.52)

Pro forma	$(0.42)	$(0.60)

     The Company has adopted the disclosure only provisions of SFAS No. 123. The Company calculated the fair value of each option on the date of grant using the fair value method as prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.0%	2.4%
Expected life (in years)	3.4	4.0
Expected volatility factor	0.70	0.92
Dividend yield	—	—

     To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of the Company’s Employee Stock Purchase Plan (ESPP) rights, which are included in the pro forma totals above.

     The fair value of the ESPP rights is calculated at each reporting date using the following assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	1.1%	1.2%
Expected life (in years)	1.0	1.0
Expected volatility factor	0.60	0.53
Dividend yield	—	—

     The weighted-average fair value per share of options, excluding ESPP rights, granted was $6.57 and $4.63, respectively, for the three months ended March 31, 2004 and 2003.

     Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was $135,000 and $1,000 for the three months ended March 31, 2004 and 2003, respectively.

     The fair value of the stock options granted is calculated at each reporting date using the following assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	4.2%	3.8%
Expected life (in years)	10.0	10.0
Expected volatility factor	1.34	1.41
Dividend yield	—	—

9. Computation of Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted-average number of common and potential dilutive shares outstanding during each period. Under the requirements for calculating basic net loss per share, the effect of potentially dilutive securities such as stock options, restricted stock grants, common stock shares subject to repurchase, warrants and convertible securities are excluded. Basic and diluted net loss per share is equivalent for all periods presented due to the Company’s net loss position.

     During all periods presented, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Potentially dilutive outstanding securities were 4,084,000 and 3,449,000 as of March 31, 2004 and December 31, 2003, respectively.

10. Comprehensive Loss

     Total comprehensive loss for the three months ended March 31, 2004 consisted of foreign currency translation gains of $2,000 and net loss of $7,128,000 as unrealized gains and losses on available-for-sale securities were immaterial. For the three months ended March 31, 2003, total comprehensive loss consisted of foreign currency translation losses of $13,000 and net loss of $11,025,000 as unrealized gains and losses on available-for-sale securities were immaterial.

11. Stockholder’s Equity

     On February 25, 2004, the Company completed a private placement of approximately 3,000,000 shares of common stock at $8.50 per share. The net proceeds to the Company, after fees and other offering costs totaling $1,600,000, were approximately $23,900,000.

12. Legal Proceedings

     From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flow.

13. Recent Accounting Pronouncements

     In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R were effective for the Company’s fiscal 2004 first quarter. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I-Item 1 of this quarterly report. In addition, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We wish to alert readers that the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, as well as other factors, including those set forth in the following discussion and under “Risk Factors” below, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed or implied in any forward-looking statements made by us.

Overview

     We develop, manufacture and market Essure™, an innovative and proprietary non-incisional permanent birth control device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration (FDA). Essure is a soft and flexible micro-insert delivered into a woman’s fallopian tubes designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization.

     The Essure Procedure

     The Essure placement procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure placement procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and is typically performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of Essure, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure placement procedure. No overnight hospital stay is required. Furthermore, Essure is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, the patient completes a follow-up examination called a hysterosalpingogram (HSG), which can determine that the device was placed successfully and that the fallopian tubes are occluded.

     We believe that the Essure procedure is an attractive alternative to tubal ligation for physicians, hospitals and payors. Essure is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure placement procedure compared with tubal ligation and payors are experiencing cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. In addition, payors may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use Essure.

     Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States and we believe there is a larger market worldwide. We intend to tap into this market and establish the Essure procedure as the standard of care for permanent birth control.

     Essure is currently being marketed in multiple countries. In November 2002, we received from the FDA, approval to market Essure in the United States. In 2001, we were given approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, Essure was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell Essure in Australia. In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001. We also have distributors in Singapore, Indonesia, Morocco, Turkey and New Zealand.

     Effectiveness of Essure

     Based on clinical trial data filed with the FDA in November 2003, Essure has been demonstrated to be 99.8% effective at three years of follow-up. We have submitted data to the FDA to support a change in this effectiveness rate to 99.8% at three years of follow-up. We are working with the FDA to finalize the exact wording of the labeling, as well as other changes that are part of the FDA’s continuing effort to standardize contraceptive labeling. We expect to complete the labeling changes to the FDA’s satisfaction by the end of the second quarter of 2004.

     Penetration

     As of March 31, 2004, Conceptus has trained or is in the process of training 969 physicians on the Essure procedure. Doctors are required to be preceptored for between 3 and 5 cases by a certified trainer before they can perform procedures independently. This represents an increase of 177 physicians over the number of physicians at December 31, 2003. The level of sales for Essure, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

     Reimbursement of Essure

     Market acceptance of Essure will also depend in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to obtain reimbursement. As of March 31, 2004, we received positive reimbursement decisions for Essure from private insurers covering an additional 9 million covered lives in the United States, bringing the total to 134 million covered lives, which represents more than 63% of all the insured, non-Medicare population of the United States. We intend to continue our effort to educate payors of the cost-effectiveness of our product, and to further establish programs to help physicians to navigate issues with reimbursement.

     In the first quarter of 2004, we received several positive responses from government and private agencies, which we believe will help us to speed up the acceptance of Essure by doctors and patients.

     In March 2004, the American Medical Association accepted our application for a category I CPT code, which may be effective as early as January 2005, subject to the completion of certain processes. Category I codes are reserved for those procedures that have demonstrated clinical efficacy, widespread use and have FDA approval. By having a CPT code specific to the Essure procedure, it is expected that coding for reimbursement will become considerably easier for doctors and facilities and that there will be fewer incidents of doctors being reimbursed incorrectly. We expect that the new code, once the process to establish it is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for Essure, and accelerate the coverage of Essure by private insurance companies and Medicaid.

     In March 2004, the Committee for Medicare and Medicaid Services (CMS) established a temporary Healthcare Common Procedure Coding System (HCPCS) code for separate payment of the Essure device. The HCPCS code became effective on April 1, 2004 and will be used in office settings and outpatient/ambulatory surgery centers as appropriate for private payors and Medicaid. 2004. CMS issues temporary codes while permanent codes are being established, a process that typically takes six to 12 months. CMS issues permanent HCPCS codes for use in procedures that may be covered by Medicare and Medicaid. Private insurance companies use the CMS issued codes and payment levels as a baseline for establishing their own coverage systems and levels. We believe the CMS reimbursement code helps create an avenue to have the product reimbursed when used in the physician’s office and surgery centers.

     Utilization of Essure

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

     Utilization, which is the average number of procedures performed per physician, declined again this quarter to 0.8 from an average of 0.9 in the fourth quarter of 2003 and 1.1 in the third quarter of 2003. This decline, which has been occurring continuously since the commercial launch of the product, is directly attributable to the difficult reimbursement environment faced by physicians who otherwise want to utilize the Essure device. Either it has been difficult to obtain a favorable payment decision from third party payers or those that have given favorable coverage decisions frequently but inadvertently decline a reimbursement request or pay incorrect amounts. The uncertainty that this creates for the physician who wants to be paid for services performed causes doctors to be hesitant to perform procedures in the future and has caused the decline in utilization for Essure.

     In order to increase utilization, our strategy in the near term is to focus on the earlier adopters who have already been trained by our professional education group. We intend to help those doctors to build their practices so that they will perform more Essure procedures on a monthly basis. We will increase our call frequency to those doctors by our field representatives, strengthen referral programs to get women who are interested in the Essure procedure to those doctors, and continue with our marketing programs to increase Essure awareness among women and the medical community. We have also built strategic alliances with other businesses to help to promote Essure and to train new doctors.

     In early March 2004, Planned Parenthood Federation of America (Planned Parenthood) approved Essure for use in qualifying Planned Parenthood affiliates across the United States. Planned Parenthood has nearly 900 clinics under 123 Planned Parenthood affiliates that serve nearly five million people per year. Planned Parenthood tested the Essure procedure in clinics in Oregon and Pennsylvania, evaluating the ability of a typical clinic to successfully offer the procedure. Standards for the use of Essure in Planned Parenthood affiliates were then developed along with guidelines for the introduction of the procedure into Planned Parenthood clinic settings. We believe that Planned Parenthood conducted a thorough evaluation that demonstrated that Essure could safely and effectively be offered in a clinical setting. We believe that their approval is of vital importance to our goal of making sure all women have access to Essure, including those who do not have private insurance coverage.

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

     We maintain a website located at www.conceptus.com. We make available free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into and does not form a part of this Form 10-Q.

Results of Operations - Three Months Ended March 31, 2004 and 2003

     Net Sales

     Net sales were $2.41 million for the three months ended March 31, 2004 as compared to $1.2 million for the three months ended March 31, 2003. The increase of $1.2 million, or 100%, in net sales is due to increased sales in the United States. After we received FDA approval to market Essure in the United States in November of 2002, we have launched an aggressive marketing campaign to increase awareness of Essure among physicians and patients while at the same time increase our customer base by establishing physicians training programs. The revenue increase is a direct result of our continuous effort in the selling and marketing of Essure in the United States.

     We expect net sales to increase on a quarterly basis for the remainder of fiscal 2004 and have put in place sales, marketing and reimbursement programs to help us to reach our revenue goal. However, as we have noted

elsewhere in this Form 10-Q, our expected revenue growth is dependant on market acceptance of Essure and third party reimbursement for the device, which involves factors that are outside of our control.

     For the three months ended March 31, 2004, net sales to one distributor accounted for 14% of our total consolidated net sales. Accounts receivable from one distributor accounted for 19% of our total net accounts receivables outstanding as of March 31, 2004. For the three months ended March 31, 2003, net sales to two distributors accounted for 15% and 12% of our total consolidated net sales. Accounts receivable from three distributors accounted for 22%, 15% and 15%, respectively, of our total net accounts receivables outstanding as of March 31, 2003.

     Net product sales by geographic region as a percentage of net sales in tabular form is as follows:

	March 31,
	2004	2003
Net Sales (in thousands)	$2,381	$1,154
United States of America	81%	65%
Europe	14%	18%
Australia	4%	14%
Asia and Canada	1%	3%

     Net sales are attributed to region based on the shipping location of the external customers.

     Gross Profit

     Cost of goods sold for the three months ended March 31, 2004 were $2.1 million as compared to $1.2 million for the three months ended March 31, 2003. The increase of $0.9 million, or 75%, is primarily due to higher sales volume. Gross profit margin also improved from less than 1% to 13%, which represents improved efficiency in our manufacturing processes and the result of our outsourcing effort. We have reduced per unit production cost by increasing production volume without increasing fixed cost. In April 2004, we received FDA approval to begin manufacturing at UTI Venusa, Ltd, in Ciudad Juarez, Mexico. We expect to transition generally all manufacturing activities to our third party subcontractor in Mexico and maintain only limited production capability for research and development of new manufacturing processes in San Carlos. We expect this change will result in significant further decreases in manufacturing costs in future periods and we expect our gross profit margin to improve significantly once the transition is complete. Cost of goods sold for the three months ended March 31, 2003 represented the costs of early stage product introduction and limited production volumes.

     Operating Expenses

     Research and development expenses, which includes expenditures related to product development, clinical research and regulatory affairs, decreased to $1.3 million for the three months ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003. The decline of $0.3 million, or 19%, reflects the reduction in clinical research and regulatory affairs expenses in payroll ($0.2 million) and consulting ($0.1 million). The reduction in spending reflects the decline of clinical research and regulatory affair activities after FDA approval of Essure in November 2003. We expect research and development expenses for the remaining quarters of fiscal 2004 to trend down slightly from the level of the first quarter of fiscal 2004.

     Selling, general and administrative spending for the three months ended March 31, 2004 was $6.2 million as compared to $9.6 million for the three months ended March 31, 2003. The decrease of $3.4 million, or 34%, is primarily a result of reduced spending in training and marketing expenses. In early 2003, we had focused on group training physicians to attain an aggressive training goal within a relatively short period of time. As a result, we successfully reached our goal of training more than 700 doctors in 2003. Our current goal is to help our trained physicians to build their practices so that they can increase the number of procedures performed, which is benefited by one on one training. The decrease in marketing spending is primarily due to the reduction in spending related to the initial cost of building our marketing infrastructure such as concept design, development of videos, marketing brochures and other marketing medias. In addition to the marketing and training expense reductions, we also decreased spending as a result of the spin-off of our former French subsidiary in January 2004. In order to focus our resource domestically, we are also in the process of negotiating an asset sale agreement of our wholly owned Australia subsidiary to our Australian management team along with a long-term distribution agreement and a call option to repurchase the subsidiary. We expect to complete the agreement by the end of second quarter of 2004. We expect selling, general and administrative expenses for the remaining quarters of 2004 to increase over the levels of first quarter of 2004.

     Net interest and other income decreased by $0.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease was a result of the sale of our former French subsidiary at a net loss and lower interest income earned due to lower average cash, cash equivalent and short-term investments balances.

     We have experienced significant operating losses since inception and, as of March 31, 2004, had an accumulated deficit of $164.4 million. We expect our operating losses to continue at least through 2004 as we continue to expend substantial resources in the selling and marketing of Essure in the United States. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.

Liquidity and Capital Resources

     As of March 31, 2004, we had cash, cash equivalents, restricted cash and short-term investments of $48.2 million, compared with $30.9 million at December 31, 2003. The increase of $17.3 million is due to net proceeds of $23.9 million received from issuance of approximately 3.0 million shares of our common stock in a private placement in February 2004 and $0.8 million received from exercises of stock options, partially offset by $7.3 million of cash used in operating activities and $0.1 million used in capital and investment expenditures.

     In April 2004, we received FDA approval to begin manufacturing the Essure product at UTI Venusa, LTD, our third-party subcontractor located in Mexico. This will substantially decrease our production cost and we expect the transition of the manufacturing activities to reduce our operating cash requirements in the remaining quarters of 2004.

     We are at the early stage of marketing our products and have incurred significant operating losses since inception. We have historically financed our operations primarily through equity financing. Although we expect our existing cash will be sufficient to fund us through profitability, if our expected revenue growth does not materialize, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

     Operating Activities

     Net cash used in operating activities was $7.3 million in the three months ended March 31, 2004, primarily as a result of our net loss of $7.1 million adjusted for non-cash related items of $1.3 million relating to depreciation and amortization, stock compensation expenses, provisions for bad debt allowance and inventories. Other major items that contributed to net cash used in operating activities were related to an increase in other assets of $0.7 million primarily from prepaid insurance premiums and pay down of accounts payable and other liabilities of $1.0 million, offset by changes in other assets and liabilities such as accounts receivable, inventories, other non-current assets and long-term liabilities of $0.3 million. We expect cash usage in operating activities to decrease sequentially from quarter to quarter as we expect moderate revenue growth on a quarterly basis.

     The increase in provision for inventories of $0.7 million was related to cost adjustments to inventory value to reflect lowered production costs due to the transition of manufacturing activities to an outsourced third-party vendor.

     The changes in accounts receivable were negligible because we did not experience a material fluctuation in revenues and collections activities. As of March 31, 2004, our worldwide days sales outstanding was 60 days as compared to 62 days as of December 31, 2003. We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure. We continue to improve and modify those policies as our business evolves. Our goal is to consistently improve our days sales outstanding to the best of our ability. We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collection due to factors outside of our control such as changes in economic climates.

     The changes in other accrued liability consisted of decreased in accrued compensation of $0.5 million related primarily to compensation liability relieved after the divestiture of our former French subsidiary, offset by increase in liability of approximately $0.5 million due to the financing of our Director and Officer’s insurance premium.

     Net cash used in operating activities for the three months ended March 31, 2003 was $11.1 million consisting primarily of our net loss of $11.0 million, adjusted for non-cash related items of $0.4 million related to depreciation expenses, stock compensation expenses and provision for bad debt allowance. Net cash used in operating activities also consisted of increases in accounts receivable of $0.3 million related to increases in revenue and increases in other current assets of $0.5 million, which were primarily related to prepaid insurance premiums. Net cash used in operating activities was offset by decreases in inventories of $0.3 million due to increased number of units shipped.

     Investing Activities

     Net cash used by investing activities for the three months ended March 31, 2004 was $17.5 million, primarily from purchases of short-term investments. Net cash provided by investing activities for the three months ended March 31, 2003 was $3.5 million primarily from the maturity of investments of $9.6 million, partially offset by purchases of investments of $6.0 million and $0.1 million of capital expenditures.

     Financing Activities

     Net cash provided by financing activities was $24.7 million for the three months ended March 31, 2004, primarily from the issuance of our common stock in a private placement completed in February 2004. Our net proceeds from the issuance of approximately 3.0 million shares of our common stock at $8.50 per share in the private placement were approximately $23.9 million, after deducting offering costs and commissions totaling $1.6 million. We also received $0.8 million from the exercises of stock options in the first quarter of 2004. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2003, primarily from the exercise of stock options.

     We expect to have negative cash flows from operations into at least 2005 and we estimate that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	Resources devoted to establish sales, marketing and distribution capabilities;

•	Resources devoted to increasing our manufacturing capacity;

•	The rate of product adoption by doctors and patients; and

•	The insurance payor community’s acceptance of and reimbursement for the Essure procedure.

Recent Accounting Pronouncements

     In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R were effective for the Company’s fiscal 2004 first quarter. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

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

     We have a limited history of operation with Essure and have incurred significant operating losses since inception. We expect to incur significant operating losses for the foreseeable future and we may never achieve or maintain profitability.

     We have a limited history of operation with Essure and have incurred significant operating losses since our inception in 1992, including operating losses of $7.2 million for the three months ended March 31, 2004, $40.2 million in 2003, $33.1 million in 2002 and $18.8 million in 2001. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States. Our net losses may continue until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

     If our product fails to gain market acceptance, our business will suffer.

     We are attempting to introduce a novel product into the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. We do not know whether physicians and patients will accept our product or whether we will be able to obtain their recommendations or endorsements in sufficient amounts to be profitable. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If Essure does not achieve significant market acceptance among physicians, patients and healthcare payors, even if reimbursement levels are sufficient and necessary United States and international regulatory approvals are maintained, we may never achieve significant revenues or profitability.

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

Our Co-Promotion Agreement with GYNECARE may not be successful

     On October 30, 2003, we announced the signing of an exclusive U.S. co-promotion agreement with GYNECARE for marketing Essure in the United States in combination with GYNECARE’S Thermachoice endometrial ablation product. Before joint marketing may begin, however, the FDA must approve supplements to our PMA regarding marketing and labeling claims of the compatibility of the Essure and ThermaChoice device and treatment in the same patient. In addition, once the PMA supplements are approved by the FDA, if at all, the success of the joint marketing campaign would depend upon the effectiveness of our GYNECARE sales team training programs, market demand for Essure in conjunction with the Thermachoice treatment and the efforts and commitment of GYNECARE to this new program.

     We have limited sales and marketing experience and minimal distribution capabilities, and if we are unable to develop our sales and marketing capabilities or be successful in our co-marketing agreement with GYNECARE, we may be unsuccessful in commercializing Essure.

     In order to market, sell and distribute Essure, we will need to maintain and continue to develop a sales force and marketing group with relevant experience and continue to develop the relationship with GYNECARE for co-marketing the Essure device to the endometrial ablation market. Developing a marketing and sales force is expensive and time consuming and can impact the effectiveness of our product launch. If we fail to establish adequate marketing and sales capabilities, we may be unable to commercialize Essure successfully. Furthermore, certain factors in our relationship with GYNECARE are outside of our control, such as the number of sales persons, their compensation and the number of products they are selling, which could adversely impact the revenues and market development we expect from this co-marketing agreement.

     We have limited experience in manufacturing Essure in commercial quantities and are presently pursing the outsourcing of our manufacturing to a third party, which may result in disruption to supply.

     In April 2004, we received FDA approval to begin manufacturing the Essure product at UTI Venusa, LTD, our third-party subcontractor located in Mexico. We are in the process of transitioning our internal manufacturing operations to Venusa to manufacture the entire processes and assemblies of our product. Third-party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliances with FDA or other health authority requirements. We and/or Venusa may encounter manufacturing difficulties, which could negatively impact or delay commercialization of Essure.

     Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

     Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

     During March 2004 the FASB issued an Exposure Draft (proposed statement) “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”. The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option-pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

     The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 8 of the Notes to the condensed consolidated financial statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

     We currently have applied for PMA approvals on three supplements: warning label changes for the concomitant use of Essure with Thermachoice; the 3 year effectiveness claim and the proposed hysterosalpingogram, or HSG substitute. The HSG substitute supplement is related to our effort to remove the HSG requirement as part of the Essure procedure. As part of the FDA approval in November 2002, we are required, three months post-procedure and consistent with our pivotal trial protocol, to perform a HSG, which calls for contrast dye to be injected into the uterus and fallopian tubes to confirm occlusion and micro-insert location. Because an HSG can be uncomfortable for women, we are working with the FDA to approve a less-invasive alternative, such as a pelvic x-ray. There can be no guarantees that we will receive approvals on any or all of these submissions. Further, the timing of FDA approval is not something that we control and delays in approvals could materially impact our business.

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

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office (PTO), to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

     A third party, Ovion, Inc., brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believes that the claims of its patent and application cover Essure and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provides for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of no longer than ten years. In addition, the settlement agreement provides for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

     Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion’s claims should be included within our own patents and we have requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for Essure before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. If the PTO declares an interference in our favor and we are found to have priority of invention, we may avoid having to pay Ovion future royalties on the sales of our product.

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

     Our third-party manufacturer and we will depend upon third party and single source suppliers for raw materials and finished goods and we do not have forward contracts with many of these suppliers.

     We and our third party manufacturer purchase both raw materials used in our product and finished goods from various suppliers, and we rely on a single source for one component of our product, the polyester fiber. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us or our third party manufacturer with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could delay commercialization of Essure, particularly as our third-party manufacturer scales up its manufacturing activities in support of United States and international commercial sales of Essure.

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

     The medical device industry is highly competitive and is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company’s competitive position. As we commercialize Essure, we expect to compete with:

•	other methods of permanent contraception, in particular tubal ligation;

•	other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

•	other companies that may develop permanent contraception devices those are similar to or otherwise compete with Essure.

     We are aware of a company that is in the earlier stages of development for non-incisional permanent contraception devices, and other companies may develop products that could compete with Essure. Competitive factors may render Essure obsolete or noncompetitive or reduce demand for Essure.

     Our future liquidity and capital requirements are uncertain.

     As we commercialize Essure on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities. We expect to have negative cash flows from operations into at least 2005. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	the rate of product adoption by doctors and patients;

•	obtaining government and third-party reimbursement for Essure;

•	the resources devoted to increasing manufacturing capacity to meet commercial demands;

•	our ability to reduce our cost of sales;

•	the resources devoted to establishing sales and marketing and distribution capabilities; and

•	the progress and cost of product development programs.

     Our future quarterly results may fluctuate.

     Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

•	the rate at which new physicians are trained;

•	actions relating to reimbursement matters;

•	the rate at which we establish United States and international distributors or marketing partners and the degree of their success;

•	the extent to which Essure gains market acceptance;

•	the timing and size of distributor purchases; and

•	introduction of competitive products.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

     Interest Rate Risk: We have been exposed to interest rate risk as it applies to interest earned on holdings of short-term marketable investments. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. A 10% change in interest rates would not be material to our results of operations. We reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, short-term investments. We do not hold or issue derivative, commodity instruments or other financial instruments for trading purposes.

     Foreign Currency Exchange Risk: Our expenses, except for those related to Australia, were denominated in United States dollars. Our revenues, 4% and 35% of which were in foreign currencies in the three months ended March 31, 2004 and 2003, respectively, were immaterial in relation to our overall financial position. As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. As of March 31, 2004, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     On February 25, 2004, we sold and issued approximately 3.0 million shares of our common stock for $8.50 per share to certain institutional and other accredited investors in a private placement transaction exempt from registration under section 4(2) and Regulation D promulgated under the Securities Act of 1993, as amended. Net proceeds were approximately $23.9 million, after deducting offering costs and fees totaling $1.6 million. These funds will be used for working capital and are currently invested in investment-grade instruments.

     On January 27, 2004, we issued 102,627 shares of our common stock pursuant to the Settlement and License Agreement, dated October 22, 2003, between us and Ovion, Inc., William S. Tremulis and Jeffrey P. Callister. The securities are exempt from registration pursuant to Section 3(a)(10) of the Securities Act because they were issued in exchange for Ovion and Messrs. Tremulis and Callister entering into the settlement agreement, which was approved by the court after a hearing on the fairness of the terms of the settlement.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

10.1	Form of Stock Purchase Agreement, dated February 24, 2004, between the Registrant and the Purchasers (as defined therein).*

10.2	Employment agreement dated March 23, 2004 between the Company and Mr. Ric Cote as the Company’s new Vice President of Sales.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (file no.333-113611) filed on March 15, 2004.

(b)	Reports on Form 8-K.

On February 11, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”), Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”) and Item 12 (“Disclosure of Results of Operations and Financial Condition”) reporting that it had issued a press release announcing certain financial results for the three and twelve months ended December 31, 2003.

On February 26, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it had issued a press release announcing the completion of a private placement of approximately 3 million shares of newly issued common stock to certain institutional and other accredited investors.

On February 26, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it had issued a press release announcing the revision of its guidance for revenue and net loss for 2004.

On March 1, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”) and Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”) for the purpose of filing the following exhibits: (1) Exclusive Co-Promotion Agreement, dated as of October 30, 2003, by and between the Company and Gynecare Worldwide Division of Ethicon, Inc. and (2) Share Purchase and Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Company.

On March 2, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it had issued a press release on March 2, 2004 announcing that Planned Parenthood Federation of America had approved Essure for use in qualifying Planned Parenthood Affiliates across the United States and that it had issued a press release on March 4, 2004 announcing that the Company had received notice from the American Medical Association CPT Editorial Panel that the Panel will establish a Category I CPT code for hysteroscopic sterilization using the Essure system.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By: /s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 10, 2004

EXHIBIT INDEX.

10.1	Form of Stock Purchase Agreement, dated February 24, 2004, between the Registrant and the Purchasers (as defined therein).*

10.2	Employment agreement dated March 23, 2004 between the Company and Mr. Ric Cote as the Company’s new Vice President of Sales.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (file no. 333-113611) filed on March 15, 2004.