Form 10-Q
period 2004-06-30
CONCEPTUS INC
filed 2004-08-09
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2004

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

As of July 31, 2004, 25,568,280 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended June 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)
(In thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$32,946	$30,794
Short-term investments	9,951	—
Restricted cash	69	69
Accounts receivable, net	1,584	1,582
Inventories, net	1,664	2,682
Other current assets	1,635	504

Total current assets	47,849	35,631
Property and equipment, net	1,560	2,031
Intangible assets, net	1,850	1,950
Other assets	2,070	2,238

Total assets	$53,329	$41,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,711	$2,698
Accrued compensation	1,380	2,691
Other accrued liabilities	773	2,491

Total current liabilities	4,864	7,880
Other long-term liabilities	114	233

Total liabilities	4,978	8,113

Stockholders’ equity:
Common stock and additional paid-in capital	218,920	190,971
Accumulated other comprehensive income	—	26
Accumulated deficit	(170,569)	(157,260)

Total stockholders’ equity	48,351	33,737

Total liabilities and stockholders’ equity	$53,329	$41,850

The accompanying notes are an integral part of these condensed consolidated financial statements

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$2,769	$2,040	$5,150	$3,194
Cost of goods sold	1,676	1,766	3,796	2,916

Gross profit	1,093	274	1,354	278
Operating expenses:
Research and development	905	1,656	2,204	3,267
Selling, general and administrative	6,545	9,331	12,669	18,949

Total operating expenses	7,450	10,987	14,873	22,216

Operating loss	(6,357)	(10,713)	(13,519)	(21,938)
Interest and other income, net	176	167	210	367

Net loss	$(6,181)	$(10,546)	$(13,309)	$(21,571)

Basic and diluted net loss per share	$(0.25)	$(0.49)	$(0.55)	$(1.01)

Weighted-average shares used in computing basic and diluted net loss per share	25,185	21,499	24,142	21,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(13,309)	$(21,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687	641
Stock compensation expense	452	278
Allowance for recovery of doubtful accounts	(75)	91
Provision for inventories	580	(60)
Retirement of fixed assets	43	—
Changes in operating assets and liabilities:
Accounts receivable	73	(859)
Inventories	438	415
Other current assets	(1,157)	(246)
Other assets	168	46
Accounts payable	13	287
Accrued compensation	(1,311)	40
Other accrued liabilities	268	461
Long term liabilities	(119)	(9)

Net cash used in operating activities	(13,249)	(20,486)

Cash flows from investing activities
Purchase of investments	(17,434)	(6,988)
Maturities of investments	7,483	11,987
Capital expenditures, net	(159)	(389)

Net cash provided by (used in) investing activities	(10,110)	4,610

Cash flows from financing activities
Proceeds from issuance of common stock, net	25,497	497

Net cash provided by financing activities	25,497	497

Effect of exchange rate changes on cash	14	99

Net increase (decrease) in cash and cash equivalents	2,152	(15,280)
Cash and cash equivalents at beginning of period	30,794	59,673

Cash and cash equivalents at end of period	$32,946	$44,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

     The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 may not necessarily be indicative of the operating results for the full 2004 fiscal year or any other future interim periods.

2.	Organization, Ownership and Business

In January 2004, the Company completed the sale of its wholly-owned French subsidiary for a nominal amount to an investor group comprised of the Company’s former French management team, and signed a long-term exclusive distribution agreement for Essure with the acquiring group for the European, Middle Eastern and African markets. The sale agreement includes a long-term call option that is intended to enable the Company to repurchase the French company at predetermined prices, depending upon the time periods, that are typical for a distribution company. The transaction did not have any material financial impact to the Company’s condensed consolidated financial statements.

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

     Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following:

(in thousands)	June 30, 2004	December 31, 2003
Raw materials	$457	$516
Work-in-process	805	1,420
Finished goods	402	746

Total	$1,664	$2,682

5.	Intangible Assets

Intangible assets as of June 30, 2004 are comprised of a technology license obtained as a result of the settlement of the patent litigation with Ovion, Inc. The license was acquired at a cost of $2.0 million in October 2003, which was paid in the Company’s common stock, and has an expected useful life of ten years from the date of settlement. The license fee is amortized based on the straight-line method over the useful life of ten years. Amortization expense of $50,000 and $100,000, respectively, has been classified on the Company’s condensed consolidated statement of operations for the three months and six months ended June 30, 2004 as cost of goods sold. Estimated future amortization expenses for each of the years ended December 31, 2004 through 2012 are $200,000 per year and $150,000 for the year ended December 31, 2013.

6.	Other Assets

Other assets as of June 30, 2004 are principally comprised of the $1.9 million carrying value of the $2.0 million cash payment that the Company made to Ovion, Inc. as part of the settlement of a patent litigation suit. The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of no longer than ten years. In accordance with the terms of the settlement agreement, the Company’s prepaid royalties will be fully amortized when cumulative net sales of Essure reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. The Company is amortizing the prepaid royalties to cost of goods sold over its net sales using this effective rate.

7.	Warranty

     The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2004 and 2003 follows (in thousands):

	2004	2003
Warranty accrual at the beginning of the period	$99	28
Accruals for warranties issued during the period	99	115
Settlements made in kind during the period	(124)	(39)

Warranty accrual at the end of the period	$74	104

8.	Stock-based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.

The Company granted 283,020 shares of restricted stock to its employees and directors during the six months ended June 30, 2004. The restricted stock shares have a purchase price of $0.003 per share and vest in equal installments over three years or cliff vest after three years with the potential of acceleration if certain company objectives are met. The Company is amortizing the total restricted stock expense of $2.3 million, calculated based on the fair market value of the stock on the date of the grant, over the vesting term of three years on a straight-line basis. Future restricted stock expense shall be $0.6 million, $0.8 million, $0.8 million and $0.1 million for the years 2004, 2005, 2006 and 2007, respectively. Of the total restricted stock expense of $2.3 million, $0.3 million is related to cost of sales, $0.3 million is related to research and development, and $1.7 million is related to selling, general and administrative expenses. For the six months ended June 30, 2004, $237,000 of restricted stock employee compensation expense is included in the net loss as reported and no restricted stock employee compensation expense is included in the net loss reported for the six months ended June 30, 2003.For the three months ended June 30, 2004, $168,000 of restricted stock employee compensation expense is included in the net loss as reported, and no restricted stock employee expense is included in the net loss reported for the three months ended June 30, 2003.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all employee awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(6,181)	$(10,546)	$(13,309)	$(21,571)
Add: Stock based compensation expense included in reported net loss	168	—	237	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,345)	(1,989)	(3,997)	(3,771)

Pro forma net loss	$(7,358)	$(12,535)	$(17,069)	$(25,342)

Basic and diluted net loss per share
As reported	$(0.25)	$(0.49)	$(0.55)	$(1.01)
Pro forma	$(0.29)	$(0.58)	$(0.71)	$(1.18)

To comply with pro forma reporting requirements of SFAS No. 123, compensation expense is also estimated for the fair value of the Company’s Employee Stock Purchase Plan (ESPP) rights, which are included in the pro forma totals above.

     Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was $217,000 and $214,000 for the six months ended June 30, 2004 and 2003, respectively. Stock-based compensation expense relating to non-employees was $81,000 and $215,000 for the three months ended June 30, 2004 and 2003, respectively.

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

     The total weighted average outstanding common shares used in determining net loss per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares used in basic and diluted net loss per share	25,185	21,499	24,142	21,441

     The following numbers of shares represented by options and shares subject to repurchase were excluded from the computation of diluted net loss per share as their effect was antidilutive (in thousands):

	At June 30,
	2004	2003
Effect of potentially dilutive securities:
Unvested common stock subject to repurchase	283	—
Options	4,007	4,308

Total potentially dilutive securities excluded from the computation of net loss per common share as their effect was antidilutive	4,290	4,308

10.	Comprehensive Loss

     The components of comprehensive loss for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(6,181)	$(10,546)	$(13,309)	$(21,571)
Add: Foreign currency translation gain (loss)	(26)	(32)	(26)	30

Comprehensive loss	$(6,207)	$(10,578)	$(13,335)	$(21,541)

Unrealized gains and losses on available-for-sale securities were immaterial for all periods presented.

11.	Stockholder’s Equity

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

13.	Recent Accounting Pronouncements

     At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of the disclosure requirements has to date not had a material impact on the Company’s business, financial position, cash flows or result of operations.

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

Overview

     We develop, manufacture and market Essure®, an innovative and proprietary non-incisional permanent birth control device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration (FDA). Essure is a soft and flexible micro-insert delivered into a woman’s fallopian tubes designed to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization.

     The Essure Procedure

     The Essure placement procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure placement procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and is typically performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of Essure, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure placement procedure. No overnight hospital stay is required. Furthermore, Essure is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, the patient completes a follow-up examination called a hysterosalpingogram (HSG), which can determine whether the device was placed successfully and whether the fallopian tubes are occluded.

     We believe that Essure is also an attractive alternative to tubal ligation for physicians, hospitals and payors. Essure is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure placement procedure compared with tubal ligation, and payors are experiencing cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. In addition, payors may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use Essure.

     Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States and 13 million procedures worldwide. We intend to tap into this market and establish the Essure procedure as the standard of care for permanent birth control.

     Essure is currently being marketed in multiple countries. In November 2002 we received approval from the FDA to market Essure in the United States. In 2001, we were given approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, Essure was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell Essure in Australia. In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001. We also have distributors in Singapore, Indonesia, Morocco, Turkey and New Zealand.

     Effectiveness of Essure

     Based on clinical trial data filed with the FDA in November 2003, Essure has been demonstrated to be 99.8% effective at three years of follow-up. In June 2004, the FDA approved new labeling claims that extended the labeled effectiveness rate to 99.8% at three years of follow-up, from two years previously.

     Penetration

     As of June 30, 2004, Conceptus has trained or is in the process of training 1,233 physicians on the Essure procedure. Doctors are required to be preceptored for between 3 and 5 cases by a certified trainer before they can perform procedures independently. This represents an increase of 264 physicians over the number of physicians at March 31, 2004 and 441 over the number of physicians at December 31, 2003. The level of sales for Essure, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

     Reimbursement of Essure

     Market acceptance of Essure also depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of June 30, 2004, we received positive reimbursement decisions for Essure from private insurers covering a total of 148 million covered lives, which represents 71% of all the insured, non-Medicare population of the United States. We intend to continue our effort to educate payors of the cost-effectiveness of our product, and to further establish programs to help physicians to navigate reimbursement issues.

     In the first six months of 2004, we received several positive responses from government and private agencies, which we believe will help us to speed up the acceptance of Essure by doctors and patients.

     In March 2004, the American Medical Association accepted our application for a category I CPT code, which will be effective January 1, 2005, subject to the completion of the AMA application process. Category I codes are reserved for those procedures that have demonstrated clinical efficacy, widespread use and have FDA approval. By having a CPT code specific to the Essure procedure, it is expected that coding for reimbursement will become considerably easier for doctors and facilities and that there will be fewer incidents of doctors being reimbursed incorrectly or having claims denied inadvertently. We expect that the new code, once the process to establish it at all private payers that have given a favorable coverage decision is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for Essure, and accelerate the coverage of Essure by private insurance companies and Medicaid. This process is expected to take up to six months following the January 1, 2005 effectivity date of the CPT code.

     In March 2004, the Committee for Medicare and Medicaid Services (CMS) established a temporary Healthcare Common Procedure Coding System (HCPCS) code for separate payment of the Essure device when used in an office setting or outpatient/ambulatory surgery center for both private payers and Medicaid. The temporary HCPCS code became effective on April 1, 2004. CMS issues temporary codes while permanent codes are being established, a process that typically takes six to twelve months. CMS issues permanent HCPCS codes for use in procedures that may be covered by Medicare and Medicaid. Private insurance companies use the CMS issued codes and payment levels as a baseline for establishing their own coverage systems and levels. We believe the CMS reimbursement code helps create an avenue for reimbursement of Essure when performed in the physician’s office and surgery centers.

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

     Utilization of Essure

     Essure is a novel product in the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. Our biggest challenge is to speed up the adoption process to make the Essure procedure the standard of care for permanent birth control. The following discussion summarizes our program in the United States to increase adoption of the Essure procedure.

     Utilization, which is the average number of procedures performed per physician, increased this quarter for the first time since the commercial launch of the product in the U.S. to 0.9 from an average of 0.8 in the first quarter of 2004, for those physicians that are certified to perform the Essure procedure. This increase is directly attributable to our tactical reimbursement efforts aimed at educating the physician and office staff regarding payer procedures following a declined claim, including appeals and petitioning procedures. Typically a newly covered product will go through a period where claims are either inadvertently declined or are paid at the incorrect amount. In either instance, the physician is reluctant to perform additional procedures until payment has been secured for earlier cases, causing the decline in utilization for Essure. Our tactical reimbursement focus is intended to give the physician and his/her staff the tools to ensure that claims will ultimately be paid and thereby encourages the physician to continue performing the Essure procedure despite reimbursement issues. We expect to complete our program in our top 100 accounts by the end of August 2004, and will then pursue the next group of 100 accounts. This tactical reimbursement program will be in place for the foreseeable future and is expected to be able to reach 100 accounts every 45 to 60 days.

     On July 27, 2004, we announced that the FDA had approved labeling changes allowing concomitant use of Essure with Johnson & Johnson’s GYNECARE THERMACHOICE* Uterine Balloon Therapy system. THERMACHOICE is a device allowing the physician to perform endometrial ablation to correct the condition of menorrhagia (excessive uterine bleeding). We had signed in October 2003 a co-promotion agreement with the GYNECARE division that will permit the GYNECARE sales force to market Essure. We believe this agreement will provide us with the ability to substantially increase awareness, gaining market presence and credibility, accelerating our ability to train doctors, as well as expand our market opportunity by driving adoption among a group of physicians not previously targeted by our marketing programs. The success of the joint marketing campaign will depend upon the effectiveness of our GYNECARE sales force training programs, market demand for Essure in conjunction with the THERMACHOICE treatment and the efforts and commitment of GYNECARE to this new program. We cannot be certain how successful this program will be, if at all.

     As a condition of FDA approval, Conceptus and GYNECARE agreed to provide the FDA with investigational data from a prospective study of 50 women to assess whether the THERMACHOICE endometrial ablation procedure causes intrauterine scarring and/or adhesions that could prevent or interfere with an effective HSG at three-months post-Essure placement. In addition, the study will also assess tubal occlusion three months after concomitant Essure/THERMACHOICE procedures. The study is to be conducted at no fewer than three investigational sites and is expected to be completed within nine months following study approval. A final report should be submitted to the FDA within three months of completion of the study. Information provided in this report will be used to assess the effectiveness of concomitant Essure/THERMACHOICE procedures. Data presented in this report may be used to develop additional statements for inclusion in Essure labeling.

     In addition, we are expanding our sales territories and channels of distribution that will also impact penetration and utilization. With the addition of two national account managers and three sales territories, we will have increased our sales coverage by 25%, from 19, as of March 31, 2004, to 24 direct sales representatives. We are pursuing relationships with regional distributors of women’s gynecology products.

     In late July 2004 we announced that we initiated an extensive direct to consumer advertising campaign in the Chicago, Illinois metropolitan area that would commence in August 2004 and that would extend for 6 months and involve radio, direct mail and print media (magazine) advertisements aimed at increasing consumer awareness. Depending on the success of this marketing effort, we will be evaluating additional major metropolitan markets in which to conduct a similar advertising campaign in 2005. This program is directly responsible for the forecasted increase in selling, general and administration expense during the remaining six months of 2004.

We have experienced significant operating losses since inception and, as of June 30, 2004, had an accumulated deficit of $170.6 million. We expect our operating losses to continue at least through 2004 as we continue to expend substantial resources in the selling and marketing of Essure in the United States. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.

     We maintain websites located at www.conceptus.com and www.essure.com. We make available free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into and does not form a part of this Form 10-Q.

Results of Operations — Three and Six Months Ended June 30, 2004 and 2003

     Net Sales

     Net sales were $2.8 million for the three months ended June 30, 2004 as compared to $2.0 million for the three months ended June 30, 2003, an increase of $0.8 million, or 36%, and $2.4 million for the three months ended March 31, 2004. Net sales for the six months ended June 30, 2004 were $5.2 million as compared to $3.2 million for the six months ended June 30, 2004. The increase of $2.0 million, or 61%, in net sales for the first six months of 2004 is due to increased sales of Essure in the United States. After we received FDA approval to market Essure in the United States in November of 2002, we launched an aggressive marketing campaign to increase awareness of Essure among physicians and patients while at the same time increase our customer base by establishing physicians training programs. The net sales increase is a direct result of our continuous effort to market and sell Essure in the United States.

     We expect net sales to increase on a quarterly basis for the remainder of fiscal 2004 and have put in place sales, marketing and reimbursement programs to help us to reach our sales goal. However, as we have noted elsewhere in this Form 10-Q, our expected sales growth is dependant on market acceptance of Essure and third party reimbursement for the procedure, which involves factors that are outside of our control.

     For the three months ended June 30, 2004, net sales to one distributor accounted for 11% of our total consolidated net sales. For the three months ended June 30, 2003, no single customer accounted for more than 10% of net sales. For the six months ending June 30, 2004, one distributor accounted for 12% of our net sales. For the same period in 2003, one distributor accounted for 10% of our net sales. Accounts receivable from one distributor accounted for 22% of our total net accounts receivables outstanding as of June 30, 2004. At June 30, 2003, accounts receivable from one distributor were 21%,of our total net accounts receivables outstanding.

     Net product sales by geographic region as a percentage of net sales for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
United States of America	85%	75%	83%	71%
Europe	12	17	13	18
Australia	3	7	3	9
Asia and Canada	0	1	1	2

     Net sales are attributed to region based on the shipping location of the external customers.

     Gross Profit

     Cost of goods sold for the three months ended June 30, 2004 were $1.7 million as compared to $1.8 million for the three months ended June 30, 2003. The decrease of $0.1 million, or 5%, is primarily due to cost efficiencies from higher production volume. Gross profit margin also improved from 11% in the first quarter of 2004 to 39% in the second quarter of 2004, which represents improved costs in our manufacturing processes as a result of our manufacturing outsourcing effort. For the six months ending June 30, 2004, cost of goods sold was $3.8 million, compared to $2.9 million for the same period last year, for an increase of $0.9 million, or 30%. Gross profit margin for the first six months increased from 9% in 2003 to 26% in 2004. We have reduced per unit production cost by increasing production volume without increasing fixed cost. In April 2004, we received FDA approval to begin manufacturing at UTI Venusa, Ltd, in Ciudad Juarez, Mexico. We have transitioned generally all manufacturing activities to our third party subcontractor in Mexico and maintain only limited production capability in San Carlos for research and development of new manufacturing processes. We expect this change will result in significant further decreases in manufacturing costs in future periods and we expect our gross profit margin to continue to improve into the mid to upper 60% range by the third quarter of 2004. Cost of goods sold for the three and six months ended June 30, 2003 represented the costs of early stage product introduction and limited production volumes.

     Operating Expenses

     Research and development expenses, which includes expenditures related to product development, clinical research and regulatory affairs, decreased to $0.9 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003. The decline of $0.8 million, or 45%, reflects the reduction in clinical research and regulatory affairs expenses in primarily compensation ($0.5 million) and consulting and outside services ($0.1 million). For the six months ended June 30, 2004, research and development expenses decreased $1.1 million, or 33%, to $2.2 million from $3.3 million in same period of 2003. The reduction in spending reflects the decline of clinical research and regulatory affairs activities after FDA approval of Essure in November 2002. We expect research and development expenses for the remaining quarters of fiscal 2004 to trend up slightly from the level of the second quarter of fiscal 2004 to a level of between $1.0 and $1.1 million.

     Selling, general and administrative spending for the three months ended June 30, 2004 was $6.5 million as compared to $9.3 million for the three months ended June 30, 2003. The decrease of $2.8 million, or 30%, is primarily a result of reduced spending in training and marketing expenses. For the six months ended June 30, 2004, selling, general and administrative expenses were $12.7 million, which represents a decrease of $6.3 million, or 33%, from $18.9 million for the six months ending June 30, 2003. In early 2003, we had focused on group training of physicians to attain an aggressive training goal within a relatively short period of time. As a result, we successfully reached our goal of training more than 700 doctors in 2003. Our current goal is to help our trained physicians to build their practices so that they can increase the number of procedures performed, which is benefited by one on one training. The decrease in marketing spending is primarily due to the reduction in spending related to the initial cost of building our marketing infrastructure such as concept design, development of videos, marketing brochures and other marketing medias. In addition to the marketing and training expense reductions, we also decreased spending as a result of the spin-off of our former French subsidiary in January 2004. These decreases were partially offset by increased general and administrative expenses for Sarbanes-Oxley implementation. In order to focus our resources domestically, we are also in the process of negotiating an asset sale agreement of our wholly owned Australian subsidiary to our Australian management team along with a long-term distribution agreement and a call option to repurchase the subsidiary. We expect to complete the agreement by the end of fiscal year 2004. We expect selling, general and administrative expenses for the remaining quarters of 2004 to increase over the levels of second quarter of 2004 to a level between $8.5 million and $9.0 million due to the Company’s direct-to-consumer advertising campaign being conducted in Chicago.

     Net interest and other income of $0.2 million was unchanged for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. For the six months ending June 30, 2004, net interest and other income was $0.2 million compared to $0.4 million for the same period in 2003. The $0.2 million decrease was a result of the sale of our former French subsidiary at a net loss and lower interest income earned due to lower average cash, cash equivalent and short-term investments balances.

     We have a limited history of operation and have incurred significant operating losses since our inception in 1992. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In February 2004, we completed a private placement of common stock that generated enough cash to help us to reach profitability. However, if our revenue growth does not materialize as planned, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

Liquidity and Capital Resources

     As of June 30, 2004, we had cash, cash equivalents, restricted cash and short-term investments of $43.0 million, compared with $30.9 million at December 31, 2003. The increase of $12.1 million is due to net proceeds of $23.9 million received from issuance of approximately 3.0 million shares of our common stock in a private placement in February 2004 and $1.6 million received from exercises of stock options, partially offset by $13.2 million of cash used in operating activities and $10.1 million used in capital and investment expenditures.

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

     Operating Activities

     Net cash used in operating activities was $13.2 million in the six months ended June 30, 2004, primarily as a result of our net loss of $13.3 million adjusted for non-cash related items of $1.7 million relating to depreciation and amortization, stock compensation expense, provisions for bad debt allowance, inventories and retirement of fixed assets. Other major items that contributed to net cash used in operating activities were related to an increase in other current assets of $1.2 million primarily from prepaid insurance premiums and pay down of accrued compensation and other liabilities of $1.1 million, offset by a decrease in inventories of $0.4 million and changes in other assets of $0.2 million. We expect cash usage in operating activities to decrease sequentially from quarter to quarter as we expect moderate revenue growth on a quarterly basis.

     The increase in provision for inventories of $0.6 million was related to reserves recorded for demonstration inventory, that will not be reworked for future sales.The change in accounts receivable was negligible because we did not experience a material fluctuation in revenues and collections activities. As of June 30, 2004, our worldwide days sales outstanding was 51 days as compared to 62 days as of December 31, 2003. We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure. We intend to continue to improve and modify those policies as our business evolves. We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collections due to factors outside of our control such as changes in economic climates.

     The decrease in accrued compensation of $1.3 million related primarily to compensation liability relieved after the divestiture of our former French subsidiary, and payment of severance obligations and bonuses.

     Net cash used in operating activities for the six months ended June 30, 2003 was $20.5 million consisting primarily of our net loss of $21.6 million, adjusted for non-cash related items of $0.6 million related to depreciation and amortization, stock compensation expenses and provision for bad debt allowance and inventories Net cash used in operating activities also consisted of increases in accounts receivable of $0.9 million related to increases in revenue. Net cash used in operating activities was offset by decreases in inventories of $0.4 million due to increased number of units shipped, and increases of $0.6 million in other accrued liabilities.

     Investing Activities

     Net cash used by investing activities for the six months ended June 30, 2004 was $10.1 million from purchases of short-term investments of $17.4 million and $0.2 million of capital expenditures, offset by the maturity of $7.5 million of investments. Net cash provided by investing activities for the six months ended June 30, 2003 was $4.6 million primarily from the maturity of investments of $12.0 million, partially offset by purchases of investments of $7.0 million and $0.4 million of capital expenditures.

     Financing Activities

     Net cash provided by financing activities was $25.5 million for the six months ended June 30, 2004, primarily from the issuance of our common stock in a private placement completed in February 2004. Our net proceeds from the issuance of approximately 3.0 million shares of our common stock at $8.50 per share in the private placement were approximately $23.9 million, after deducting offering costs and commissions totaling $1.6 million. We also received $1.6 million from employees from the exercises of stock options in the six months ended June 30, 2004. Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2003, primarily from the exercise of stock options.

     We expect to have negative cash flows from operations through at least 2005, and we estimate that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	Resources devoted to establish sales, marketing and distribution capabilities;

•	Resources devoted to increasing our manufacturing capacity;

•	The rate of product adoption by doctors and patients; and

•	The insurance payor community’s acceptance of and reimbursement for the Essure procedure.

Recent Accounting Pronouncements

     At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of the disclosure requirements has to date not had a material impact on our business, financial position, cash flows or result of operations.

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

     We have a limited history of operation with Essure and have incurred significant operating losses since our inception in 1992, including operating losses of $13.5 million for the six months ended June 30, 2004, $40.2 million in 2003, $33.1 million in 2002 and $18.8 million in 2001. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States. Our net losses may continue until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

     Our Co-Promotion Agreement with GYNECARE may not be successful

     On October 30, 2003, we announced the signing of an exclusive U.S. co-promotion agreement with GYNECARE for marketing Essure in the United States in combination with the GYNECARE THERMACHOICE Uterine Balloon Therapy endometrial ablation system. With the FDA’s approval of marketing and labeling claims regarding compatability of the Essure procedure and the THERMACHOICE device in July 2004, marketing is expected to commence. However, the success of the joint marketing campaign will depend upon the effectiveness of our GYNECARE sales team training programs, market demand for Essure in conjunction with the THERMACHOICE treatment, the efforts and commitment of GYNECARE to this new program and the results of the required 50 patient post-approval clinical study

     Our direct-to-consumer advertising campaign may not be successful

     The Company has announced the commencement of a six month advertising campaign in the Chicago, Illinois metropolitan area involving radio, direct mail, and print media (magazine). Such advertising programs aimed at increasing consumer awareness for the Company’s product are expensive and may have limited success, if any at all. Such campaigns require consumers to make contact with an Essure physician, often involving a referral from their primary care physician and then to be provided information regarding birth control options by the physician, be pre-authorized for insurance reimbursement and then be scheduled for the procedure. Many of these steps are not within the control of the Company, and the program may not result in revenue generation commensurate with its costs.

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

     We have limited experience in manufacturing Essure in commercial quantities and are presently outsourcing our manufacturing to a third party, which may result in disruption to supply.

     In April 2004, we received FDA approval to begin manufacturing the Essure product at UTI Venusa, LTD, our third-party subcontractor located in Mexico. We have been transitioning our internal manufacturing operations to Venusa to manufacture the entire processes and assemblies of our product. Third-party manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and compliances with FDA or other health authority requirements. We and/or Venusa may encounter manufacturing difficulties, which could negatively impact or delay commercialization of Essure.

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

     We are working with FDA to obtain approval for label changes in the physician labeling that will allow a substitute for the currently required hysterosalpingogram (HSG). As part of the original PMA approval in November 2002, physicians are required, three months post-procedure and consistent with our pivotal trial protocol, to perform an HSG, which calls for contrast dye to be injected into the uterus to confirm occlusion of the fallopian tubes and proper micro-insert location. Because an HSG can be uncomfortable for women and is perceived by patients as the least desirable aspect of the Essure procedure, we are working with the FDA to approve a less-invasive alternative, such as a pelvic x-ray. There can be no guarantees that we will receive approvals on any or all of these submissions. Further, the timing of FDA approval is not something that we control and delays in approvals could materially impact our business.

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

     As we commercialize Essure on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities. We expect to have negative cash flows from operations into at least 2005. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	the rate of product adoption by doctors and patients;

•	obtaining government and third-party reimbursement for Essure;

•	the resources devoted to increasing manufacturing capacity to meet commercial demands;

•	our ability to reduce our cost of sales;

•	the resources devoted to developing and conducting sales and marketing and distribution programs; and

•	the progress and cost of product development programs.

     Our future quarterly results may fluctuate.

     Our future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors:

•	the rate at which new physicians are trained;

•	actions relating to reimbursement matters;

•	the rate at which we establish United States and international distributors or marketing partners and the degree of their success;

•	the extent to which Essure gains market acceptance;

•	the timing and size of distributor purchases; and

•	introduction of competitive products.

     Investor confidence and share value may be adversely impacted if we and our independent registered public accounting firm are unable to provide adequate attestation over the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interpret the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

The effective date the proposed standard was recommended for fiscal years beginning after December 15, 2004. Although a final statement is expected to be issued in the December 2004 quarter, the Board still needs to complete its assessment, which may impact the proposed effective date. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 8 of the Notes to the condensed consolidated financial statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

     Foreign Currency Exchange Risk: Our expenses, except for those related to Australia, were denominated in United States dollars. Our revenues, 3% and 25% of which were in foreign currencies in the three months ended June 30, 2004 and 2003, respectively, and 3% and 29% for the six months ending June 30, 2004 and 2003, respectively, were immaterial in relation to our overall financial position. As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. As of June 30, 2004, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

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

Item 2. Changes in Securities and Use of Proceeds

     On April 30, 2004, we issued an additional 74,967 shares of our common stock to Ovion, Inc. pursuant to the Settlement and License Agreement, dated October 22, 2003, between us and Ovion, Inc., William S. Tremulis and Jeffrey P. Callister. The securities are exempt from registration pursuant to Section 3(a)(10) of the Securities Act because they were issued in exchange for Ovion and Messrs. Tremulis and Callister entering into the settlement agreement, which was approved by the court after a hearing on the fairness of the terms of the settlement.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On June 1, 2004, the Annual Meeting of Stockholders of Conceptus, Inc. was held in Redwood City, California. The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows (votes in thousands):

	Votes for	Votes
	Nominee	Withheld
Proposal 1
Nomination of Class I Directors	20,100	155

	For	Against	Abstain
Proposal 2
Ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2004.	20,138	105	12
Proposal 3
Approve the Amended and Restated 2001 Equity Incentive Plan to reduce the size of automatic grants of stock options to non-employee directors and to provide automatic grants of restricted stock to non-employee directors.	9,013	3,866	41
Proposal 4
Approve the amendment of the Amended and Restated 2001 Equity Incentive Plan to increase the number of shares of Common Stock reserve for issuance by 500,000 shares.	8,166	4,702	51
Proposal 5
Approve the amendment of the Company’s 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 150,000 shares, effective July 1, 2004.	12,240	488	192

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits.

4.1	Conceptus, Inc. Deferred Fee Plan for Directors (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116960, filed with the Securities and Exchange Commission on June 29, 2004).

4.2	Employment Commencement Nonstatutory Stock Option (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116960, filed with the Securities and Exchange Commission on June 29, 2004).

4.3	Stand — Alone Restricted Stock Purchase Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116960, filed with the Securities and Exchange Commission on June 29, 2004).

4.4	First Amendment to Conceptus, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116959, filed with the Securities and Exchange Commission on June 29, 2004).

4.5	Second Amendment to Conceptus, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-27596) filed with the Securities and Exchange Commission on April 29, 2004).

4.6	Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-27596) filed with the Securities and Exchange Commission on April 29, 2004).

4.7	Amendment to Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-27596) filed with the Securities and Exchange Commission on April 29, 2004).

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

On April 6, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it had issued a press release on April 1, 2004 announcing that it had hired Ric Cote as Vice President, Sales.

On April 21, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it had issued a press release on April 15, 2004 announcing that the Food and Drug Administration (FDA) has granted approval for the Company to begin manufacturing the Essure ® System at UTI Venusa, Ltd. in Ciudad Juarez, Mexico.

On April 22, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”), Item 7 (“Financial Statements, Pro Forma Financial Information and Exhibits”) and Item 12 (“Disclosure of Results of Operations and Financial Condition”) reporting that it had issued a press release announcing certain financial results for the three months ended March 31, 2004.

On June 17, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other events”) reporting that it had issued a press release on June 14, 2004 announcing that the U.S. Food and Drug Administration had approved new labeling claims for the Company’s non-incisional permanent birth control procedure Essure®, extending the labeled effectiveness rate of 99.80% after three years of follow-up, from two years previously.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

	By:	/s/ Gregory E. Lichtwardt

Gregory E. Lichtwardt
Executive Vice President, Treasurer and
Chief Financial Officer

Date: August 9, 2004

EXHIBIT INDEX.
4.1	Conceptus, Inc. Deferred Fee Plan for Directors (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116960, filed with the Securities and Exchange Commission on June 29, 2004).

4.2	Employment Commencement Nonstatutory Stock Option (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116960, filed with the Securities and Exchange Commission on June 29, 2004).

4.3	Stand — Alone Restricted Stock Purchase Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116960, filed with the Securities and Exchange Commission on June 29, 2004).

4.4	First Amendment to Conceptus, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116959, filed with the Securities and Exchange Commission on June 29, 2004).

4.5	Second Amendment to Conceptus, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-27596) filed with the Securities and Exchange Commission on April 29, 2004).

4.6	Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-27596) filed with the Securities and Exchange Commission on April 29, 2004).

4.7	Amendment to Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-27596) filed with the Securities and Exchange Commission on April 29, 2004).

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.