Form 10-Q
period 2004-09-30
CONCEPTUS INC
filed 2004-11-09
CIK 896778

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2004

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
Yes ☒         No ☐

As of October 31, 2004, 25,574,030 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended September 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$37,204	$30,794
Restricted cash	69	69
Accounts receivable, net	1,761	1,582
Inventories, net	1,790	2,682
Other current assets	1,056	504

Total current assets	41,880	35,631

Property and equipment, net	1,433	2,031
Intangible assets, net	1,800	1,950
Other assets	2,038	2,238

Total assets	$47,151	$41,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,164	$2,698
Accrued compensation	1,232	2,691
Other accrued liabilities	963	2,491
Total current liabilities	4,359	7,880

Other long-term liabilities	115	233

Total liabilities	4,474	8,113

Stockholders’ equity:
Common stock and additional paid-in capital	219,586	190,971
Accumulated other comprehensive income	—	26
Accumulated deficit	(176,909)	(157,260)

Total stockholders’ equity	42,677	33,737

Total liabilities and stockholders’ equity	$47,151	$41,850

The accompanying notes are an integral part of these condensed consolidated financial statements

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net sales	$2,840	$2,252	$7,990	$5,446

Cost of goods sold	1,559	1,809	5,355	4,725

Gross profit	1,281	443	2,635	721

Operating expenses:
Research and development	1,045	1,521	3,249	4,788
Selling, general and administrative	6,734	7,995	19,403	26,944

Total operating expenses	7,779	9,516	22,652	31,732

Operating loss	(6,498)	(9,073)	(20,017)	(31,011)

Interest and other income, net	158	97	368	464

Net loss	$(6,340)	$(8,976)	$(19,649)	$(30,547)

Basic and diluted net loss per share	$(0.25)	$(0.41)	$(0.80)	$(1.42)

Weighted-average shares used in computing basic and diluted net loss per share	25,304	21,635	24,540	21,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,

	2004	2003
Cash flows from operating activities
Net loss	$(19,649)	$(30,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,019	1,030
Stock compensation expense	587	502
Change in allowance for doubtful accounts	(64)	66
Provision for inventories	310	(60)
Changes in operating assets and liabilities:
Accounts receivable	(115)	(871)
Inventories	582	51
Other current assets	(578)	(101)
Other assets	200	68
Accounts payable	(534)	(274)
Accrued compensation	(1,459)	—
Other accrued liabilities	454	719
Long term liabilities	(118)	(119)
Net cash used in operating activities	(19,365)	(29,536)

Cash flows from investing activities
Purchase of investments	(17,434)	(6,988)
Maturities of investments	17,434	16,981
Capital expenditures, net	(271)	(621)
Net cash provided by (used in) investing activities	(271)	9,372

Cash flows from financing activities
Proceeds from issuance of common stock, net	26,028	1,152
Net cash provided by financing activities	26,028	1,152

Effect of exchange rate changes on cash	18	87

Net increase (decrease) in cash and cash equivalents	6,410	(18,925)
Cash and cash equivalents at beginning of period	30,794	59,673
Cash and cash equivalents at end of period	$37,204	$40,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations have been included.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three and nine months ended September 30, 2004 may not necessarily be indicative of the operating results for the full 2004 fiscal year or any other future interim periods.

2.                                      Organization, Ownership and Business

In January 2004, the Company completed the sale of its wholly-owned French subsidiary for a nominal amount to an investor group comprised of the Company’s former French management team, and signed a long-term exclusive distribution agreement for Essure with the acquiring group for the European, Middle Eastern and African markets. The sale agreement includes a long-term call option that is intended to enable the Company to repurchase the French company.  The contract was amended in September 2004 to include the territories of Mexico, Central America and South America.  The transaction did not have any material financial impact to the Company’s condensed consolidated financial statements.

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

4.                                      Inventories, net

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following:

(in thousands)	September 30, 2004	December 31, 2003

Raw materials	$174	$516
Work-in-process	1,298	1,420
Finished goods	318	746
Total	$1,790	$2,682

5.                                      Intangible Assets

Intangible assets as of September 30, 2004 are comprised of a technology license obtained as a result of the settlement of the patent litigation with Ovion, Inc. The license was acquired at a cost of $2.0 million in October 2003, which was paid in the Company’s common stock, in equal installments in the first and second quarters of 2004, and has an expected useful life of ten years from the date of settlement.  The license fee is amortized based on the straight-line method over the useful life of ten years.  Amortization expense of $50,000 and $150,000, respectively, has been classified in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2004 as cost of goods sold.    Estimated future amortization expenses for each of the years ended December 31, 2004 through 2012 are $200,000 per year and $150,000 for the year ended December 31, 2013.

6.                                      Other Assets

Other assets as of September 30, 2004 are principally comprised of the $1.9 million carrying value of the $2.0 million cash payment that the Company made to Ovion, Inc. as part of the settlement of a patent litigation suit.  The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of no longer than ten years.  In accordance with the terms of the settlement agreement, the Company’s prepaid royalties will be fully amortized when cumulative net sales of Essure reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. The Company is amortizing the prepaid royalties to cost of goods sold over its net sales using this effective rate.

7.                                      Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs.  Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2004 and 2003 follows (in thousands):

	2004	2003
Warranty accrual at the beginning of the period	$99	$28
Accruals for warranties issued during the period	161	121
Settlements made in kind during the period	(177)	(66)
Warranty accrual at the end of the period	$83	$83

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

The Company granted 288,020 shares of restricted stock to its employees and directors during the nine months ended September 30, 2004, of which 72,000 shares have been repurchased by the Company in accordance with the provisions of the grant.  The shares of restricted stock had a purchase price of $0.003 per share and the Company’s repurchase right with respect to such shares lapses either in equal installments over three years or at the end of the three years, depending on the terms of the respective shares.  Certain of the grants include acceleration of vesting based upon the Company’s achievement of performance goals.  The Company is amortizing the net total restricted stock expense of $2.0 million, calculated based on the fair value of the stock on the date of the grant, less the purchase price  of the repurchased shares, over the vesting term of three years on a straight-line basis.  Estimated future restricted stock expense, assuming no change in repurchased shares or attainment of performance goals, is expected to be $0.5 million, $0.7 million, $0.7 million and $0.1 million for the years 2004, 2005, 2006 and 2007, respectively.  Of the total restricted stock expense of $2.0 million, $0.4 million is related to research and development, and  $1.6 million is related to selling, general and administrative expenses.  For the nine months ended September 30, 2004, $0.4 million of restricted stock employee compensation expense is included in the net loss as reported and no restricted stock employee compensation expense is included in the net loss as reported for the nine months ended September 30, 2003.  For the three months ended September 30, 2004, $0.1 million of restricted stock employee compensation expense is included in the net loss as reported, and no restricted stock employee compensation expense is included in the net loss reported for the three months ended September 30, 2003.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all employee awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(6,340)	$(8,976)	$(19,649)	$(30,547)
Add: Stock based compensation expense included in reported net loss	123	—	364	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,037)	(1,425)	(5,034)	(4,779)
Pro forma net loss	$(7,254)	$(10,401)	$(24,319)	$(35,326)

Basic and diluted net loss per share
As reported	$(0.25)	$(0.41)	$(0.80)	$(1.42)
Pro forma	$(0.29)	$(0.48)	$(0.99)	$(1.64)

To comply with pro forma reporting requirements of SFAS No. 123, compensation expense is also estimated for the fair value of the Company’s Employee Stock Purchase Plan (ESPP) rights, which are included in the pro forma totals above.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Stock-based compensation expense relating to non-employees was $223,000 and $218,000 for the nine months ended September 30, 2004 and 2003, respectively.  Stock-based compensation expense relating to non-employees was $9,000 and $215,000 for the three months ended September 30, 2004 and 2003, respectively.

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

The total weighted average outstanding common shares used in determining net loss per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares used in basic and diluted net loss per share	25,304	21,635	24,540	21,506

The following numbers of shares represented by options and shares subject to repurchase were excluded from the computation of diluted net loss per share as their effect was antidilutive  (in thousands):

	At September 30,
	2004	2003
Effect of potentially dilutive securities:
Unvested common stock subject to repurchase	216	—
Stock options	3,626	4,376
Total potentially dilutive securities excluded from the computation of net loss per common share as their effect was antidilutive	3,842	4,376

10.                               Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 30, 2004 and 2003 are as flows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(6,340)	$(8,976)	$(19,649)	$(30,547)
Add: Foreign currency translation gain (loss)	—	(12)	(26)	18
Comprehensive loss	$(6,340)	$(8,988)	$(19,675)	$(30,529)

Unrealized gains and losses on available-for-sale securities were immaterial for all periods presented.

11.                               Stockholder’s Equity

On February 25, 2004, the Company completed a private placement of approximately 3,000,000 shares of common stock at $8.50 per share, based upon a negotiated discount to market.  The net proceeds to the Company, after fees and other offering costs totaling $1,600,000, were approximately $23,900,000.

12.                               Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business.  The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flows.

13.                               Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairmant and Its Application to Certain Investments”, which provides new guidance for assessing impairment losses on investments.  Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain in effect for annual periods ending after June 15, 2004.  We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

We believe that Essure is also an attractive alternative to tubal ligation for physicians, hospitals and payors.  Essure is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure placement procedure compared with tubal ligation, and payors are experiencing cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations.  We also believe Essure is a viable alternative to other temporary methods of birth control being used when there is no intention of having children in the future.  In addition, payors may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use Essure.

Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States and 13 million procedures worldwide.  We intend to tap into this market and establish the Essure procedure as the standard of care for permanent birth control.

Essure is currently being marketed in multiple countries.  In November 2002 we received approval from the FDA to market Essure in the United States.  In 2001, we were given approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution.  In 1999, Essure was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell Essure in Australia.  In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001.  We also have distributors in Singapore, Indonesia, Morocco, Turkey, New Zealand, Mexico, Central America and South America.

Effectiveness of Essure

Based on clinical trial data filed with the FDA in November 2003, Essure has been demonstrated to be 99.8% effective at three years of follow-up.   In June 2004, the FDA approved new labeling claims that extended the labeled effectiveness rate to 99.8% at three years of follow-up, from two years previously.

Penetration

Doctors are required to be preceptored for between 3 and 5 cases by a certified trainer before they can perform procedures independently.  As of September 30, 2004, Conceptus has trained or is in the process of training 1,401 physicians on the Essure procedure.  This represents an increase of 168 physicians over the number of physicians at June 30, 2004 and 609 over the number of physicians at December 31, 2003.  The level of sales for Essure, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

Reimbursement of Essure

Market acceptance of Essure also depends in part upon the availability of reimbursement within prevailing healthcare payment systems.  We believe that physician advocacy of our product will be required to continue to obtain reimbursement.  As of September 30, 2004, we received positive reimbursement decisions for Essure from private insurers covering a total of 155 million covered lives, which represents 73% of all the insured, non-Medicare population of the United States.  We intend to continue our effort to educate payors of the cost-effectiveness of our product, and to establish further programs to help physicians to navigate reimbursement issues.

In the first nine months of 2004, we received several positive responses from government and private agencies, which we believe will help us to speed up the acceptance of Essure by doctors and patients.  We have also received one unfavorable government response (Australian Department of Health, Medical Services Advisory Committee (MSAC) division) that we do not consider material to our future financial results or expectations for the world-wide acceptance of Essure by doctors and patients.

In March 2004, the American Medical Association accepted our application for a category I CPT code, which will be effective January 1, 2005, subject to the completion of the AMA application process.  Category I codes are reserved for those procedures that have demonstrated clinical efficacy, widespread use and have FDA approval.  Although the Essure procedure is generally reimbursed by private payors and Medicaid, and not by Medicare, a CPT code specific to the Essure procedure is expected to ease reimbursement coding for our physicians and hospital customers and we expect there will be fewer incidents of doctors being reimbursed incorrectly or having claims denied inadvertently.    We expect that the new code, once the process to establish it at all private payers that have given a favorable coverage decision is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for Essure, and accelerate the coverage of Essure by private insurance companies and Medicaid.  This process is not automatic following receipt of the new CPT code, however, and we anticipate continuing to focus on reimbursement issues for sometime in the future both to secure our code and payment schedule into the payors’ database, as well as to help the physician negotiate a favorable contract for payment off that schedule.

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

In early November 2004, the Centers for Medicare and Medicaid Services (“CMS”) released the Final Rule for the 2005 Physician Fee schedule.  For the Essure CPT code, the CMS has provided for a national physician payment of $2,198.34 for procedures performed in the office and $458.94 for physician payment when the procedure is performed in the hospital.  This compares to a CPT code physician payment of $361.16 for a laparascopic tubal ligation, the current standard of care for permanent female sterilization.  In addition, the CMS released the Final Rule for the 2005 OPPS,  which assigns hospital outpatient reimbursement amounts.  The Essure CPT code was assigned a 2005 payment level of $2,260.37 which is consistent with payments by CMS to hospitals when they perform a laparoscopic tubal ligation, normally performed in a higher cost hospital operating room.  We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

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

In mid-August 2004, the Australian Department of Health, Medical Services Advisory Committee (MSAC) division recommended against public funding for the Essure procedure, citing insufficient evidence for safety, effectiveness and cost effectiveness.  The overall market for female sterilization in Australia at less than 30,000 cases per year is very small. However, the public insured population in Australia is much larger than the private and self-insured population that currently does pay for the procedure.  Consequently we believe that our market penetration in Australia will remain limited by the MSAC decision until such time as we are able to submit sufficient long-term data to obtain public funding.  We are in the process of determining exactly what long-term clinical data MSAC will accept.  They have indicated that they are looking for 5 years of efficacy, which we will not be able to provide for at least one more year.  As a result, we have accelerated our plans to develop an alternative operating structure for our direct subsidiary in order to decrease our expenses in Australia, a relatively small market for Essure.

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

Utilization, which is the average number of procedures performed per certified physician, was 0.9 in each of the second and third quarters of 2004, and was 0.8 in the first quarter of 2004.  This increase over the first quarter utilization rate is directly attributable to our tactical reimbursement efforts aimed at educating the physician and office staff regarding payer procedures following a declined claim, including appeals and petitioning procedures.  Typically a newly covered product will go through a period where claims are either inadvertently declined or are paid at the incorrect amount.  In either instance, the physician is reluctant to perform additional procedures until payment has been secured for earlier cases, causing the decline in utilization for Essure.  Our tactical reimbursement focus is intended to give the physician and his/her staff the tools to ensure that claims will ultimately be paid and thereby encourages the physician to continue performing the Essure procedure despite reimbursement issues.  We completed our program in our top 100 accounts by the end of August 2004, and are now pursuing the next group of 100 accounts, which we expect to complete by the end of November 2004. This tactical reimbursement program will be in place for the foreseeable future and is expected to be able to reach 100 accounts every 45 to 60 days.

On July 27, 2004, we announced that the FDA had approved labeling changes allowing concomitant use of Essure with Johnson & Johnson’s GYNECARE THERMACHOICE* Uterine Balloon Therapy system.  THERMACHOICE is a device allowing the physician to perform endometrial ablation to correct the condition of

* Trademark

menorrhagia (excessive uterine bleeding).  In October 2003, we signed a co-promotion agreement with the GYNECARE division that will permit the GYNECARE sales force to market Essure.  We believe this agreement will provide us with the ability to increase awareness, gain market presence and credibility, accelerate our ability to train doctors, as well as expand our market opportunity by driving adoption among a group of physicians not previously targeted by our marketing programs.   The success of the joint marketing campaign will depend upon the effectiveness of our GYNECARE sales force training programs, market demand for Essure in conjunction with the THERMACHOICE treatment and the efforts and commitment of GYNECARE to this new program.    We cannot be certain how successful this program will be, if at all.

As a condition of FDA approval, Conceptus and GYNECARE agreed to provide the FDA with investigational data from a prospective study of 50 women to assess whether the THERMACHOICE endometrial ablation procedure causes intrauterine scarring and/or adhesions that could prevent or interfere with an effective HSG at three-months post-Essure placement.  In addition, the study will assess tubal occlusion three months after concomitant Essure/THERMACHOICE procedures.  The study is to be conducted at no fewer than three investigational sites and is expected to be completed within nine months following the FDA approval in July 2004.  A final report should be submitted to the FDA within three months of completion of the study.  Information provided in this report will be used to assess the effectiveness of concomitant Essure/THERMACHOICE procedures.  Data presented in this report may be used to develop additional statements for inclusion in Essure labeling.

In addition, we are expanding our sales territories and channels of distribution that will also impact penetration and utilization.  With the addition of two national account managers and three sales territories, we will have increased our sales coverage by 25%, from 19, as of March 31, 2004, to 24 direct sales representatives as of September 30, 2004.  We are pursuing relationships with regional distributors of women’s gynecology products.

In late July 2004 we announced that we initiated an extensive direct to consumer advertising campaign in the Chicago, Illinois metropolitan area which commenced in August 2004 and that will extend for 6 months and involve radio, direct mail and print media (magazine) advertisements aimed at increasing consumer awareness.  Depending on the success of this marketing effort, we will be evaluating additional major metropolitan markets in which to conduct a similar advertising campaign in 2005.   This program is anticipated to be directly responsible for the increase in selling, general and administration expense during the last half of 2004.

We have experienced significant operating losses since inception and, as of September 30, 2004, had an accumulated deficit of $176.9 million.  We expect our operating losses to continue at least through the third quarter of 2005 as we continue to expend substantial resources in the selling and marketing of Essure in the United States.  Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.

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

Results of Operations - Three and Nine Months Ended September 30, 2004 and 2003

Net Sales

Net sales were $2.8 million for the three months ended September 30, 2004 as compared to $2.3 million for the three months ended September 30, 2003, an increase of $0.5 million, or 26%.   Net sales for the nine months ended September 30, 2004 were $8.0 million as compared to $5.4 million for the nine months ended September 30, 2004.  The increase of $2.6 million, or 47%, in net sales for the first nine months of 2004, as well as the increase for the three months, is due to increased sales of Essure in the United States.  After we received FDA approval to market Essure in the United States in November of 2002, we launched a marketing campaign to increase awareness of Essure among physicians and patients while at the same time increase our customer base by establishing physicians training programs.  The net sales increase is a direct result of our continuous effort to market and sell Essure in the United States.

We expect net sales to increase for the remaining quarter of fiscal 2004 and have put in place sales, marketing and reimbursement programs to help us to reach our sales goal.  However, as we have noted elsewhere in this Form 10-Q, our expected sales growth is dependant on market acceptance of Essure, our co-promotion agreement with GYNECARE and third party reimbursement for the procedure, which involves factors that are outside of our control.

For the three and nine months ended September 30, 2004 and September 30, 2003, no single customer accounted for more than 10% of net sales.  Accounts receivable from one distributor accounted for 25% of our total net accounts receivables outstanding as of September 30, 2004.  At September 30, 2003, no single customer accounted for more than 10% of our total net accounts receivable outstanding.

Net product sales by geographic region as a percentage of net sales for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States of America	88%	80%	85%	75%
Europe	9	11	11	15
Australia	2	8	3	9
Asia and Canada	1	1	1	1

Net sales are attributed to region based on the shipping location of the external customers.

Gross Profit

Cost of goods sold for the three months ended September 30, 2004 were $1.6 million as compared to $1.8 million for the three months ended September 30, 2003.  The decrease of $0.2 million, or 14%, is primarily due to cost efficiencies from higher production volume.    Gross profit margin also improved from 13% in the first quarter of 2004 to 39% in the second quarter of 2004, and to 45% in the third quarter of 2004, which represents  lower costs in our manufacturing processes as a result of our manufacturing outsourcing effort.  For the nine months ending September 30, 2004, cost of goods sold was $5.4 million, compared to $4.7 million for the same period last year, for an increase of $0.7 million, or 13%.  Gross profit margin for the first nine months increased from 13% in 2003 to 33% in 2004.  We have reduced per unit production cost by increasing production volume without increasing fixed cost.  In April 2004, we received FDA approval to begin manufacturing at UTI Venusa, Ltd, in Ciudad Juarez, Mexico.  We have transitioned generally all manufacturing activities to our third party subcontractor in Mexico and maintain only limited production capability in San Carlos for research and development of new manufacturing processes.  We expect this change will result in significant further decreases in manufacturing costs in future periods and we expect our gross profit margin to continue to improve into the lower 50% range by the end of 2004.   Cost of goods sold for the three and nine months ended September 30, 2003 represented the costs of early stage product introduction and limited production volumes.

Operating Expenses

Research and development expenses, which includes expenditures related to product development, clinical research and regulatory affairs, decreased to $1.0 million for the three months ended September 30, 2004 from $1.5 million for the three months ended September 30, 2003.  The decline of $0.5 million, or 32%, reflects the reduction in clinical research and regulatory affairs expenses in primarily compensation ($0.2 million) and consulting and outside services ($0.1 million).  For the nine months ended September 30, 2004, research and development expenses decreased by $1.6 million, or 32%, to $3.2 million from $4.8 million in same period of 2003.  The reduction in spending consisted primarily of compensation ($0.8 million) and consulting and outside services ($0.3 million), and reflects the decline of clinical research and regulatory activities after FDA approval of Essure in November 2002.

We expect research and development expenses for the remaining quarter of fiscal 2004 to be consistent with the level of the third quarter of fiscal 2004 at between $1.0 and $1.1 million.

Selling, general and administrative spending for the three months ended September 30, 2004 was $6.7 million as compared to $8.0 million for the three months ended September 30, 2003.  The decrease of $1.3 million, or 16%, is primarily a result of reduced spending in CEO recruiting costs and legal fees.   For the nine months ended September 30, 2004, selling, general and administrative expenses were $19.4 million, which represents a decrease of $7.5 million, or 28%, from $26.9 million for the nine months ending September 30, 2003.  In early 2003, we had focused on group training of physicians to attain an aggressive training goal within a relatively short period of time.  As a result, we successfully reached our goal of training more than 700 doctors in 2003.  Our current goal is to help our trained physicians to build their practices so that they can increase the number of procedures performed, which is benefited by one on one training.  The decrease in marketing spending is primarily due to the reduction in spending related to the initial cost of building our marketing infrastructure such as concept design, development of videos, marketing brochures and other marketing medias.  These marketing costs were partially replaced by expenses for the direct consumer campaign which commenced in August 2004.  In addition to the marketing and training expense reductions, we also decreased spending as a result of the spin-off of our former French subsidiary in January 2004.  These decreases were partially offset by increased general and administrative expenses for Sarbanes-Oxley implementation.  In order to focus our resources domestically, we are in the process of determining what our operating structure will be in Australia so as to curtail our use of cash there.  The final structure is currently expected to involve the replacement of our subsidiary with an independent distributor.  We expect to complete this by the end of the first quarter of 2005.    We expect selling, general and administrative expenses for the remaining quarter of 2004 to increase over the levels of third quarter of 2004 to a level between $7.2 million and $7.6 million due to the Company’s direct-to-consumer advertising campaign being conducted in Chicago.

Net interest and other income of $0.2 million for the three months ended September 30, 2004 increased $0.1 million from $0.1 million in the three months ended September 30, 2003.  For the nine months ended September 30, 2004, net interest and other income was $0.4 million compared to $0.5 million for the same period in 2003.  The $0.1 million decrease was a result of the sale of our former French subsidiary at a net loss and lower interest income earned due to lower average cash, cash equivalent and short-term investments balances.

We have a limited history of operation and have incurred significant operating losses since our inception in 1992.  We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses.   In February 2004, we completed a private placement of common stock that we believe generated enough cash to help us to reach profitability.  However, if our revenue growth does not materialize as planned, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

Liquidity and Capital Resources

As of September 30, 2004, we had cash, cash equivalents and restricted cash  of $37.3 million, compared with $30.9 million at December 31, 2003.  The increase of $6.4 million is due to net proceeds of $23.9 million received from issuance of approximately 3.0 million shares of our common stock in a private placement in February 2004 and $2.1 million received from exercises of stock options, partially offset by $19.4 million of cash used in operating activities and $0.3 million used in capital and investment expenditures.

In April 2004, we received FDA approval to begin manufacturing the Essure product at UTI Venusa, LTD, our third-party subcontractor located in Mexico.  This will substantially decrease our production cost per unit, and we expect the transition of the manufacturing activities to reduce our operating cash requirements in the remaining quarter of 2004.

We are at the early stage of marketing our products and have incurred significant operating losses since inception.  We have historically financed our operations primarily through equity financing.  Although we expect our existing cash will be sufficient to fund us through December 2005, if we invest more in consumer campaigns and our expected revenue growth does not materialize, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

Operating Activities

Net cash used in operating activities was $19.4 million for the nine months ended September 30, 2004, primarily as a result of our net loss of $19.6 million adjusted for non-cash related items of $1.9 million relating to depreciation and amortization, stock compensation expense, provisions for bad debt allowance and inventories.  Other major items that contributed to net cash used in operating activities were related to an increase in other current assets of $0.6 million primarily from prepaid insurance premiums, pay down of accrued compensation of $1.5 million and pay down of accounts payable of $0.5 million, offset by a decrease in inventories of $0.6 million, changes in other assets of $0.2 million and an increase in other liabilities of $0.5 million.  We expect cash usage in operating activities to decrease sequentially from quarter to quarter as we expect moderate revenue growth on a quarterly basis for the foreseeable future.

The increase in provision for inventories of $0.3 million was related to reserves recorded for demonstration inventory that will not be reworked for future sales. The change in accounts receivable was negligible because we did not experience a material fluctuation in revenues and collections activities.  As of September 30, 2004, our worldwide days sales outstanding was 56 days as compared to 62 days as of December 31, 2003.  We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure.  We intend to continue to improve and modify those policies as our business evolves.  We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collections due to factors outside of our control such as changes in economic climates.

The decrease in accrued compensation of $1.5 million related primarily to compensation liability relieved after the divestiture of our former French subsidiary, and payment of severance obligations and bonuses.

Net cash used in operating activities for the nine months ended September 30, 2003 was $29.5 million consisting primarily of our net loss of $30.5 million, adjusted for non-cash related items of $1.5 million related to depreciation and amortization, stock compensation expenses and provision for bad debt allowance and inventories.  Net cash used in operating activities also consisted of increases in accounts receivable of $0.9 million related to increases in revenue and a decrease in accounts payable of $0.3 million.  Net cash used in operating activities was offset by an increase in other accrued liabilities of $0.7 million.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2004 was $0.3 million from capital expenditures.  Short-term investments of $17.4 million were purchased during this period, and all of these investments have matured as of September 30, 2004.  Net cash provided by investing activities for the nine months ended September 30, 2003 was $9.4 million primarily from the maturity of investments of $17.0 million, partially offset by purchases of investments of $7.0 million and $0.6 million of capital expenditures.

Financing Activities

Net cash provided by financing activities was $26.0 million for the nine months ended September 30, 2004, primarily from the issuance of our common stock in a private placement completed in February 2004.  Our net proceeds from the issuance of approximately 3.0 million shares of our common stock at $8.50 per share in the private placement were approximately $23.9 million, after deducting offering costs and commissions totaling $1.6 million.  We also received $2.1 million from employees from the exercises of stock options in the nine months ended September 30, 2004.  Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2003, primarily from the exercise of stock options.

We expect to have negative cash flows from operations through at least calendar 2005, and we estimate that our existing capital resources will be sufficient to meet our cash requirements  through December 2005.  The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing activities.  Our future liquidity and capital requirements will depend upon many factors, including, among others:

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

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairmant and Its Application to Certain Investments”, which provides new guidance for assessing impairment losses on investments.  Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain in effect for annual periods ending after June 15, 2004.  We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

We have a limited history of operation with Essure and have incurred significant operating losses since our inception in 1992, including operating losses of $20.0 million for the nine months ended September 30, 2004, $40.2 million in fiscal 2003, $33.1 million in fiscal 2002 and $18.8 million in fiscal 2001. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States.  Our net losses will continue until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our Co-Promotion Agreement with GYNECARE may not be successful

On October 30, 2003, we announced the signing of an exclusive U.S. co-promotion agreement with GYNECARE for marketing Essure in the United States in combination with the GYNECARE THERMACHOICE Uterine Balloon Therapy endometrial ablation system. With the FDA’s approval of marketing and labeling claims regarding compatibility of the Essure procedure and the THERMACHOICE device in July 2004, marketing has commenced.   However, the success of the joint marketing campaign will depend upon the effectiveness of our GYNECARE sales team training programs, market demand for Essure in conjunction with the THERMACHOICE treatment, the efforts and commitment of GYNECARE to this new program and the results of the required 50 patient post-approval clinical study.

Our direct-to-consumer advertising campaign may not be successful

In August 2004, we launched a six-month advertising campaign in the Chicago, Illinois metropolitan area involving radio, direct mail, and print media (magazine).  Such advertising programs aimed at increasing consumer awareness for our product are expensive and may have limited success, if any at all.  Such campaigns require consumers to make contact with an Essure physician, often involving a referral from their primary care physician and then to be provided information regarding birth control options by the physician, be pre-authorized for insurance reimbursement and then be scheduled for the procedure.  Many of these steps are not within our control, and the program may not result in revenue generation commensurate with its costs.

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

An adverse determination in new litigation or interference proceedings to which we are or may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling Essure.

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

We are aware of a company that is in the clinical stages of development for non-incisional permanent contraception devices, and other companies may develop products that could compete with Essure.  Competitive factors may render Essure obsolete or noncompetitive or reduce demand for Essure.

Our future liquidity and capital requirements are uncertain.

As we commercialize Essure on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities.  We expect to have negative cash flows from operations  through at least calendar 2005. Our future liquidity and capital requirements will depend upon many factors, including, among others:

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004.  While the Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that the Company will not comply with all of the requirements imposed by Section 404. If the Company does not effectively complete its assessment or if its internal controls are not designed or operating effectively, its independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal control or may issue a qualified opinion on the effectiveness of the Company’s internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s internal controls over financial reporting, which could cause the market price of the Company’s shares to decline.

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

The effective date of the proposed standard was extended to begin for interim and annual periods beginning after June 15, 2005. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 8 of the Notes to the condensed consolidated financial statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Foreign Currency Exchange Risk:  Our expenses, except for those related to Australia, were denominated in United States dollars.  Our revenues, 2% and 20% of which were in foreign currencies in the three months ended September 30, 2004 and 2003, respectively, and 3% and 25% for the nine months ending September 30, 2004 and 2003, respectively, were immaterial in relation to our overall financial position.  As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date.  We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.  As of September 30, 2004, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under this Program
August 1, 2004 through August 31, 2004	72,000	$0.003	—	—

September 1, 2004 through September 30, 2004	—	—	—	—

October 1, 2004 through October 31, 2004	—	—	—	—

TOTAL

(1) We purchased 72,000 shares of restricted stock from two former officers in accordance with the terms of the Restricted Stock Purchase Agreements relating to such shares.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                                  Exhibits.

10.1	Employment Agreement between Mark M. Sieczkarek and Conceptus, Inc. (incorporated by reference to exhibit 10.01 to the Company’s Form 8-K, filed with the SEC on October 5, 2004).

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By: /s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and
Chief Financial Officer

Date:                    November 9, 2004