Form 10-Q
period 2005-03-31
CONCEPTUS INC
filed 2005-05-09
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2005

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

As of April 30, 2005, 25,690,411 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended March 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$1,751	$2,002
Short-term investments	22,500	30,200
Restricted cash	69	69
Accounts receivable, net	2,102	2,067
Inventories, net	2,950	2,022
Other current assets	1,410	937

Total current assets	30,782	37,297

Property and equipment, net	1,355	1,322
Intangible assets, net	1,700	1,750
Other assets	1,752	1,808

Total assets	$35,589	$42,177

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,841	$2,713
Accrued compensation	1,794	1,347
Other accrued liabilities	948	1,072
Total current liabilities	4,583	5,132

Other long-term liabilities	29	51

Total liabilities	4,612	5,183

Contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock and additional paid-in capital	222,111	221,960
Deferred stock-based compensation	(1,436)	(1,637)
Accumulated deficit	(189,698)	(183,329)
Treasury Stock, 74,000 and 72,000 shares, at cost, at March 31, 2005 and December 31, 2004, respectively	—	—

Total stockholders’ equity	30,977	36,994

Total liabilities and stockholders’ equity	$35,589	$42,177

The accompanying notes are an integral part of these condensed consolidated financial statements

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

Net sales	$3,871	$2,381

Cost of goods sold	1,727	2,120

Gross profit	2,144	261

Operating expenses:
Research and development	966	1,299
Selling, general and administrative	7,737	6,124

Total operating expenses	8,703	7,423

Operating loss	(6,559)	(7,162)

Interest and other income	190	34

Net loss	$(6,369)	$(7,128)

Basic and diluted net loss per share	$(0.25)	$(0.31)

Weighted-average shares used in computing basic and diluted net loss per share	25,687	23,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(6,369)	$(7,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	331
Stock compensation expense	260	215
Allowance for doubtful accounts	12	(6)
Provision for inventories	(24)	742
Retirement of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(47)	7
Inventories	(904)	21
Other current assets	(473)	(716)
Other assets	56	129
Accounts payable	(872)	(808)
Accrued compensation	344	—
Other accrued liabilities	(42)	(44)
Other long term liabilities	(22)	(20)
Net cash used in operating activities	(7,792)	(7,277)

Cash flows from investing activities
Purchase of investments	(5,700)	(23,884)
Maturities of investments	13,400	7,900
Capital expenditures	(272)	(108)
Net cash provided by (used in) investing activities	7,428	(16,092)

Cash flows from financing activities
Issuance of common stock from company stock plans	113	785
Issuance of common stock from equity financings, net	—	23,939
Net cash provided by financing activities	113	24,724

Effect of exchange rate changes on cash	—	17

Net increase (decrease) in cash and cash equivalents	(251)	1,372
Cash and cash equivalents at beginning of period	2,002	5,844
Cash and cash equivalents at end of period	$1,751	$7,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three months ended March 31, 2005 may not necessarily be indicative of the operating results for the full 2005 fiscal year or any other future interim periods.

2.                                      Organization, Ownership and Business

In December 2004, the Company decided to close down its direct operations in Australia on January 31, 2005 and sell its product through a third party distributor.  As a result, costs related to the closure were recorded in 2004 as selling, general and administrative expense and included approximately $22,000 for impaired fixed assets and $183,000 of termination benefits for the five employees, which were completely paid out on January 31, 2005.  All fixed assets were disposed of by the end of March 2005.

3.                                      Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission on March 31, 2005. The Company’s significant accounting policies have not materially changed since December 31, 2004.

4.                                      Investments

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Such investments are classified as “available-for-sale” and are reported at fair value in the Company’s consolidated balance sheets.

At March 31, 2005 and December 31, 2004, the amortized cost basis of the available-for-sale investments represents the fair value of the investments due to their short maturities.  Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the periods ended March 31, 2005 and 2004.

Auction rate securities have been classified as short-term investments on the accompanying consolidated balance sheets.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days.  Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days.  They trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest paid during a given period is based upon the interest rate determined during the prior auction.

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

Based upon the Company’s re-evaluation of these securities in connection with the preparation of its December 31, 2004 financial statements, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments on its consolidated balance sheets.  The resulting impact of this reclassification on the statements of cash flows for the three month period ended March 31, 2004 was to increase purchases of investments by $6,450,000 and increase sales of investments by $7,900,000.

5.                                      Inventories, net

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$169	$250
Work-in-process	2,260	1,073
Finished goods	521	699
Total	$2,950	$2,022

6.                                      Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs.  Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in the Company’s warranty liability for the three months ended March 31, 2005 and 2004 follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Warranty accrual at the beginning of the period	$68	$99
Accruals for warranties issued during the period	25	81
Settlements made in kind during the period	(36)	(58)
Warranty accrual at the end of the period	$57	$122

7.                                      Stock-based compensation

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

The Company granted 312,020 shares of restricted stock to its employees and directors during 2004, of which 74,000 shares have been repurchased to date by the Company in accordance with the provisions of the grants (2,000 shares repurchased in the March 2005 quarter).   The shares of restricted stock had a purchase price of $0.003 per share and the Company’s repurchase right with respect to such shares lapses either in equal installments over three years or at the end of the three years, depending on the terms on the respective shares.  Certain of the grants include acceleration of vesting based upon the Company’s achievement of performance goals.   The Company is amortizing the net total deferred restricted stock expense of $2.2 million, calculated based on the fair value of the stock on the date of the grants, less the purchase price of the repurchased shares, over the vesting term of three years on a straight-line basis.   Of the total deferred restricted stock expense of $2.2 million, $0.4 million relates to research and development and $1.8 million relates to selling, general and administrative activities.   Stock

compensation expense relating to employees was $183,000 and $80,000 for the three months ended March 31, 2005 and 2004, respectively.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all employee awards (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(6,369)	$(7,128)
Add: stock-based employee compensation expense
Included in reported net loss	183	80
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,344)	(2,652)
Pro forma net loss	$(7,530)	$(9,700)

Basic and diluted net loss per share

As reported	$(0.25)	$(0.31)
Pro forma	$(0.29)	$(0.42)

To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of the Company’s Employee Stock Purchase Plan (ESPP) rights, which are included in the pro forma totals above.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Stock-based compensation expense relating to non-employees was $77,000 and $135,000 for the three months ended March 31, 2005 and 2004, respectively.

8.                                      Computation of Net Loss Per Share

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

The following outstanding options and restricted stock shares, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	As of March 31,
	2005	2004
Outstanding options	3,600	4,084
Restricted stock	238	237
Total	3,838	4,321

9.                                      Comprehensive Loss

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders.  The Company’s unrealized gains on available-for-sale securities, and cumulative translation adjustment, if material, represent the components of comprehensive loss that are excluded from the net loss.  These components are not significant, individually or in aggregate, for the periods ended March 31, 2005 and 2004.

10.                               Stockholder’s Equity

In March 2005, the Company repurchased 2,000 shares of restricted common stock at par value in accordance with the terms of a restricted stock agreement.  These shares are recorded as treasury stock, and with the 72,000 shares repurchased in fiscal 2004, the Company now holds a total of 74,000 shares of treasury stock, valued at a cost basis of $222.

On February 25, 2004, the Company completed a private placement of approximately 3,000,000 shares of common stock at $8.50 per share.  The net proceeds to the Company, after fees and other offering costs totaling $1,600,000, were approximately $23,900,000.

11.                               Contingencies

From time to time the Company is involved in legal proceedings arising in the ordinary course of business.  The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flows.

12.                               Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123 (R), “Share-Based Payments” (revised 2004).   The provisions of SFAS 123(R) will require the Company to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, including grants of employee stock options.   In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.   SFAS 123(R) is effective for all public companies for annual periods beginning after June 15, 2005.   The Company will adopt SFAS 123 (R) effective January 1, 2006.  The Company has not yet determined whether the adoption of FAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123.  The Company is evaluating the requirements for FAS 123(R) and expects the adoption to have a significant adverse impact on the statement of operations and net loss per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto.  This discussion contains forward-looking statements, including references to 2005 revenues and other forecasted items, that involve risks and uncertainties such as limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q.  Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-Q.

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

Essure is currently being marketed in multiple countries.  In November 2002 we received approval from the FDA to market Essure in the United States.  In 2001, we were given approval to affix the CE Mark to Essure, indicating that Essure is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution.  In 1999, Essure was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell Essure in Australia.  In December 2004, we made the decision to terminate our direct subsidiary operations in Australia and convert to an independent distributor.  This decision was largely a cost reduction measure in lieu of the small size of the Australian market and our inability to manage a direct operation to a cash-flow positive position.  We have entered into a distribution agreement and the transition was completed in January 2005.  In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001.   We now have distributors in Australia, Canada, New Zealand and France, which covers Europe, Middle East, Africa, Mexico, Central America and South America.

In July 2004, we announced that the FDA had approved labeling changes allowing concomitant use of Essure with Johnson & Johnson’s GYNECARE THERMACHOICE Uterine Balloon Therapy system.    As a condition of FDA approval, Conceptus and GYNECARE agreed to provide the FDA with investigational data from a prospective study of 50 women to assess whether the THERMACHOICE endometrial ablation procedure causes intrauterine scarring and/or adhesions that could prevent or interfere with an effective HSG at three-months post-Essure placement.  In addition, the study will assess tubal occlusion three months after concomitant Essure/THERMACHOICE procedures.  A final report should be submitted to the FDA within three months of completion of the study.  Information provided in this report will be used to assess the effectiveness of concomitant Essure/THERMACHOICE procedures.

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

Penetration

Doctors are required to be preceptored for between 3 and 5 cases by a certified trainer before they can perform procedures independently.  As of March 31, 2005, Conceptus has trained or is in the process of training 1,849 physicians in the United States on the Essure procedure.  This represents an increase of 168 physicians over the number of physicians at December 31, 2004 and an increase of 880 physicians over the number of physicians at March 31, 2004.  The level of sales for Essure, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

Reimbursement of Essure

Market acceptance of Essure also depends in part upon the availability of reimbursement within prevailing healthcare payment systems.  We believe that physician advocacy of our product will be required to continue to obtain reimbursement.  As of March 31, 2005, we received positive reimbursement decisions for Essure from private insurers covering a total of 154 million covered lives, which represents 73% of all the insured, non-Medicare population of the United States.  We intend to continue our effort to educate payors of the cost-effectiveness of our product, and to establish further programs to help physicians to navigate reimbursement issues.

In early November 2004, the Centers for Medicare and Medicaid Services (“CMS”) released the Final Rule for the 2005 Physician Fee schedule.  For the Essure CPT code, the CMS has provided for a national physician payment of $2,198.34 for procedures performed in the office and $458.94 for physician payment when the procedure is performed in the hospital.  This compares to a CPT code physician payment of $361.16 for a laparascopic tubal ligation, the current standard of care for permanent female sterilization.  In addition, the CMS released the Final Rule for the 2005 OPPS, which assigns hospital outpatient reimbursement amounts.  The Essure CPT code was assigned a 2005 payment level of $2,260.37, which is consistent with payments by CMS to hospitals when they perform a laparoscopic tubal ligation, normally performed in a higher cost hospital operating room.  We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.   We expect that the new code, once the process to establish it at all private payors that have given a favorable coverage decision is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for Essure, and accelerate the coverage of Essure by private insurance companies and Medicaid.  This process is not automatic following receipt of the new CPT code, however, and we anticipate continuing to focus on reimbursement issues for sometime in the future both to secure our code and payment schedule into the payors’ databases, as well as to help the physician negotiate a favorable contract for payment off that schedule.

In mid-August 2004, the Australian Department of Health, Medical Services Advisory Committee (MSAC) division recommended against public funding for the Essure procedure, citing insufficient evidence for safety, effectiveness and cost effectiveness.  The overall market for female sterilization in Australia is very small and we believe that our market penetration will remain limited by the MSAC decision until such time as we are able to submit sufficient long-term data to obtain public funding.

Adoption of Essure

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

First, we have developed a field based tactical reimbursement group aimed at educating the physician and office staff regarding payor procedures following a declined claim, including appeals and petitioning procedures.  Typically a newly covered product will go through a period where claims are either inadvertently declined or are paid at the incorrect amount.  In either instance, the physician is reluctant to perform additional procedures until payment has been secured for earlier cases, causing a decline in utilization.  Our tactical reimbursement focus is intended to give the physician and his/her staff the tools to ensure that claims will ultimately be paid and thereby encourages the physician to continue performing the Essure procedure despite reimbursement issues.  This tactical reimbursement group is generally targeting specific accounts with the aim of eventually meeting with all of our accounts so as to provide them with the knowledge of how to file and follow up on claims on a payor by payor basis.

Second, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians.  Already in 2005 we have added 8 sales positions and are expecting to add another 12 before the end of the year.  Also, we have engaged regional distributors of women’s gynecology products to market and sell Essure.  Among other responsibilities, our sales representatives are attempting to increase utilization of the Essure procedure in the office environment.

Third, we have entered into certain strategic partnerships in the past.  The agreements we have entered into include the co-promotion agreement with GYNECARE Worldwide Division of Ethicon, Inc, a Johnson & Johnson company., and with Olympus America, Inc., a manufacturer of hysteroscopy equipment.  We intend for these agreements to provide us with the ability to increase awareness, gain market presence and credibility, accelerate our ability to train doctors, as well as expand our market opportunity by driving adoption among a group of physicians not previously targeted by our marketing programs.   The success of these joint marketing campaigns will depend upon the effectiveness of our sales force training programs, market demand for Essure in conjunction with the products marketed by the strategic partner and the efforts and commitment of the strategic partner to the program.    We cannot be certain how successful these programs will be, if at all.

Fourth, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure.  In late July 2004 we announced that we initiated an extensive direct to consumer advertising campaign in the Chicago, Illinois metropolitan area which commenced in August 2004 and ran for 6 months. The campaign involved radio, direct mail and print media (magazine) advertisements aimed at increasing consumer awareness.  In February 2005, the radio portion of the campaign was extended through the end of 2005.  Depending on the success of this marketing effort, we will be evaluating additional major metropolitan markets in which to conduct a similar advertising campaign in 2005.   This program was partially responsible for the increase in selling, general and administration expense during the last half of 2004.  Applying this program to additional markets will therefore result in further increases in our expenses.

We have experienced significant operating losses since inception and, as of March 31, 2005, had an accumulated deficit of $189.7 million.  We expect our operating losses to continue into at least the calendar year 2006 as we continue to expend substantial resources in the selling and marketing of Essure in the United States.  Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.   We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses.   In February 2004, we completed a private placement of common stock to generate enough cash to help fund our operations.  In the future, depending upon a variety of factors, we will likely need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

Results of Operations - Three Months Ended March 31, 2005 and 2004

Net Sales

Net sales were $3.9 million for the three months ended March 31, 2005 as compared to $2.4 million for the three months ended March 31, 2004.  The increase of $1.5 million, or 63%, in net sales is the result of the continued commercialization of Essure worldwide.  While we raised prices in the U.S. in January 2005 by 17%, our worldwide average selling price decreased from $763 for the year in 2004 to $730 for the first quarter of 2005, due to the significant level of sales to our European distributor, which has a lower selling price.

We expect net sales to increase on a quarterly basis during fiscal 2005 and have put in place sales, marketing and reimbursement programs to help us to reach our revenue goal.  However, as we have noted elsewhere in this Form 10-Q, our expected revenue growth is dependant on market acceptance of Essure and third party reimbursement for the device, which involves factors that are outside of our control.

For the three months ended March 31, 2005, net sales to one distributor accounted for 14% of our total consolidated net sales.  Accounts receivable from one distributor accounted for 25% of our total accounts receivables outstanding as of March 31, 2005.  For the three months ended March 31, 2004, net sales to one distributor accounted for 14% of our total consolidated net sales.  Accounts receivable from one distributor accounted for 19% of our total accounts receivables outstanding as of March 31, 2004.

Net product sales by geographic region as a percentage of net sales in tabular form is as follows:

	March 31,
	2005	2004
Net Sales (in thousands)	$3,871	$2,381
United States of America	83%	81%
Europe	14%	14%
Other	3%	5%

Net sales are attributed to each region based on the shipping location of the external customers.

As of March 31, 2005, we have a total of 1,849 doctors that have either completed or are in the process of completing preceptorship.  This represents an increase of 880 doctors over the number of doctors at March 31, 2004.  Our accomplishment in obtaining the number of physicians trained is very important because it not only provides us with a strong referral base within major metropolitan areas we have targeted, but it will also create the leverage to help us gain additional reimbursement coverage.  We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately.

We are working closely with private payers and physicians across the U.S. to implement the CPT code into their systems and establish payment schedules.  This is important in order for physicians to be able to utilize the benefits of the CPT code in filing claims electronically rather than manually.  It is expected that electronic filing will result in fewer claim denials or incorrect payments and increase the physician’s confidence in the procedure.

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

Gross Profit

Cost of goods sold for the three months ended March 31, 2005 was $1.7 million as compared to $2.1 million for the three months ended March 31, 2004.  The decrease of $0.4 million, or 19%, is primarily due to the cost reductions achieved through higher production volumes and the outsourcing of production.  Gross profit margin improved from 11% to 55%, quarter-over-quarter, which is the result of our outsourcing effort and increased volume.  During 2004, we transitioned our manufacturing activities to a third party manufacturer.  This outsourcing effort decreased our production costs and increased gross profit.  In April 2004, we received FDA approval for the process at the third party manufacturer.  Although we expect lower production costs and the price increase in the United States to improve our gross profit in 2005, our anticipated gross profits will fluctuate in correlation to revenue growth and channel mix.

Operating Expenses

Research and development expenses, which includes expenditures related to product development, clinical research and regulatory affairs, decreased to $1.0 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004.  The decrease of $0.3 million, or 26%, was primarily due to completion of activities pertaining to the PMA application process and completion of certain research and development projects.  Research and development costs in 2005 are expected to be slightly higher than 2004 levels as we complete our Pivotal and Phase II clinical trials and continue to invest in product development of new and alternative product designs.

Selling, general and administrative spending for the three months ended March 31, 2005 was $7.7 million as compared to $6.1 million for the three months ended March 31, 2004.  The increase of $1.6 million, or 26%, resulted from an increase of $0.4 million related to consulting expenses for the direct to consumer marketing campaign, an increase of $0.2 million to set up a strategic sales effort to focus on reimbursement and utilization and an increase of $1.0 million in consulting and audit expenses for Sarbanes-Oxley compliance.  For 2005, we expect to have limited international expenditures since we completed the divestiture of our French subsidiary in January 2004 and the closure of our direct operations in Australia in January 2005.   We recorded expenses of approximately $205,000 in December 2004 related to the closing down of our Australia operations, which included $183,000 of severance costs and $22,000 for impairment of fixed assets.   All severance costs were completely paid out at end of January 2005 and the disposal of fixed assets was completed by the end of March 2005.

Net interest and other income increased by $156,000, to $190,000 for the three months ended March 31, 2005, from $34,000 for the three months ended March 31, 2004.  The increase was a result of the higher interest rates and the sale of our former French subsidiary in 2004 at a net loss.

Restricted Stock

In March 2005, the Company repurchased 2,000 shares of restricted common stock at par value in accordance with the terms of a restricted stock agreement.  These shares are recorded as treasury stock, and with the 72,000 shares repurchased in fiscal 2004, the Company now holds a total of 74,000 shares of treasury stock.

Liquidity and Capital Resources

We have experienced significant operating losses since inception.  As of March 31, 2005 we had an accumulated deficit of $189.7 million.  We have financed our operations since inception primarily through equity financings.   In February 2004 we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share.  Our net proceeds from the private placement were approximately $23.9 million, after deducting offering costs and commissions.  The proceeds are being used to fund operations to help us reach profitability.  Once we reach profitability, we expect to finance our operation through cash received from sales of our product.  In the future, depending upon a variety of factors, we will likely need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

As of March 31, 2005, we had cash, cash equivalents, restricted cash and short-term investments of $24.3 million, compared with $32.3 million at December 31, 2004.  The decrease of $8.0 million is primarily due to $7.8 million of cash used in operating activities and $0.3 million used for capital expenditures, partially offset by $0.1 million from the issuance of common stock.

Operating Activities

Net cash used in operating activities was $7.8 million in the three months ended March 31, 2005, primarily as a result of our net loss of $6.4 million adjusted for non-cash related items of $0.5 million relating to depreciation and amortization and stock compensation expense.  Other major items that contributed to net cash used in operating activities were related to an increase in inventories of $0.9 million, an increase in other current assets of $0.5 million and a decrease in accounts payable of $0.9 million, offset by an increase in accrued compensation of $0.3 million.  We expect cash usage in operating activities to decrease sequentially from quarter to quarter as we expect moderate revenue growth on a quarterly basis.

The changes in accounts receivable were minimal because we did not experience a material fluctuation in revenues and collections activities.  As of March 31, 2005, our worldwide days sales outstanding was 53 days, which was unchanged from December 31, 2004.  We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure.  We continue to improve and modify those policies as our business evolves.   Our goal is to consistently improve our days sales outstanding.  We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collection due to factors outside of our control such as changes in economic climates.

The $0.9 million increase in inventories was due to a build up in work in process and finished goods inventory levels to support forecasted sales.  We expect inventory levels to increase further in the second quarter of 2005.

Net cash used in operating activities for the three months ended March 31, 2004 was $7.3 million, primarily as a result of our net loss of $7.1 million, adjusted for non-cash related items of $1.3 million relating to depreciation and amortization, stock compensation expenses, provision for bad debt allowance and inventories.  Other major items that contributed to net cash used in operating activities were related to an increase in other current assets of $0.7 million primarily from prepaid insurance premiums and pay down of accounts payable and other liabilities of $0.9 million, offset by changes in other assets such as accounts receivable, inventories and other non-current assets of $0.1 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2005 was $7.4 million, from sales of short-term investments of $13.4 million, partially offset by purchases of investments of $5.7 million and capital expenditures of $0.3 million.  Net cash used in investing activities for the three months ended March 31, 2004 was $16.1 million from the purchase of investments of $23.9 million and capital expenditures of $0.1 million, partially offset by sales of investments of $7.9 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2005 was $0.1 million from the exercise of stock options.  Net cash provided by financing activities was $24.7 million for the three months ended March 31, 2004, primarily from the issuance of our common stock in a private placement completed in February 2004.  Our net proceeds from the issuance of approximately 3.0 million shares of our common stock at $8.50 per share in the private placement were approximately $23.9 million, after deducting offering costs and commissions totaling $1.6 million.  We also received $0.8 million from the exercises of stock options in the first quarter of 2004.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123 (R), “Share-Based Payments” (revised 2004).   The provisions of SFAS 123(R) will require us to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, including grants of employee stock options.   In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.   SFAS 123(R) is effective for all public companies for annual periods beginning after June 15, 2005.   We will adopt SFAS 123 (R) effective January 1, 2006.  We have not yet determined whether the adoption of FAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123.  We are evaluating the requirements for FAS 123(R) and expect the adoption to have a significant adverse impact on our statement of operations and net loss per share.

Risk Factors

In addition to the other information in this Form 10-Q, the following factors should be considered carefully in evaluating Conceptus and our business.  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-Q..

We have a limited history of operation with Essure and have incurred significant operating losses since inception.  We expect to incur significant operating losses for the foreseeable future and we may never achieve or maintain profitability.

We have a limited history of operation with Essure and have incurred significant operating losses since our inception in 1992, including operating losses of $6.6 million for the three months ended March 31, 2005, $26.6 million in fiscal 2004, $40.2 million in fiscal 2003, and $33.1 million in fiscal 2002. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States.  Our net losses will continue until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

In April 2004, we received FDA approval to begin manufacturing the Essure product at Accellent, formerly named Venusa, our third-party subcontractor located in Mexico.  We transitioned almost all of our internal manufacturing operations to Accellent by the end of 2004 to manufacture the components and assemble our product.  If Accellent does not comply with FDA and other health authority regulations or encounters manufacturing difficulties, this could negatively impact sales of Essure.

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

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We had elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the FASB issued, SFAS 123(R) “Share-Based Payments”.  We will adopt this statement on January 1, 2006 which is the first annual reporting period after June 15, 2005. This statement will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Foreign Currency Exchange Risk:  Our expenses, except for those related to Australia, were denominated in United States dollars.  Our revenues, 1% and 4% of which were in foreign currencies in the three months ended March 31, 2005 and 2004, respectively, were immaterial in relation to our overall financial position.  As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date.  We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.  As of March 31, 2005, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

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

As of March 31, 2005, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2005, the Company repurchased 2,000 shares of restricted common stock at par value in accordance with the terms of a restricted stock agreement.  These shares are recorded as treasury stock, and with the 72,000 shares repurchased in fiscal 2004, the Company now holds a total of 74,000 shares of treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under this Program
January 1, 2005 through January 31, 2005	—	—	—	—

February 1, 2005 through February 28, 2005	—	—	—	—

March 1, 2005 through March 31, 2005	2,000	$0.003	—	—

TOTAL	2,000

(1) We purchased 2,000 shares of restricted stock from one former employee in accordance with the terms of the Restricted Stock Purchase Agreements relating to such shares.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

10.1	Fifth Amended and Restated 2001 Equity Plan, Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K filed on January 11, 2005.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By: /s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and
Chief Financial Officer

Date:    May 9, 2005