Form 10-Q
period 2005-06-30
CONCEPTUS INC
filed 2005-07-29
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2005

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

As of July 26, 2005, 25,733,941 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended June 30, 2005

PART I: FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$2,000	$2,002
Short-term investments	17,700	30,200
Restricted cash	69	69
Accounts receivable, net	2,677	2,067
Inventories, net	3,348	2,022
Other current assets	1,094	937

Total current assets	26,888	37,297

Property and equipment, net	1,401	1,322
Intangible assets, net	1,650	1,750
Other assets	1,679	1,808

Total assets	$31,618	$42,177

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,854	$2,713
Accrued compensation	2,268	1,347
Other accrued liabilities	1,293	1,072
Total current liabilities	6,415	5,132

Other long-term liabilities	7	51

Total liabilities	6,422	5,183

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Common stock and additional paid-in capital	222,328	221,960
Deferred stock-based compensation	(1,403)	(1,637)
Accumulated deficit	(195,729)	(183,329)
Treasury Stock, 74,000 and 72,000 shares, at cost	—	—

Total stockholders’ equity	25,196	36,994

Total liabilities and stockholders’ equity	$31,618	$42,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$5,032	$2,769	$8,903	$5,150

Cost of goods sold	2,102	1,676	3,829	3,796

Gross profit	2,930	1,093	5,074	1,354

Operating expenses:
Research and development	909	905	1,875	2,204
Selling, general and administrative	8,213	6,545	15,950	12,669

Total operating expenses	9,122	7,450	17,825	14,873

Operating loss	(6,192)	(6,357)	(12,751)	(13,519)

Interest and other income, net	161	176	351	210

Net loss	$(6,031)	$(6,181)	$(12,400)	$(13,309)

Basic and diluted net loss per share	$(0.24)	$(0.25)	$(0.49)	$(0.55)

Weighted-average shares used in computing basic and diluted net loss per share	25,453	25,207	25,451	24,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(12,400)	$(13,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	571	687
Stock compensation expense	511	452
Allowance for (recovery of) doubtful accounts	28	(75)
Provision for inventories	(24)	580
Retirement of fixed assets	2	43
Changes in operating assets and liabilities:
Accounts receivable	(638)	73
Inventories	(1,303)	438
Other current assets	(157)	(1,157)
Other assets	129	168
Accounts payable	141	13
Accrued compensation	921	(1,311)
Other accrued liabilities	200	268
Long term liabilities	(44)	(119)
Net cash used in operating activities	(12,063)	(13,249)

Cash flows from investing activities
Purchase of investments	(9,750)	(34,834)
Maturities of investments	22,250	25,683
Capital expenditures, net	(552)	(159)
Net cash provided (used) by investing activities	11,948	(9,310)

Cash flows from financing activities
Proceeds from issuance of common stock, net	113	25,497
Net cash provided by financing activities	113	25,497

Effect of exchange rate changes on cash	—	14

Net increase (decrease) in cash and cash equivalents	(2)	2,952
Cash and cash equivalents at beginning of period	2,002	5,844
Cash and cash equivalents at end of period	$2,000	$8,796

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

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three and six months ended June 30, 2005 may not necessarily be indicative of the operating results for the full 2005 fiscal year or any other future interim periods.

The information included in this form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

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

3.                                      Investments

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (“FASB”). Such investments are classified as “available-for-sale” and are reported at fair value in the Company’s condensed consolidated balance sheets.

At June 30, 2005 and December 31, 2004, the amortized cost basis of the available-for-sale investments represents the fair value of the investments due to their short maturities.  Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the periods ended June 30, 2005 and 2004.

Auction rate securities have been classified as short-term investments on the accompanying condensed consolidated balance sheets.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days.  Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days.  They trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest paid during a given period is based upon the interest rate determined during the prior auction.

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

Based upon the Company’s re-evaluation of these securities in connection with the preparation of its December 31, 2004 financial statements, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments on its consolidated balance sheets.  The resulting impact of this reclassification on the statements of cash flows for the six month period ended June 30, 2004 was to increase purchases of investments by $ 17,400,000 and increase sales of investments by $ 18,200,000.

4.                                      Inventories, Net

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$150	$250
Work-in-process	2,960	1,073
Finished goods	238	699
Total	$3,348	$2,022

5.                                      Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs.  Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2005 and 2004 follows (in thousands):

	Six months ended June 30,
	2005	2004
Warranty accrual at the beginning of the period	$68	$99
Accruals for warranties issued during the period	99	99
Settlements made in kind during the period	(99)	(124)
Warranty accrual at the end of the period	$68	$74

6.                                      Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.

The Company granted 13,500 shares of restricted stock to its employees and directors for the six months ended June 30, 2005 and 312,020 shares during fiscal year 2004.  From the latter, 74,000 shares have been repurchased to date by the Company in accordance with the provisions of the grants (2,000 shares repurchased in March 2005).  The shares of restricted stock had a purchase price of $0.003 per share and the Company’s repurchase right with respect to such shares lapses either in equal installments over three years or at the end of the three years, depending on the terms on the respective shares.  Certain of the grants include acceleration of vesting based upon the Company’s achievement of performance goals.

The Company is amortizing the net total deferred restricted stock expense of $2.3 million, calculated based on the fair value of the stock on the date of the grants, less the purchase price of the repurchased shares, over the vesting term of three years on a straight-line basis.  Of the total deferred restricted stock expense of $2.3 million, $0.4 million will relate to research and development and $1.9 million will relate to selling, general and administrative activities.  Stock compensation expense relating to employees was $428,000 and $237,000 for the six months ended June 30, 2005 and 2004, respectively.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all employee awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(6,031)	$(6,181)	$(12,400)	$(13,309)
Add: Stock based compensation expense included in reported net loss	244	168	428	237
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,434)	(1,345)	(2,779)	(3,997)
Pro forma net loss	$(7,221)	$(7,358)	$(14,751)	$(17,069)

Basic and diluted net loss per share
As reported	$(0.24)	$(0.25)	$(0.49)	$(0.55)
Pro forma	$(0.28)	$(0.29)	$(0.58)	$(0.71)

To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of the Company’s Employee Stock Purchase Plan (ESPP) rights, which are included in the pro forma totals above.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Stock-based compensation expense relating to non-employees was $83,000 and $217,000 for the six months ended June 30, 2005 and 2004, respectively.  Stock-based compensation expense relating to non-employees was $6,000 and $81,000 for the three months ended June 30, 2005 and 2004, respectively.

Recent Accounting Requirements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment” (revised 2004) (“SFAS No. 123 (R)”). The provisions of SFAS No. 123(R) will require the Company to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, including grants of employee stock options.  In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for all public companies for annual periods beginning after June 15, 2005.  The Company will adopt SFAS 123(R) effective January 1, 2006.  The Company has not yet determined whether the adoption of SFAS No. 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.  The Company is evaluating the requirements for SFAS No. 123(R) and expects the adoption to have a significant adverse impact on the statement of operations and net loss per share.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS 123(R).

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the changing to the new accounting principle. The statement is effective for fiscal years beginning after December 15, 2005.  The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

7.                                      Computation of Net Loss Per Share

Basic net loss per share excludes any potential dilutive effects of options and common stock shares subject to repurchase.  Diluted net loss per share includes the impact of potentially dilutive securities.  However, due to the Company’s net loss position, basic and diluted net loss per share are equivalent and are computed using the weighted average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding and the weighted-average of unvested common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Denominator:
Weighted-average common shares outstanding	25,695	25,481	25,691	24,336
Less: Weighted-average unvested common shares	(242)	(274)	(240)	(183)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	25,453	25,207	25,451	24,153

The following outstanding options, potential employee stock purchase plan shares and restricted stock shares, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At June 30,
	2005	2004
Outstanding options	3,599	4,007
Restricted stock	248	283
Employee Stock Purchase Plan	30	12
Total	3,877	4,302

8.                                      Stockholders’ Equity

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

9.                                      Other Commitments and Contingencies

On June 28, 2005, the Company entered into a Sublease Agreement with Verisity Design, Inc. for the premises located at 331 East Evelyn, Mountain View, California. The agreement was subject to the Master Landlord’s consent within 45 days after delivery of and receipt by Master Landlord of the executed Sublease. On July 19, 2005, SFERS Real Estate, the Master Landlord, and Verisity Design, Inc. signed a Landlord Consent Agreement allowing the Sublease Agreement between the Company and Verisity Design, Inc.

Aggregate minimum annual rental commitments under the new lease agreement are as follows (in thousands):

2005	$0
2006	472
2007	582
2008	599
2009	305
Total minimum rental commitment	$1,958

The Company will recognize the operating lease expense on a straight-line basis per the provisions set forth by FAS No. 13.

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

OVERVIEW

We develop, manufacture and market the Essure® Permanent Birth Control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration (“FDA”).  The Essure system uses a soft and flexible micro-insert that is delivered into a woman’s fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes.  A successfully placed Essure micro-insert prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization.

The Essure Procedure

The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide.  Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure.  The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and is typically performed in an outpatient setting without general or regional anesthesia.  In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert.  A patient is typically discharged approximately 45 minutes after the Essure procedure.  No overnight hospital stay is required.  Furthermore, the Essure system is effective without drugs or hormones.  There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs.  At 90 days following the procedure, the patient completes a follow-up examination called a hysterosalpingogram (“HSG”), which can determine whether the device was placed successfully and whether the fallopian tubes are occluded.

We believe that the Essure system is also an attractive alternative to tubal ligation for physicians, hospitals and payers.  The Essure system is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared with tubal ligation, and payers are able to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations.  We also believe the Essure system is a viable alternative to other temporary methods of birth control being used when there is no intention of having children in the future.  In addition, payers may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use the Essure system.

Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States.  We intend to tap into this market and establish the Essure procedure as the standard of care for permanent birth control.

The Essure system is currently being marketed in multiple countries.  In November 2002 we received approval from the FDA to market the Essure system in the United States.  In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution.  In 1999, the Essure Permanent Birth Control system was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell the Essure system in Australia.  In December 2004, we made the decision to terminate our direct subsidiary operations in Australia and convert to an independent distributor.  This decision was largely a cost reduction measure in lieu of the small size of the Australian market and our inability to manage a direct operation to a cash-flow positive position.  We have entered into a distribution agreement and the transition was completed in January 2005.  In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001.  We now have distributors in Australia, Canada, New Zealand and France, which covers Europe, Middle East, Africa, Mexico, Central America and South America.

Effectiveness of the Essure System

In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The PMA supplement filed in late January supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a portion of the women undergoing clinical studies and follow-up of the remaining clinical trial patients is ongoing.

Penetration

Doctors are required to be preceptored for between 3 and 5 cases by a certified trainer before they can perform procedures independently.  As of June 30, 2005, Conceptus has trained or is in the process of training 2,182 physicians in the United States on the Essure procedure.  This represents an increase of 501 physicians over the number of physicians at December 31, 2004 and an increase of 949 physicians over the number of physicians at June 30, 2004.  The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

There are no revenues associated with the training. The Company does not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and the Company has no obligation subsequent to the initial training.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems.  We believe that physician advocacy of our product will be required to continue to obtain reimbursement.  As of June 30, 2005, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 21 of the 50 Medicaid programs in the country. The most significant private payer that has not given a coverage decision is CIGNA, which represents about 6% of the insured population in the United States that would be a candidate for the Essure procedure. We intend to continue our effort to educate payers of the cost-effectiveness of our product, and to establish further programs to help physicians to navigate reimbursement issues.

In July 2005, the UnitedHealthcare Group approved the Essure procedure for reimbursement. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

In early November 2004, the Centers for Medicare and Medicaid Services (“CMS”) released the Final Rule for the 2005 Physician Fee schedule.  For the Essure CPT code, the CMS has provided for a national physician payment of $2,198.34 for procedures performed in the office and $458.94 for physician payment when the procedure is performed in the hospital.  This compares to a CPT code physician payment of $361.16 for a laparoscopic tubal ligation, the current standard of care for permanent female sterilization.  In addition, the CMS released the Final Rule for the 2005 OPPS, which assigns hospital outpatient reimbursement amounts.  The Essure CPT code was assigned a 2005 payment level of $2,260.37, which is consistent with payments by CMS to hospitals when they perform a laparoscopic tubal ligation, normally performed in a higher cost hospital operating room.  We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.  We expect that the new code, once the process to establish it at all private payers that have given a favorable coverage decision is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for the Essure procedure, and accelerate the coverage of the Essure procedure by private insurance companies and Medicaid.  This process is not automatic following receipt of the new CPT code, however, and we anticipate continuing to focus on reimbursement issues for sometime in the future both to secure our code and payment schedule into the payers’ databases, as well as to help the physician negotiate a favorable contract for payment off that schedule.

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

Adoption of the Essure system

The Essure system is a novel product in the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians.  As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product.  Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks.  Our biggest challenge is to speed up the adoption process to make the Essure procedure the standard of care for permanent birth control.  The following discussion summarizes our program in the United States to increase adoption of the Essure procedure.

First, we have developed a field based tactical reimbursement group aimed at educating the physician and office staff regarding payer procedures following a declined claim, including appeals and petitioning procedures.

Typically a newly covered product will go through a period where claims are either inadvertently declined or are paid at the incorrect amount.  In either instance, the physician is reluctant to perform additional procedures until payment has been secured for earlier cases, causing a decline in utilization.  Our tactical reimbursement focus is intended to give the physician and his/her staff the tools to ensure that claims will ultimately be paid and thereby encourages the physician to continue performing the Essure procedure despite reimbursement issues.  This tactical reimbursement group is generally targeting specific accounts with the aim of eventually meeting with all of our accounts so as to provide them with the knowledge of how to file and follow up on claims on a payer by payer basis.

Second, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians.  In 2005 we have added 13 sales positions and are expecting to add another 7 before the end of the year.  Also, we have engaged regional distributors of women’s gynecology products to market and sell the Essure system. Among other responsibilities, our sales representatives are attempting to increase utilization of the Essure procedure in the office environment.

Third, we have entered into certain strategic agreements in the past and we intend to explore such opportunities in the future. These agreements include the co-promotion agreement with GYNECARE Worldwide Division of Ethicon, Inc, a Johnson & Johnson company, and with Olympus America, Inc., a manufacturer of hysteroscopy equipment. In addition, in July 2005 we announced that we had entered into two agreements with manufacturers of hysteroscopic equipment which is used during the Essure procedure.  We intend for these agreements to provide us with the ability to increase awareness, gain market presence and credibility, accelerate our ability to train doctors, as well as expand our market opportunity by driving adoption among a group of physicians not previously targeted by our marketing programs. The success of these joint marketing campaigns will depend upon the effectiveness of our sales force training programs, market demand for Essure in conjunction with the products marketed by the strategic partner and the efforts and commitment of the strategic partner to the program.  We cannot be certain how successful these programs will be, if at all.

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

We have experienced significant operating losses since inception and, as of June 30, 2005, had an accumulated deficit of $195.7 million.  We expect our operating losses to continue into at least the calendar year 2006 as we continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad.  Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.  We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses.  In February 2004, we completed a private placement of common stock to generate enough cash to help fund our operations.  In the future, depending upon a variety of factors, we will likely need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

Results of Operations - Three and Six Months Ended June 30, 2005 and 2004

Net Sales

Net sales were $5.0 million for the three months ended June 30, 2005 as compared to $2.8 million for the three months ended June 30, 2004, an increase of $2.2 million, or 82%.  Net sales for the six months ended June 30, 2005 were $8.9 million as compared to $5.2 million for the six months ended June 30, 2004.  The increase of $3.7 million, or 73%, in net sales is the result of the continued commercialization of the Essure system worldwide and a U.S. price increase established in January of 2005 of 17%. Unit volume growth for the second quarter of 2005 compared to the second quarter of 2004 increased 62% while unit volume growth for the six months ended June 30, 2005 increased 65% over the comparable period of last year.  While we raised prices in the U.S. in January 2005 by 17%, our worldwide average selling price decreased from $763 for the year in 2004 to $760 for the first six months of 2005, due to the significant level of sales to our European distributor, which has a lower average selling price.

We expect net sales to increase on a quarterly basis during fiscal 2005 and have put in place sales and marketing programs and have pursued reimbursement with payers to help us to reach our revenue goal.  However, as we have noted elsewhere in this Form 10-Q, our expected revenue growth is dependant on market acceptance of the Essure system and third party reimbursement for the device, which involves factors that are outside of our control.

For the three months ended June 30, 2005, net sales to one distributor accounted for 12% of our total consolidated net sales. For the three months ended June 30, 2004, net sales to one distributor accounted for 11% of our total consolidated net sales. Net sales to one distributor were 13% for the six months ending June 30, 2005 and 12% for the same period ending June 30, 2004. Accounts receivable from one distributor accounted for 21% of our total net accounts receivable outstanding as of June 30, 2005. At June 30, 2004, accounts receivable from one distributor were 22% of our total net accounts receivable outstanding.

Net product sales by geographic region as a percentage of net sales for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

United States of America	86%	85%	85%	83%
Europe	12	12	12	13
Other	2	3	3	4

Net sales are attributed to region based on the shipping location of the external customers.

As of June 30, 2005, we have a total of 2,182 doctors in the United States that have either completed or are in the process of completing preceptorship.  This represents an increase of 949 doctors over the number of doctors at June 30, 2004.  Our accomplishment in obtaining the number of physicians trained is very important because it not only provides us with a strong referral base within major metropolitan areas we have targeted, but it will also create the leverage to help us gain additional reimbursement coverage.  We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately.  Furthermore, there are no revenues associated with the training activities. The Company does not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and the Company has no obligation subsequent to the initial training.

We are working closely with private payers and physicians across the U.S. to implement the CPT code into their systems and establish payment schedules.  This is important in order for physicians to be able to utilize the benefits of the CPT code in filing claims electronically rather than manually.  It is expected that electronic filing will result in fewer claim denials or incorrect payments and increase the physician’s confidence in the procedure. At June 30, 2005, we estimate that approximately 70% of all the payers that have given a coverage decision for the Essure procedure have loaded the CPT code and a fee schedule into their payment systems for electronic processing of pre-authorizations and claims.

In July 2005, we announced our expected net sales for 2005 to be approximately $19.0 million to $20.0 million, which represents more than 64% growth from 2004.  This increase in revenues includes the effect of the 17% price increase we announced in January 2005 for customers in the United States.  We expect net sales from the United States will continue to be the major contributor of our global net sales.  We have established three primary goals to achieve our revenue growth.  We expect to complete the implementation of the new CPT code, increase sales coverage and physician utilization of the Essure procedure and work with strategic partners.  We believe our revenue growth in 2005 will be significantly influenced by how successful we are in achieving those objectives.

Gross Profit

Cost of goods sold for the three months ended June 30, 2005 was $2.1 million as compared to $1.7 million for the three months ended June 30, 2004.  The increase of $ 0.4 million, or 25%, is caused by the increase in net sales, partially offset by reductions in manufacturing cost due to higher volume and the outsourcing of production to a third-party manufacturer in 2004.  Gross profit margin improved from 39% for the quarter ended June 30, 2004 to 58% for the quarter ended June 30, 2005, which is the result of our domestic price increase and lower manufacturing costs.  For the six months ended June 30, 2005, cost of goods sold was $3.8 million, which represents a similar amount for the same period of last year even though sales have increased 73% year over year. This result has led to significant improvement in our gross profit, as a result of the transition of the manufacturing outsourcing.  We expect gross margin to continue improving during the remainder of 2005 due to all of the above factors, as well as an improvement in the channel mix, with international sales, which carry a lower selling price and gross profit, representing a smaller portion of our overall sales volume.

Operating Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $0.9 million for the three months ended June 30, 2005 and 2004.  For the six months ended June 30, 2005, research and development expenses decreased $0.3 million, or 15%, to $1.9 million, from $2.2 million in the same period of 2004. Research and development expenditures fluctuate in relation to product development, clinical affairs and regulatory activities.

Selling, general and administrative spending for the three months ended June 30, 2005 was $8.2 million as compared to $6.5 million for the three months ended June 30, 2004 which represents an increase of $1.7 million, or 25%.  For the six months ended June 30, 2005, selling, general and administrative expenses were $16.0 million, which represents an increase of $3.3 million, or 26%, from $12.7 million for the six months ended June 30, 2004.  The primary reason for the increases in selling, general and administrative for both the quarter and year to date periods results from the expansion of our U.S. field sales force from approximately 19 sales people in the 2004 time period to 32 sales people at June 30, 2005. The expansion of our U.S. sales force is meant to provide us with more selling time to focus on physician utilization and penetration. Additionally, increases in selling, general and administrative expenses came from activities related to consulting and audit for Sarbanes-Oxley compliance, as well as employee compensation, in part related to new hires. For 2005, we expect to have limited international expenditures since we completed the divestiture of our French subsidiary in January 2004 and the closure of our direct operations in Australia in January 2005.  We recorded expenses of approximately $205,000 in December 2004 related to the closing down of our Australia operations, which included $183,000 of severance costs and $22,000 for impairment of fixed assets.  All severance costs were completely paid out at end of January 2005 and the disposal of fixed assets was completed by the end of March 2005.

Net interest and other income for the three months ended June 30, 2005 was approximately $0.2 million, which represents a similar figure for the three months period ended June 30, 2004. For the six months ended June 30, 2005, net interest and other income was $0.4 million and $0.2 million for the six months ended June 30, 2004.

Restricted Stock

In March 2005, the Company repurchased 2,000 shares of restricted common stock at par value in accordance with the terms of a restricted stock agreement.  These shares are recorded as treasury stock, and with the 72,000 shares repurchased in fiscal 2004, the Company now holds a total of 74,000 shares of treasury stock.

In addition, the Company granted 13,500 shares of restricted stock to its employees and directors for the six months ended June 2005 and 312,020 shares during fiscal year 2004.  From the latter, 74,000 shares have been repurchased to date by the Company in accordance with the provisions of the grants (2,000 shares repurchased in March 2005). The shares of restricted stock had a purchase price of $0.003 per share and the Company’s repurchase right with respect to such shares lapses either in equal installments over three years or at the end of the three years, depending on the terms on the respective shares.  Certain of the grants include acceleration of vesting based upon the Company’s achievement of performance goals.

Liquidity and Capital Resources

We have experienced significant operating losses since inception.  As of June 30, 2005 we had an accumulated deficit of $195.7 million.  We have financed our operations since inception primarily through equity financings.  In February 2004 we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share.  Our net proceeds from the private placement were approximately $23.9 million, after deducting offering costs and commissions. The proceeds are being used to fund operations to help us reach profitability.  Once we reach profitability, we expect to finance our operation through cash received from sales of our product.  In the future, depending upon a variety of factors, we will likely need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

As of June 30, 2005, we had cash, cash equivalents, restricted cash and short-term investments of $19.8 million, compared with $32.3 million at December 31, 2004.  The decrease of $12.5 million is primarily due to $12.1 million of cash used in operating activities and $0.5 million used for capital expenditures, partially offset by the proceeds of $0.1 million from the issuance of common stock. Additional financing may not be available when needed or on terms acceptable to us.

Operating Activities

Net cash used in operating activities was $12.1 million in the six months ended June 30, 2005, primarily as a result of our net loss of $12.4 million adjusted for non-cash related items of $1.1 million relating to depreciation and amortization and stock compensation expense.  Other major items that contributed to net cash used in operating activities were related to a planned increase in inventories of $1.3 million, an increase in accounts receivable of $0.6 million related to our sales growth and an increase in other current assets of $0.2 million, offset by an increase in accrued compensation of $0.9 million and an increase in other accrued liabilities of $0.3 million. We expect cash usage in operating activities in the future to decrease, as we expect revenue growth on a sequential quarterly basis.

As of June 30, 2005, our worldwide days sales outstanding in accounts receivable was 50 days, which represents a decrease of 3 days compared to December 31, 2004.  We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure.  We continue to improve and modify those policies as our business evolves. Our goal is to consistently improve our days sales outstanding.  We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collection due to factors outside of our control such as changes in economic climates.

The $1.3 million increase in inventories was due to a planned build up in inventory levels to support expected future growth in sales. We expect to manage our inventory levels through the rest of the year to support our forecasted sales.

Net cash used in operating activities for the six months ended June 30, 2004 was $13.2 million, primarily as a result of our net loss of $13.3 million, adjusted for non-cash related items of $1.6 million relating to depreciation and amortization, stock compensation expenses, provision for bad debt allowance and inventories.  Other major items that contributed to net cash used in operating activities were related to an increase in other current assets of $1.2 million primarily from prepaid insurance premiums and pay down of accrued compensation and other liabilities of $1.0 million, offset by a decrease in inventories of $0.4 million and changes in other assets of $0.2 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2005 was $11.9 million, from sales of short-term investments of $22.3 million, partially offset by purchases of investments of $9.8 million and capital expenditures of $0.6 million.  Net cash used in investing activities for the six months ended June 30, 2004 was $9.3 million from the purchase of investments of $34.8 million and capital expenditures of $0.2 million, partially offset by the maturity of $25.7 million of investments.

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2005, primarily from the exercise of stock options.  Net cash provided by financing activities was $25.5 million for the six months ended June 30, 2004, primarily from the issuance of our common stock in a private placement completed in February 2004.  Our net proceeds from the issuance of approximately 3.0 million shares of our common stock at $8.50 per share in the private placement were approximately $23.9 million, after deducting offering costs and commissions totaling $1.6 million.  We also received $1.6 million from the exercises of stock options in the first six months of 2004.

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

•                                          The rate of product adoption by doctors and patients; and

•                                          The insurance payer community’s acceptance of and reimbursement for the Essure procedure.

Future Commitments

On June 28, 2005, the Company entered into a Sublease Agreement with Verisity Design, Inc. for the premises located at 331 East Evelyn, Mountain View, California. The agreement was subject to the Master Landlord’s consent within 45 days after delivery of and receipt by Master Landlord of the executed Sublease. On July 19, 2005, SFERS Real Estate, the Master Landlord, and Verisity Design, Inc. signed a Landlord Consent Agreement allowing the Sublease Agreement between the Company and Verisity Design, Inc.

Aggregate minimum annual rental commitments under the new lease agreement are as follows (in thousands):

2005	$0
2006	472
2007	582
2008	599
2009	305
Total minimum rental commitment	$1,958

The Company will recognize the operating lease expense on a straight-line basis per the provisions set forth by FAS No. 13.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payments” (revised 2004). The provisions of SFAS No. 123(R) will require us to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, including grants of employee stock options.  In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective for all public companies for annual periods beginning after June 15, 2005.  We will adopt SFAS No. 123 (R) effective January 1, 2006.  We have not yet determined whether the adoption of SFAS No. 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.  We are evaluating the requirements for SFAS No. 123(R) and expect the adoption to have a significant adverse impact on our statement of operations and net loss per share.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS 123(R).

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the changing to the new accounting principle. The statement is effective for fiscal years beginning after December 15, 2005.  The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

Risk Factors

In addition to the other information in this Form 10-Q, the following factors should be considered carefully in evaluating Conceptus and our business.  This Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The readers should not consider this list to be a complete statement of all potential risks and uncertainties.

We have a limited history of operation with the Essure system and have incurred significant operating losses since inception.  We expect to incur significant operating losses for the foreseeable future and we may never achieve or maintain profitability.

We have a limited history of operation with the Essure system and have incurred significant operating losses since our inception in 1992, including operating losses of $12.8 million for the six months ended June 30, 2005, $26.6 million in fiscal 2004, $40.2 million in fiscal 2003, and $33.1 million in fiscal 2002. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States.  Our net losses will continue until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We are presently a one-product company and if our product fails to gain market acceptance, our business will suffer.

We are attempting to introduce a novel product into the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product.  We do not know whether physicians and patients will accept our product or whether we will be able to obtain their recommendations or endorsements in sufficient amounts to be profitable.  We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks.  We are dependent on the Essure system, which is currently our only commercial product.  If the Essure system does not achieve significant market acceptance among physicians, patients and healthcare payers, even if reimbursement levels are sufficient and necessary United States and international regulatory approvals are maintained, we may never achieve significant revenues or profitability.

Our future liquidity and capital requirements are uncertain.

As we commercialize the Essure system on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expense that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities.  We expect to have negative cash flows from operations into at least calendar 2006. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•                       the rate of product adoption by doctors and patients;

•                       obtaining government and third-party reimbursement for the Essure procedure;

•                       the liquidity of private insurance systems, as well as the timeliness of payments of government-management reimbursement systems;

•                       our ability to improve our days sales outstanding;

•                       the resources devoted to increasing manufacturing capacity to meet commercial demands;

•                       our ability to reduce our cost of sales;

•                       the resources devoted to developing and conducting sales and marketing and distribution programs;

•                       the progress and cost of product development programs; and

•                       the potential requirement to make royalty payments subject to the Ovion-Conceptus settlement agreement.

If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

The Pivotal trial of the Essure system was designed to support a PMA application and to have five years of post-market follow-up.  In addition, patients in the Phase II study will be followed to five years. The long-term results of using the Essure micro-inserts will not be available for several years. If long-term studies or clinical experience indicate that the Essure system is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

Our agreements and contracts entered into with partners and other third parties may not be successful.

We signed in the past and may pursue in the future contracts and agreements with third parties that would assist our marketing, manufacturing, selling and distribution efforts.  We may not be able to comply with obligations or performance clauses that could lead us to significant liability and our partners may not be able to achieve the provisions established in these contracts and agreements.

Our Co-Promotion Agreement with GYNECARE may not be successful.

On October 30, 2003, we announced the signing of an exclusive U.S. co-promotion agreement with GYNECARE for marketing the Essure system in the United States in combination with the GYNECARE THERMACHOICE Uterine Balloon Therapy endometrial ablation system. With the FDA’s approval of marketing and labeling claims regarding compatibility of the Essure system and the THERMACHOICE device in July 2004, marketing has commenced. However, the success of the joint marketing campaign will depend upon the effectiveness of our GYNECARE sales team training programs, market demand for the Essure system in conjunction with the THERMACHOICE treatment, the efforts and commitment of GYNECARE to this new program and the results of the required 50 patient post-approval clinical study.  This agreement includes certain performance clauses that, if not met, could lead to the termination of the agreement by Conceptus in July 2005.

We have limited sales and marketing experience and minimal distribution capabilities, and if we are unable to develop our sales and marketing capabilities or be successful in our marketing agreements with external parties, we may be unsuccessful in commercializing the Essure system.

In order to market, sell and distribute the Essure system, we will need to maintain and continue to develop a sales force and marketing group with relevant experience.  Developing a marketing and sales force is expensive and time consuming and can impact the effectiveness of our product launch.  If we fail to establish adequate marketing and sales capabilities, we may be unable to commercialize the Essure system successfully.  Furthermore, certain factors in our relationship with external parties are outside of our control, such as the number of sales persons, their compensation and the number of products they are selling, which could adversely impact the revenues and market development.

Our direct-to-consumer advertising campaign may not be successful

In August 2004, we initiated a six-month advertising campaign in the Chicago, Illinois metropolitan area involving radio, direct mail, and print media (magazine) and we have continued to extend the campaign to date.

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

We depend on our contract manufacturer to supply our commercial product requirements and we may experience disruption in supply if they are not in compliance with FDA and other health authority regulations or if our manufacturer’s business fails to succeed.

In April 2004, we received FDA approval to begin manufacturing the Essure product at Accellent, formerly named Venusa, our third-party subcontractor located in Mexico.  We transitioned almost all of our internal manufacturing operations to Accellent by the end of 2004 to manufacture the components and assemble our product.  If Accellent does not comply with FDA and other health authority regulations or encounters manufacturing difficulties, this could negatively impact sales of the Essure system.

Government or third party reimbursement for the Essure procedure may not be available or may be inadequate, which would limit our future product revenues and delay or prevent our profitability.

Market acceptance of the Essure system in the United States and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement. Availability and extent of continued reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We cannot ensure that reimbursement for our product will continue to be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of our product for all indications intended by us.  We may be unable to obtain or maintain reimbursement in any country within a particular time frame, for a particular amount, or at all, which would limit our future product revenues and delay or prevent our profitability.

We may not maintain regulatory approvals for the Essure system, our only product, which would delay or prevent us from generating product revenues, and would harm our business and force us to curtail or cease operations.

Numerous government authorities, both in the United States and internationally, regulate the manufacture and sale of medical devices, including the Essure system.  In the United States, the principal regulatory authorities are the FDA and corresponding state agencies, such as the California Department of Health Services. The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain.

We have received FDA approval to market the Essure system in the United States.  If we lose that approval or fail to comply with existing or future regulatory requirements, it would delay or prevent us from generating further product revenues.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Many countries in which we currently market or intend to market the Essure system either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future, which could delay or prevent us from marketing the Essure system in these countries.

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

We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing medical devices, including our patent position, generally are uncertain and involve complex legal and factual questions concerning the enforceability of such patents against alleged infringement. Recent judicial decisions have established new case law and a reinterpretation of previous patent case law, and consequently we cannot ensure that historical legal standards surrounding the questions of infringement and validity will be applied in future cases. In addition, legislation may be pending in Congress that, if enacted in its present form, may limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions that are themselves patentable. Our ability to protect our proprietary methods and procedures may be compromised by the enactment of this legislation or any other limitation or reduction in the patentability of medical and surgical methods and procedures. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may therefore diminish the value of our intellectual property.

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

We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants could still disclose our proprietary information and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of a nondisclosure and confidentiality agreement and other contractual restrictions designed and intended to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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

We have been, and may be in the future, a party to patent litigation, which could be expensive and divert our management’s attention.

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

A third party, Ovion, Inc. (“Ovion”), which is now a subsidiary of American Medical Systems (“AMS”), brought to our attention a patent and certain claims from a pending patent application owned by it.  Ovion indicated that it believes that the claims of its patent and application cover the Essure system and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties.  The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of the Essure system in excess of $75.0 million for a period of no longer than ten years.  In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004.  Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement.  The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion’s claims should be included within our own patents and we have requested that the PTO to declare an interference.  An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of the claims. We believe that we filed our patent applications for the Essure system before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO.  If the PTO declares an interference in our favor and we are found to have priority of invention, we may avoid having to pay Ovion future royalties on the sales of our product.

An adverse determination in new litigation or interference proceedings to which we are or may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the Essure system.

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

We and our third party manufacturer purchase both raw materials used in our product and finished goods from various suppliers, and we rely on a single source for one component of our product, the polyester fiber. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us or our third party manufacturer with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could impair our sales of the Essure system, particularly as our third-party manufacturer scales up its manufacturing activities in support of United States and international commercial sales of the Essure system.

Health care reform may limit our return on our product.

The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means. In the United States, there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care, as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the United States health care system are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to product liability claims, and we have only limited insurance coverage.

The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls.  We currently maintain product liability insurance with coverage limits of $10.0 million per occurrence and an annual aggregate maximum of $10.0 million, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, we cannot ensure that product liability claims in connection with clinical trials or commercial sales of the Essure system will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, or at all. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our product, could cause our stock price to fall.

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

We face intense competition, and if we are unable to compete effectively, demand for the Essure system may be reduced.

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

•                       other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

•                       other companies that may develop permanent contraception devices that are similar to or otherwise compete with the Essure system.

We are aware of a company that is in the clinical stages of development for non-incisional permanent contraception devices. In addition, high competition may arise due to mergers or acquisitions performed by external parties. Other companies may develop products that could compete with the Essure system.  Competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system.

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

•                       the extent to which the Essure system gains market acceptance;

•                       the timing and size of distributor purchases;

•                       introduction of competitive products; and

•                       the achievement of other circumstances included in this form 10-Q.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. SFAS No. 123 allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We had elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, FASB issued, SFAS No. 123(R) “Share-Based Payments”.  We will adopt this statement on January 1, 2006, which is the first annual reporting period after June 15, 2005. This statement will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123. This will result in lower reported earnings per share or in higher reported losses per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

These and other risks and uncertainties are described herein or in our Forms 10-K, 10-Q, 8-K and other public documents filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

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

Foreign Currency Exchange Risk:  Our expenses, except for those related to Australia, were denominated in United States dollars.  Our revenues, 0% and 3% of which were in foreign currencies in the three months ended June 30, 2005 and 2004, respectively, and 1% and 3% for the six months ended June 30, 2005 and 2004, respectively, were immaterial in relation to our overall financial position.  As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date.  We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.  As of June 30, 2005, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

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

As of June 30, 2005, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:

There was no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II.  Other Information

Item 1.  Legal Proceedings

On October 23, 2003, we entered a settlement agreement with Ovion, Inc. (“Ovion”). In connection with this agreement, we were granted a Right of First Refusal (“ROFR”) on any sale or acquisition of Ovion. On June 3, 2005, American Medical Systems (“AMS”) announced that it had entered into a definitive agreement to acquire Ovion. The completion of this transaction was subject to our ROFR.

We exercised the ROFR on Saturday, July 2, 2005 within the 30 day period provided for in the settlement agreement. On Tuesday, July 5, 2005, we were notified by Ovion that it had rejected the exercise of Conceptus’ ROFR option. On July 6, 2005, Conceptus filed a motion in Delaware Chancery Court for the issuance of a temporary restraining order to enjoin the transaction between Ovion and AMS pending resolution of our claims against Ovion. That request for a temporary restraining order was rejected by the Chancery Court, thereby providing clearance for the completion of the acquisition of Ovion by AMS.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under this Program
January 1, 2005 through January 31, 2005	—	—	—	—
February 1, 2005 through February 28, 2005	—	—	—	—
March 1, 2005 through March 31, 2005	2,000	$0.003	—	—
April 1, 2005 through April 30, 2005	—	—
May 1, 2005 through May 31, 2005	—	—
June 1, 2005 through June 30, 2005	—	—
TOTAL	2,000

(1) The Company purchased 2,000 shares of restricted stock from one former employee in accordance with the terms of the Restricted Stock Purchase Agreements relating to such shares.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 26, 2005, the Annual Meeting of Stockholders of Conceptus, Inc. was held in Redwood City, California.  The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows (votes in thousands):

	Votes for Nominee	Votes Withheld
Proposal 1
Election of Class II Directors.	21,035	390
Elected:
- Michael A. Baker
- Marie-Helene Plais-Cotel
- Peter L. Wilson

	For	Against	Abstain
Proposal 2
Ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005	21,388	6	30

Item 5.  Other Information

On June 28, 2005, the Company entered into a Sublease Agreement with Verisity Design, Inc. for the premises located at 331 East Evelyn, Mountain View, California. The agreement was subject to the Master Landlord’s consent within 45 days after delivery of and receipt by Master Landlord of the executed Sublease. On July 19, 2005, SFERS Real Estate, the Master Landlord, and Verisity Design, Inc. signed a Landlord Consent Agreement allowing the Sublease Agreement between the Company and Verisity Design, Inc.

On July 27, 2005, the Company entered into a Settlement and Mutual Release Agreement with Dr. Florence Comite regarding the Master Consulting Agreement dated September 10, 1997. The terms of the settlement contemplated a payment of $22,500 within 7 days of the execution of the termination. As of the date of filing of this Quarterly Report on form 10-Q, the Company has released the funds to comply with this clause.

Item 6.  Exhibits

(a)                    Exhibits.

10.1	Sublease Agreement for the premises located at 331 East Evelyn, Mountain View, California
10.2	Landlord Consent to Sublease for the premises located at 331 East Evelyn, Mountain View, California
10.3	Settlement and Mutual Release Agreement with Dr. Florence Comite dated July 27, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By: /s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and Chief Financial Officer

Date:   July 29, 2005

EXHIBIT INDEX

10.1         Sublease Agreement for the premises located at 331 East Evelyn, Mountain View, California

10.2         Landlord Consent to Sublease for the premises located at 331 East Evelyn, Mountain View, California

10.3         Settlement and Mutual Release Agreement with Dr. Florence Comite dated July 27, 2005.

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002