Form 10-Q
period 2005-09-30
CONCEPTUS INC
filed 2005-11-09
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2005

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

Yes   ☒             No   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes   ☒       No   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes   ☐       No   ☒

As of October 31, 2005, 28,942,570 shares of the registrant’s Common Stock were outstanding.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended September 30, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$36,932	$2,002
Short-term investments	—	30,200
Restricted cash	69	69
Accounts receivable, net	3,477	2,067
Inventories, net	3,711	2,022
Other current assets	734	937

Total current assets	44,923	37,297

Property and equipment, net	1,949	1,322
Intangible assets, net	1,600	1,750
Other assets	1,701	1,808

Total assets	$50,173	$42,177

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,656	$2,713
Accrued compensation	2,782	1,347
Other accrued liabilities	1,178	1,072
Total current liabilities	6,616	5,132

Other long-term liabilities	—	51

Total liabilities	6,616	5,183

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Common stock and additional paid-in capital	245,546	221,960
Deferred stock-based compensation	(1,257)	(1,637)
Accumulated deficit	(200,732)	(183,329)
Treasury stock, 77,863 and 72,000 shares, at cost	—	—

Total stockholders’ equity	43,557	36,994

Total liabilities and stockholders’ equity	$50,173	$42,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$5,499	$2,840	$14,402	$7,990

Cost of goods sold	1,999	1,559	5,828	5,355

Gross profit	3,500	1,281	8,574	2,635

Operating expenses:
Research and development	1,145	1,045	3,020	3,249
Selling, general and administrative	7,618	6,734	23,568	19,403

Total operating expenses	8,763	7,779	26,588	22,652

Operating loss	(5,263)	(6,498)	(18,014)	(20,017)

Interest and other income, net	260	158	611	368

Net loss	$(5,003)	$(6,340)	$(17,403)	$(19,649)

Basic and diluted net loss per share	$(0.18)	$(0.25)	$(0.67)	$(0.80)

Weighted-average shares used in computing basic and diluted net loss per share	27,218	25,304	26,046	24,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(17,403)	$(19,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	838	1,019
Stock compensation expense	785	587
Allowance for (recovery of) doubtful accounts	41	(64)
Provision for inventories	42	310
Retirement of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(1,451)	(115)
Inventories	(1,731)	582
Other current assets	203	(578)
Other assets	107	200
Accounts payable	(57)	(534)
Accrued compensation	1,435	(1,459)
Other accrued liabilities	86	454
Long term liabilities	(51)	(118)
Net cash used in operating activities	(17,154)	(19,365)

Cash flows from investing activities
Purchase of investments	(36,350)	(52,684)
Maturities and sales of investments	66,550	42,434
Capital expenditures, net	(1,317)	(271)
Net cash provided (used) by investing activities	28,883	(10,521)

Cash flows from financing activities
Proceeds from issuance of common stock, net	23,201	26,028
Net cash provided by financing activities	23,201	26,028

Effect of exchange rate changes on cash	—	18

Net increase (decrease) in cash and cash equivalents	34,930	(3,840)
Cash and cash equivalents at beginning of period	2,002	5,844
Cash and cash equivalents at end of period	$36,932	$2,004

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

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three and nine months ended September 30, 2005 may not necessarily be indicative of the operating results for the full 2005 fiscal year or any other future interim periods.

2.             Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission on March 31, 2005. The Company’s significant accounting policies have not materially changed since December 31, 2004.

3.             Investments

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (“FASB”). Such investments are classified as “available-for-sale” and are reported at fair value in the Company’s consolidated balance sheet as of December 31, 2004. As of December 31, 2004, the amortized cost basis of the available-for-sale investments represents the fair value of the investments due to their short maturities.  Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the periods ended September 30, 2005 and 2004.

Auction rate securities have been classified as short-term investments on the consolidated balance sheets as of December 31, 2004.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days.  Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days.  They trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest paid during a given period is based upon the interest rate determined during the prior auction.

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

Based upon the Company’s re-evaluation of these securities in connection with the preparation of its December 31, 2004 financial statements, the Company reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments on its consolidated balance sheets.  The resulting impact of this reclassification on the statements of cash flows for the nine month period ended September 30, 2004 was to increase purchases of investments by $ 35,250,000 and increase sales of investments by $ 25,000,000.

4.             Inventories, Net

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$101	$250
Work-in-progress	714	1,073
Finished goods	2,896	699
Total	$3,711	$2,022

5.             Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs.  Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2005 and 2004 follows (in thousands):

	Nine months ended September 30,
	2005	2004
Warranty accrual at the beginning of the period	$68	$99
Accruals for warranties issued during the period	128	161
Settlements made in kind during the period	(128)	(177)
Warranty accrual at the end of the period	$68	$83

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

The Company granted 23,170 shares of restricted stock to its employees and directors for the nine months ended September 30, 2005 and 312,020 shares during fiscal year 2004.  From the shares granted in 2004 and 2005, 77,863 shares have been repurchased to date by the Company in accordance with the provisions of the awards (72,000 shares repurchased in year 2004, 2,000 shares repurchased in the first quarter of 2005 and 3,863 shares repurchased in the third quarter of 2005). The shares of restricted stock had a purchase price of $0.003 per share and the Company’s repurchase right with respect to such shares lapses either in equal installments over three years or at the end of the three years, depending on the terms on the respective shares.  Certain of the grants include acceleration of vesting based upon the Company’s achievement of performance goals.

The Company is amortizing the net total deferred restricted stock expense of $2.4 million, calculated based on the fair value of the stock on the date of the grants, over the vesting term of three years on a straight-line basis.  Stock compensation expense for restricted stock awarded to employees was $631,000 and $364,000 for the nine months ended September 30, 2005 and 2004, respectively, and $203,000 and $123,000 for the three months ended September 30, 2005 and 2004, respectively.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all employee awards (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(5,003)	$(6,340)	$(17,403)	$(19,649)
Add: Stock-based employee compensation expense included in reported net loss	203	123	631	364
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,406)	(1,037)	(4,185)	(5,034)
Pro forma net loss	$(6,206)	$(7,254)	$(20,957)	$(24,319)
Basic and diluted net loss per share
As reported	$(0.18)	$(0.25)	$(0.67)	$(0.80)
Pro forma	$(0.23)	$(0.29)	$(0.80)	$(0.99)

To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of the Company’s Employee Stock Purchase Plan (“ESPP”) rights, which are included in the pro forma totals above.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Stock-based compensation expense relating to non-employees was $154,000 and $223,000 for the nine months ended September 30, 2005 and 2004, respectively.  Stock-based compensation expense relating to non-employees was $72,000 and $9,000 for the three months ended September 30, 2005 and 2004, respectively.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options, among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS 123(R).

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

7.             Computation of Net Loss Per Share

Basic net loss per share excludes any potential dilutive effects of options and common stock shares subject to repurchase.  Diluted net loss per share includes the impact of potentially dilutive securities.  However, due to the Company’s net loss position, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding and the weighted-average of unvested common shares (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Denominator:
Weighted-average number of common shares outstanding	27,471	25,547	26,291	24,743
Less: Weighted-average unvested common shares	253	243	245	203
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	27,218	25,304	26,046	24,540

The following outstanding options, potential employee stock purchase plan shares and restricted stock shares, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At September 30,
	2005	2004
Outstanding options	3,611	3,626
Restricted stock	254	216
Employee Stock Purchase Plan	31	6
Total	3,896	3,848

8.             Stockholders’ Equity

In the first and third quarters of 2005, the Company repurchased 2,000, and 3,863 respectively shares of restricted common stock at par value in accordance with the terms of the restricted stock agreements.  These shares are recorded as treasury stock, and with the 72,000 shares repurchased in fiscal 2004, the Company now holds a total of 77,863 shares of treasury stock, valued at a cost basis of $234.

On February 25, 2004, the Company completed a private placement of approximately 3,000,000 shares of common stock at $8.50 per share.  The net proceeds to the Company, after fees and other offering costs totaling $1,600,000, were approximately $23,900,000.

On August 11, 2005, the Company closed the sale of a private placement of approximately 3,200,000 shares of newly issued common stock at $7.20 per share to institutional investors and $8.10 per share to officers and directors. The net proceeds to the Company, after fees and other offering costs totaling approximately $116,000 were approximately $22,890,000.

9.             Other Commitments and Contingencies

On June 28, 2005, the Company entered into a Sublease Agreement with Verisity Design, Inc. for the relocation of its headquarters to 331 East Evelyn, Mountain View, California. The agreement was subject to the Master Landlord’s consent within 45 days after delivery of and receipt by Master Landlord of the executed Sublease. On July 19, 2005, SFERS Real Estate, the Master Landlord, and Verisity Design, Inc. signed a Landlord Consent Agreement allowing the Sublease Agreement between the Company and Verisity Design, Inc.

Aggregate minimum annual rental commitments under the new lease agreement are as follows (in thousands):

2005	$0
2006	472
2007	582
2008	599
2009	305
Total minimum rental commitment	$1,958

The Company will recognize the operating lease expense on a straight-line basis.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business.  The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, result of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto.  This discussion contains forward-looking statements, including references to 2005 revenues, increased product adoption, expanded sales force and other forecasted items, that involve risks and uncertainties such as limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this

Form 10-Q.  Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-Q.

Overview

We develop, manufacture and market the Essure® Permanent Birth Control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration (“FDA”).  The Essure system uses a soft and flexible micro-insert that is delivered into a woman’s fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes.  A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization.

The Essure Procedure

The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide.  Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure.  The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting without general or regional anesthesia.  In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert.  A patient is typically discharged approximately 45 minutes after the Essure procedure.  No overnight hospital stay is required.  Furthermore, the Essure system is effective without drugs or hormones.  There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs.  At 90 days following the procedure, the patient completes a follow-up examination called a hysterosalpingogram (“HSG”), which can determine whether the device was placed successfully and whether the fallopian tubes are occluded.

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

Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States.  We intend to tap into this market and establish the Essure procedure as the gold standard for permanent birth control.

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

Effectiveness of the Essure System

In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The PMA supplement filed in late January supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a portion of the women undergoing clinical studies.

In September 2005, we received approval from the FDA to terminate the Company’s post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained to date provided the Company with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been re-classified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study and the Company will seek to obtain a new placement rate claim for the product using this new data. This will require the Company to submit a new PMA Supplement for the bilateral placement rate claims for which it is seeking FDA approval in order to update the labeling for the Essure system.

Penetration

Conceptus requires that a hospital have at least one physician preceptored for generally between 3 and 5 cases by a certified trainer before being able to perform the procedure independently.  As of September 30, 2005, Conceptus has trained or is in the process of training 2,531 physicians in the United States on the Essure procedure.  This represents an increase of 850 physicians over the number of physicians at December 31, 2004 and an increase of 1,130 physicians over the number of physicians at September 30, 2004.  The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems.  We believe that physician advocacy of our product will be required to continue to obtain reimbursement.  As of September 30, 2005, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 22 of the 50 Medicaid programs in the country. The most significant private payer that has not given a coverage decision is CIGNA, which represents about 6% of the insured population in the United States that would be a candidate for the Essure procedure. We intend to continue our effort to educate payers of the cost-effectiveness of our product, and to establish further programs to help physicians to navigate reimbursement issues.

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

First, we are focused on obtaining favorable coverage decisions from payers representing the private paying and state-paying Medicaid systems. We are also focused on getting the CPT code and payment schedule implemented at all of the payers that have given a coverage decision. Until such time as the code is completely implemented and all major payers have provided a coverage decision, we have developed a field based tactical reimbursement group aimed at educating the physician and office staff regarding payer procedures following a declined claim, including appeals and petitioning procedures.  Typically a newly covered product will go through a period where claims are either inadvertently declined or are paid at the incorrect amount.  In either instance, the physician is reluctant to perform additional procedures until payment has been secured for earlier cases, causing a decline in utilization.  Our tactical reimbursement focus is intended to give the physician and his/her staff the tools to ensure that claims will ultimately be paid and thereby encourages the physician to continue performing the Essure procedure despite reimbursement issues.  This tactical reimbursement group is generally targeting specific accounts with the aim of eventually meeting with all of our accounts so as to provide them with the knowledge of how to file and follow up on claims on a payer by payer basis.

Second, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians.  Since January 1, 2005, we have added 19 sales positions and are expecting to add more before the end of the year.  Also, we have included regional distributors of women’s gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase utilization of the Essure procedure in the office environment.

Third, we have entered into certain strategic agreements in the past and we may explore such opportunities in the future.  We intend for these agreements to provide us with the ability to increase awareness, gain market presence and credibility, accelerate our ability to train doctors, as well as expand our market opportunity by driving adoption among a group of physicians not previously targeted by our marketing programs. The success of these joint marketing campaigns will depend upon the effectiveness of our sales force training programs, market demand for Essure procedures in conjunction with the products marketed by strategic partners and the efforts and commitment of strategic partners to the program.  We cannot be certain how successful these programs will be, if at all.

Fourth, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure.  In late July 2004 we announced that we initiated an extensive direct to consumer advertising campaign in the Chicago, Illinois metropolitan area which commenced in August 2004 and ran for 6 months. The campaign involved radio, direct mail and print media (magazine) advertisements aimed at increasing consumer awareness.  In February 2005, the radio portion of the campaign was extended through August 2005.  Depending on the success of this marketing effort, we will be evaluating additional major metropolitan markets in which to conduct a similar advertising campaign in the future.  This program was partially responsible for the increase in selling, general and administration expense during the last half of 2004.  Applying this program to additional markets will therefore result in further increases in our expenses.

Lastly, as appropriate we intend to make labeling improvements to our product as well as physical product enhancements to enhance the adoption of the Essure procedure. This may involve working with the various regulatory agencies around the world that regulate the sale and labeling of medical devices to provide updates to claims such as effectiveness and placement rates. Where appropriate, we will make physical improvements to the product for improved manufacturability or for the ease of use by the physician.

We have experienced significant operating losses since inception and, as of September 30, 2005, had an accumulated deficit of $200.7 million.  We expect our operating losses to continue until at least the end of calendar year 2006 as we continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad.  Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future.  We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses.  In August 2005, we completed a private placement of common stock, which generated cash to help fund our operations.  In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

Results of Operations - Three and Nine Months Ended September 30, 2005 and 2004

Net Sales

Net sales were $5.5 million for the three months ended September 30, 2005 as compared to $2.8 million for the three months ended September 30, 2004, an increase of $2.7 million, or 94%.  Net sales for the nine months ended September 30, 2005 were $ 14.4 million as compared to $8.0 million for the nine months ended September 30, 2004.  The increase of $6.4 million, or 80%, in net sales is the result of the continued commercialization of the Essure system worldwide and a U.S. price increase established in January of 2005 of 17%. Unit volume growth for the third quarter of 2005 compared to the third quarter of 2004 increased 81% while unit volume growth for the nine months ended September 30, 2005 increased 70% over the comparable period of last year.  Our worldwide average selling price increased from $763 for the year in 2004 to $799 for the first nine months of 2005, due to the increase in our sales price in January 2005, as well as the increase in the level of domestic sales, which has a higher price than sales to our European distributor.

We expect net sales to increase in the last quarter of fiscal year 2005 and have put in place sales and marketing programs and have pursued reimbursement with payers to help us to reach our revenue goal.  However, as we have noted elsewhere in this Form 10-Q, our expected revenue growth is dependant on market acceptance of the Essure system and third party reimbursement for the device, which involves factors that are outside of our control.

For the three months ended September 30,2004 and 2005, no single customer accounted for 10% or more of total consolidated net sales. Net sales to a distributor were 11% for the nine months ending September 30, 2005, while no single customer accounted for more than 10% for the same period ending September 30, 2004. Accounts receivable from a customer and a distributor accounted for 12% and 18% respectively of our total net accounts receivable outstanding as of September 30, 2005. At September 30, 2004, accounts receivable from one distributor were 25% of our total net accounts receivable outstanding.

Net product sales by geographic region as a percentage of net sales for the three and six months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States of America	92%	88%	87%	85%
Europe	7%	9%	11%	11%
Other	1%	3%	2%	4%

Net sales are attributed to region based on the shipping location of the external customers.

As of September 30, 2005, we have a total of 2,531 doctors in the United States that have either completed or are in the process of completing preceptorship.  This represents an increase of 850 physicians over the number of physicians at December 31, 2004 and an increase of 1,130 physicians over the number of physicians at September 30, 2004.  Our accomplishment in obtaining the number of physicians trained is very important because it not only provides us with a strong referral base within major metropolitan areas we have targeted, but it will also create the leverage to help us gain additional reimbursement coverage.  We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately.  Furthermore, there are no revenues associated with the training activities. The Company does not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and the Company has no obligation subsequent to the initial training. Training costs have not been significant to the Company life to-date.

We are working closely with private payers and physicians across the U.S. to implement the CPT code into their systems and establish payment schedules.  This is important in order for physicians to be able to utilize the benefits of the CPT code in filing claims electronically rather than manually.  It is expected that electronic filing will result in fewer claim denials or incorrect payments and increase the physician’s confidence in the procedure. At September 30, 2005, we estimate that approximately 85% of all the payers that have given a coverage decision for the Essure procedure have loaded the CPT code and a fee schedule into their payment systems for electronic processing of pre-authorizations and claims.

In October 2005, we announced our expected net sales for 2005 to be approximately $20.4 million to $20.6 million, which represents more than 76% growth from 2004.  This increase in revenues includes the effect of the 17% price increase we announced in January 2005 for customers in the United States.  We expect net sales from the United States will continue to be the major contributor of our global net sales.  We have established five primary goals to achieve our revenue growth.  We expect to complete the implementation of the new CPT code and obtain additional payer coverage decisions, increase sales coverage and physician utilization of the Essure procedure, work with hysteroscopic equipment strategic partners, build patient awareness and bring labeling/product improvements to market.  We believe our revenue growth in 2005 will be significantly influenced by how successful we are in achieving those objectives.

Gross Profit

Cost of goods sold for the three months ended September 30, 2005 was $2.0 million as compared to $1.6 million for the three months ended September 30, 2004.  The increase of $0.4 million, or 28%, is caused by the increase in net sales, partially offset by reductions in manufacturing cost due to higher volume and the outsourcing of production to a third-party manufacturer in 2004.  Gross profit margin improved from 45% for the quarter ended September 30, 2004 to 64% for the quarter ended September 30, 2005, which is the result of our domestic price increase and lower manufacturing costs.  For the nine months ended September 30, 2005, cost of goods sold was $5.8 million, which represents an increase of $0.5 million compared to the same period of last year, even though sales increased 80% year over year. This result has led to significant improvement in our gross profit, as a result of the transition of the manufacturing outsourcing.  We expect gross margin to continue improving during the remainder of 2005 due to all of the above factors, as well as an improvement in the channel mix, with international sales, which carry a lower selling price and gross profit, representing a smaller portion of our overall sales volume.

Operating Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.1 million for the three months ended September 30, 2005 and $1.0 million for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, research and development expenses decreased $0.2 million, or 7%, to $3.0 million, from $3.2 million in the same period of 2004. Research and development expenditures fluctuate in relation to product development, clinical affairs and regulatory activities.

Selling, general and administrative spending for the three months ended September 30, 2005 was $7.6 million as compared to $6.7 million for the three months ended September 30, 2004 which represents an increase of $0.9 million, or 13%.  For the nine months ended September 30, 2005, selling, general and administrative expenses were $23.6 million, which represents an increase of $4.2 million, or 21%, from $19.4 million for the nine months ended September 30, 2004.  The primary reason for the increase in selling, general and administrative expenses for both the quarter and the year to date periods results from the expansion of our U.S. field sales force from approximately 19 sales people in the 2004 time period to 38 sales people at September 30, 2005. The expansion of our U.S. sales force is meant to provide us with more selling time to focus on physician utilization and penetration. Additionally, increases in selling, general and administrative expenses came from activities related to consulting and audit for Sarbanes-Oxley compliance, as well as employee compensation, in part related to new hires. For 2005, we expect to have limited international expenditures since we completed the divestiture of our French subsidiary in January 2004 and the closure of our direct operations in Australia in January 2005.  We recorded expenses of approximately $205,000 in December 2004 related to the closing down of our Australia operations, which included $183,000 of severance costs and $22,000 for impairment of fixed assets.  All severance costs were completely paid out at the end of January 2005 and the disposal of fixed assets was completed by the end of March 2005.

Net interest and other income for the three months ended September 30, 2005 was approximately $0.3 million, compared to $0.2 million for three months ended September 30, 2004. For the nine months ended September 30, 2005, net interest and other income was $0.6 million compared to $0.4 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

We have experienced significant operating losses since inception.  As of September 30, 2005 we had an accumulated deficit of $200.7 million.  We have financed our operations since inception primarily through equity financings. In February 2004 we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share.  Our net proceeds from the private placement were approximately $23.9 million, after deducting offering costs and commissions. In August 2005, we completed a private placement of approximately 3.2 million shares of common stock at a price of $7.20 and $8.10 per share. Our net proceeds from the private placement were approximately $22.9 million, after deducting offering costs.  The proceeds are being used to fund operations.  In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

As of September 30, 2005, we had cash, cash equivalents, restricted cash and short-term investments of $37.0 million, compared with $32.3 million at December 31, 2004.  The increase of $4.7 million is primarily due to the proceeds of approximately $22.9 million from the private placement of common stock and $0.3 million from the exercise of options to purchase common stock, partially offset by $17.2 million of cash used in operating activities and capital expenditures of $1.3 million. Additional financing may not be available when needed or on terms acceptable to us.

Restricted Stock

In the first and third quarters of 2005, the Company repurchased 2,000 and 3,863 respectively shares of restricted common stock at par value in accordance with the terms of the restricted stock agreements. These shares are recorded as treasury stock, and with the 72,000 shares repurchased in fiscal 2004, the Company now holds a total of 77,863 shares of treasury stock. The shares of restricted stock had a purchase price of $0.003 per share and the Company’s repurchase right with respect to such shares lapses either in equal installments over three years or at the end of the three years, depending on the terms on the respective shares.

In addition, the Company granted 23,170 shares of restricted stock to its employees and directors for the nine months ended September 30, 2005 and 312,020 shares during fiscal year 2004. Certain of the grants include acceleration of vesting based upon the Company’s achievement of performance goals.

The Company is amortizing the net total deferred restricted stock expense of $2.4 million, calculated based on the fair value of the stock on the date of the grants, over the vesting term of three years on a straight-line basis. Of the total deferred restricted stock expense of $2.4 million, $0.4 million will relate to research and development and $2.0 million will relate to selling, general and administrative activities, assuming employees will not change departments.

Operating Activities

Net cash used in operating activities was $17.2 million in the nine months ended September 30, 2005, primarily as a result of our net loss of $17.4 million adjusted for non-cash related items of $1.6 million related to depreciation and amortization and stock compensation expense.  Other major items that contributed to net cash used in operating activities were related to a planned increase in inventories of $1.7 million and an increase in accounts receivable of $1.5 million related to our sales growth, offset by an increase in accrued compensation of $1.4 million and a decrease in other assets of $0.3 million. We expect cash usage in operating activities in the future to decrease.

As of September 30, 2005, our worldwide days sales outstanding in accounts receivable was 49 days, which represents a decrease of 4 days compared to December 31, 2004.  We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure.  We continue to improve and modify those policies as our business evolves. Our goal is to consistently improve our days sales outstanding.  We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collection due to factors outside of our control such as changes in economic climates.

The $1.7 million increase in inventories was due to a planned build up in inventory levels to support expected future growth in sales. We expect to manage our inventory levels through the rest of the year to support our forecasted sales.

For the nine months ended September 30, 2004, net cash used in operating activities was $19.4 million, primarily as a result of the net loss of $19.6 million adjusted for non-cash related items of $1.9 million relating to depreciation and amortization, stock compensation expense, provisions for bad debt allowance and inventories.  Other major items that contributed to net cash used in operating activities were related to an increase in other current assets of $0.6 million primarily from prepaid insurance premiums, pay down of accrued compensation of $1.5 million and pay down of accounts payable of $0.5 million, offset by a decrease in inventories of $0.6 million, changes in other assets of $0.2 million and an increase in other accrued liabilities of $0.5 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2005 was $28.9 million, from sales of short-term investments of $66.6 million, from which $35.0 million were converted to commercial paper with a maturity of less than 90 days, partially offset by purchases of investments of $36.4 million and capital expenditures of $1.3 million.  Net cash used in investing activities for the nine months ended September 30, 2004 was $10.5 million from the purchase of investments of $52.7 million and capital expenditures of $0.2 million, partially offset by the sales and maturity of $42.4 million of investments.

Financing Activities

Net cash provided by financing activities was $23.2 million for the nine months ended September 30, 2005, primarily from the exercise of stock options for $0.3 million and from a private placement completed in August 2005. Our net proceeds from the issuance of approximately 3.2 million shares of our common stock at a price of $7.20 or $8.10 per share were approximately $22.9 million, after deducting offering costs and commissions totaling $0.1 million.

Net cash provided by financing activities was $26.0 million for the nine months ended September 30, 2004, primarily from the issuance of our common stock in a private placement completed in February 2004.  Our net proceeds from the issuance of approximately 3.0 million shares of our common stock at $8.50 per share in a private placement were approximately $23.9 million, after deducting offering costs and commissions totaling $1.6 million.  We also received $1.6 million from the exercises of stock options in the first six months of 2004.

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

The Company recognizes the operating lease expense on a straight-line basis per the provisions set forth by FAS No. 13.

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

We have a limited history of operation with the Essure system and have incurred significant operating losses since our inception in 1992, including operating losses of $18.0 million for the nine months ended September 30, 2005, $26.6 million in fiscal 2004, $40.2 million in fiscal 2003, and $33.1 million in fiscal 2002. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States.  Our net losses will continue until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

In September 2005, the Company received from the U.S. Food and Drug Administration (FDA) approval to terminate the Company’s post-approval study with physicians newly trained in performing the Essure procedure due to the positive placement data obtained to date. The purpose of the post-approval study, required by FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained to date provided the Company with the ability to request an early termination of the study.

Nevertheless, the long-term results of using the Essure micro-inserts will not be available for several years. If long-term studies or clinical experience indicate that the Essure system is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

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

On October 30, 2003, we announced the signing of an exclusive U.S. co-promotion agreement with Gynecare for marketing the Essure system in the United States in combination with the Gynecare Thermachoice Uterine Balloon Therapy endometrial ablation system. As filed with the Securities and Exchange Commission on Form 8-K on August 10, 2005, the Company and Gynecare Worldwide mutually agreed to terminate, effective August 4, 2005, the Exclusive Co-Promotion Agreement entered into by the companies on October 30, 2003.

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

Our advertising campaigns may not be successful

Advertising programs, which are aimed at increasing consumer awareness for our product, are generally expensive and may have limited success, if any.  Such campaigns require consumers to make contact with an Essure physician, often involving a referral from their primary care physician and then to be provided information regarding birth control options by the physician, be pre-authorized for insurance reimbursement and then be scheduled for the procedure.  Many of these steps are not within our control, and the program may not result in revenue generation commensurate with its costs.

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

We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants could still disclose our proprietary information and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of a nondisclosure and confidentiality agreement and other contractual restrictions designed and intended to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office (“PTO”), to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

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

Interest Rate Risk:  We have been exposed to interest rate risk as it applies to interest earned on holdings of available-for-sale marketable securities.  Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since we reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, marketable securities.  We do not hold or issue derivative, commodity instruments or other financial instruments for trading purposes.

Foreign Currency Exchange Risk:  Our expenses, except for those related to Australia, were denominated in United States dollars.  Our revenues, 0% and 2% of which were denominated in foreign currencies in the three months ended September 30, 2005 and 2004, respectively, and 0% and 3% for the nine months ended September 30, 2005 and 2004, respectively, were immaterial in relation to our overall financial position.  As a result, we have little exposure for currency exchange risks and foreign exchange losses have been minimal to date.  We do not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.  As of September 30, 2005, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations or financial condition.

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

As of September 30, 2005, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2005, the Company closed the sale of a private placement of approximately 3,200,000 shares of newly issued common stock at a price of $7.20 per share to institutional investors and $8.10 per share to officers and directors. The net proceeds to the Company, after fees and offering costs totaling approximately $116,000, were approximately $22,890,000.

In the first quarter of 2005, the Company repurchased 2,000 shares of restricted common stock at par value in accordance with the terms of a restricted stock agreement.  In addition, in the third quarter of 2005, the Company repurchased 3,863 shares of restricted common stock at par value in accordance with the terms of the restricted stock agreements.  The shares of restricted stock had a purchase price of $0.003 per share and the Company’s repurchase right with respect to such shares lapses either in equal installments over three years or at the end of the three years, depending on the terms on the respective shares. These shares are recorded as treasury stock and the Company holds as of September 30, 2005 a total of 77,863 shares of treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under This Program

January 1, 2005 through January 31, 2005	0	0	0	0
February 1, 2005 through February 28, 2005	0	0	0	0
March 1, 2005 through March 31, 2005	2,000	$0.003	0	0
April 1, 2005 through April 30, 2005	0	0	0	0
May 1, 2005 through May 31, 2005	0	0	0	0
June 1, 2005 through June 30, 2005	0	0	0	0
July 1, 2005 through July 31, 2005	750	$0.003	0	0
August 1, 2005 through August 31, 2005	0	0	0	0
September 1, 2005 through September 30, 2005	3,113	$0.003	0	0
TOTAL	5,863	$0.003	0	0

(1) The Company purchased a total of 5,863 shares of restricted stock during year 2005 year-to-date from former employees in accordance with the terms of the Restricted Stock Purchase Agreements relating to such shares.

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

Date:  November 9, 2005