Form 10-K
period 2005-12-31
CONCEPTUS INC
filed 2006-03-16
CIK 896778

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-27596

CONCEPTUS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3170244 (I.R.S. Employer Identification No.)

331 East Evelyn
Mountain View, CA 94041
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 962-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.003 par value per share

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    YES  ☐  NO  ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐  NO  ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒  NO  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

        Large accelerated filer  ☐    Accelerated Filer  ☒    Non accelerated filer  ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐  NO  ☒

        The aggregate market value of the shares of common stock of the Registrant held by non-affiliates was $74,346,502 based upon the closing price of the commons stock on the Nasdaq National Market on June 30, 2005. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 29,135,391 shares of Registrant's Common Stock issued and outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

PART I

ITEM 1. BUSINESS

Overview

        We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration (or FDA). The Essure system uses a soft and flexible micro-insert that is delivered into a woman's fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The Premarket Approval, or PMA, supplement filed in January 2005 and approved in July 2005 by the FDA supports an extension of the effectiveness rate of the Essure device to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of women undergoing clinical studies. Five year follow up of all patients in clinical trials is ongoing.

        The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which eliminates post-operative pain often associated with incisions or punctures, and the Essure procedure can be performed in an outpatient or clinical setting without general or regional anesthesia. In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, the patient completes a follow-up examination called a hysterosalpingogram (or HSG), which can determine whether the device was placed successfully and whether the fallopian tubes are occluded.

        We believe that, in addition to women that have completed childbearing, the Essure procedure also appeals to women who are in search of permanent birth control and who are currently using either temporary birth control methods or no birth control method. The Essure procedure is also a good choice for women who desire permanent birth control and are not good candidates for a surgical tubal ligation, including obese women, those with multiple previous surgeries and/or contraindications to general anesthesia. During the Phase II of the clinical study for the Essure procedure, over a follow up period of four or five years, 99% of the women who were treated with the Essure procedure rated their tolerance to the implanted Essure device as "good" to "excellent". Additionally, at all visits subsequent to one-week post device placement, at least 98% of the women rated their comfort as "good" to "excellent". At all study visits through four years follow up, at least 97% of women rated their overall satisfaction as "somewhat" to "very satisfied". Excluding the day of the Essure placement procedure, 92% of the patients in the Pivotal trial who were employed returned to work in one day or less. The safety and recovery profile of the Essure procedure is one of the reasons that we believe it may be a preferred alternative to currently available methods of permanent birth control.

        We believe that physicians are receptive to the Essure procedure because it is a less invasive permanent birth control option to offer their patients. We also believe physicians find the Essure procedure relatively easy to perform after completing our training program. We believe hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared to tubal ligation. We expect payers will continue to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. Payers may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use the Essure device. Additionally, payers should also benefit from the reduction of costs of complications associated with the tubal ligation procedure.

        We maintain two websites located at www.conceptus.com and www.essure.com. We make available free of charge on or through our websites, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission, or SEC. Information

contained on our websites is not incorporated by reference into and does not form a part of this Form 10-K.

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

        Our strategy in the near term is to focus on the earlier adopters who have already been trained by our professional education group. As of December 31, 2005, we have trained or are in the process of training 2,882 physicians. We intend to increase our call frequency to those doctors by our field representatives, to ensure that physicians understand the favorable reimbursement CPT code recently established, to strengthen referral programs to get women who are interested in the Essure procedure to those doctors, and to continue with our marketing programs to increase Essure awareness among women and the medical community. Additionally, we intend to help those doctors to market their practices so that they will perform more Essure procedures on a monthly basis.

        The Essure device is currently being marketed in multiple countries. In 2001, we were approved to affix the CE Mark to the Essure procedure, indicating that the Essure device is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001. In October 2004, the French Medical Device Reimbursement Authority "Comité Économique de Produit Santé", or CEPS, granted reimbursement status for the Essure procedure in France, an important step for successful commercialization of the product. In 1999, the Essure procedure was listed with Australia's Therapeutic Goods Administration, or the TGA, which allowed us to market and sell Essure in Australia. Later in August 2004, the Australian Department of Health, Medical Services Advisory Committee, or MSAC, division recommended against public funding for the Essure procedure, citing insufficient evidence for safety, effectiveness and cost effectiveness. The overall market for female sterilization in Australia is very small and we believe that our market penetration will remain limited by the MSAC decision until such time as we are able to submit sufficient long-term data to obtain public funding.

Reimbursement

        Market acceptance of Essure depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of December 31, 2005, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 34 of the 51 Medicaid programs in the country, representing approximately 93% of the lives in the U.S. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues.

        In 2005 we received positive responses relating to reimbursement, which we believe will help us speed up the acceptance of the Essure device by doctors and patients. Such is the case of the UnitedHealthcare Services, Inc., or UHC, a member of UnitedHealthcare Group, which approved reimbursement for the Essure procedure in July 2005. In addition, in February 2006, we received coverage from CIGNA Corporation, or Cigna. As with all healthcare plans, coverage will vary and is dependent upon the individual's specific benefit plan.

        Effective January 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, released the Final Rule for the 2006 Physician Fee schedule. For the CPT code applicable to the Essure procedure, the CMS has provided for a national physician payment of $2,095.01 for procedures performed in the office and $438.47 for physician payment when the procedure is performed in the hospital. This compares to a Medicare national average payment for tubal ligation, the current standard of care for permanent female sterilization, of $345.50. In addition, the CMS released the Final Rule for the 2006 OPPS, which assigns hospital outpatient reimbursement amounts. This CPT code was also assigned a 2006 payment level of $2,454.00. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors. We expect that the new code, once the process to establish it at all private and public payers that have given a favorable coverage decision is complete, will significantly ease the burden on a physician's office in obtaining reimbursement for the Essure procedure and accelerate the coverage of the Essure procedure by private insurance companies and Medicaid. This process is not automatic following receipt of the new CPT code, however, and we anticipate continuing to focus on reimbursement issues for sometime in the future, both to secure our code and payment schedule into the payers' databases, as well as to help the physician negotiate a favorable contract for payment off that schedule.

Our Market

        A 2002 National Survey of Family Growth performed by the Centers for Disease Control and Prevention, or CDC, the most current available statistics on United States reproductive health, estimated that 75.2% of the 61.6 million United States women of reproductive age (15-44) use some form of birth control. The most common form of birth control in the United States according to this 2002 CDC survey was permanent birth control (including vasectomy and tubal ligation) at 36%, followed by oral contraceptives (19%) and the male condom (11%). Among women aged 35-44 years of age female sterilization was the leading method.

        According to the 2002 CDC survey, 36.2% of women who use any form of birth control rely on permanent birth control methods, such as tubal ligation and vasectomy. In 1971, vasectomy, a male sterilization procedure, outnumbered tubal ligation by more than three to one. Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States, and the prevalence increases with age and number of children. Approximately 89.2% of United States women who have had tubal ligation have two or more children and 69.7% are between the ages of 35 and 44. Despite the decrease in vasectomies since 1971, we estimate that there are still approximately 400,000 vasectomy procedures performed each year in the United States.

        In addition to permanent birth control procedures, the 2002 CDC survey estimated that approximately 24.3 million United States women use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Included in this group are approximately seven million women, who have two or more children, which we believe makes them more likely to consider permanent forms of birth control. Furthermore, researchers in a 1999 article published in Family Planning Perspectives theorized that women may not be completely satisfied with long-term use of temporary methods of birth control. The Family Planning Perspectives article reported that 44% of women using temporary birth control change methods for a method-related reason within 12 months, increasing to 61% by 24 months. The 2002 CDC reported the rates of discontinuation for different methods of contraception. Among women who have ever discontinued a method due to dissatisfaction 29.2% discontinued the pill, 11.9% discontinued the male condom, 42.3% discontinued DepoProvera, and 41.6% discontinued Norplant. From these groups, some women discontinued more than one method of birth control. The most common reason for discontinuation of hormonal methods was side effects. The most common reason for discontinuation of the male condom was partner's dissatisfaction with the method. For these reasons, we believe our market includes not only women who desire permanent birth control, but potentially also women who have completed childbearing but are using either temporary birth control methods or no birth control method at all because no viable non-incisional alternative to tubal ligation has been available until now.

        Based on data from the CDC's 2002 National Survey of Family Growth, the following chart summarizes birth control methods used by women using contraception between the ages of 30-44 in the United States:

	Age 30-34	Age 35-39	Age 40-44

Fertile women (% of U.S. women)	60.8%	47.1%	30.4%

Method:

Tubal ligation	28%	41%	50%

Pill	32%	19%	11%

Condom	17%	16%	12%

Vasectomy	9%	14%	18%

All others	14%	10%	9%

        Worldwide, there is a larger market for permanent birth control. The most current and available report on worldwide birth control statistics is a United Nations report on birth control methods used in 2003 by reproductive couples. According to the report 61% of women of reproductive age were using contraception. The report indicated that tubal ligation, the leading birth control method worldwide, was used by 21% of reproductive couples, followed by intrauterine devices, or IUDs, at 14%, and oral contraceptives at 7%.

Other Available Permanent Birth Control Methods

        Tubal Ligation.    Tubal ligation is the second most common form of birth control used by women in the United States according to the CDC's 2002 National Survery of Family Growth. It combines high effectiveness with no required user compliance and a very low risk of long-term side effects. However, the difficulty in accessing the fallopian tubes makes it necessary to perform incisional surgery to perform the procedure. The two most common methods of tubal ligation are laparoscopic tubal ligation and tubal ligation performed by mini-laparotomy or laparotomy. These methods of tubal ligation have a one-year effectiveness rate of approximately 99.5% and a five-year effectiveness rate of approximately 98.7%.

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

Other Available Temporary Birth Control Methods

        Oral contraceptives and drug delivery systems.    Birth control pills and other hormone delivery systems offer temporary birth control to women. Birth control pills contain female hormones and require a daily pill-taking regimen in order to stop the ovaries from releasing eggs. According to Contraceptive Technology, 18th revised edition, the birth control pill has a "perfect use" failure rate of 0.1% but a "typical use" failure rate of 8.0% in the first year of use. This method has a relatively high failure rate because of imperfect user compliance, an inherent problem with many methods of temporary birth control. Many physicians will not prescribe birth control pills to women over the age of 35 who smoke cigarettes because of the potential for serious side effects. Some of the risks associated with the pill are an increased risk of heart attack, stroke and blood clots.

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

        Condoms and diaphragms.    Condoms are male contraceptives that may also protect against sexually transmitted diseases. Diaphragms are soft, flexible, cup-shaped products that are placed inside of a woman's vagina and over the cervix in order to prevent the sperm from entering the uterus and fertilizing the egg. Although condoms and diaphragms have very limited side effects, these methods have relatively high first-year failure rates primarily due to imperfect user compliance. According to Contraceptive Technology, 18th revised edition, the first-year "typical use" failure rates are 15% for condoms and 16% for diaphragms.

        Intrauterine devices (IUDs).    IUDs are small devices that are placed in a woman's uterus to prevent fertilization of the egg. They contain either copper, as in Paragard, or hormones, as in Mirena, which is also known as an intrauterine system. According to Contraceptive Technology, 18th revised edition, IUDs have a first year failure rate of 0.1% to 0.8%. However, the use of IUDs among United States women has been low in recent years, representing only approximately 1.3% of contraceptive users. Potential side effects from IUDs include menstrual cycle changes, infection, cramping, expulsion and uterine perforation.

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

        On July 17, 2003, we announced introduction of a new delivery catheter for the Essure system, the "coil catheter," in the United States, Australia and Canada. A clinical study, performed in Australia, demonstrated a higher placement rate with the coil catheter than with the previous delivery catheter. In the clinical study, 101 of 103 patients achieved bilateral placement. These placements were performed by 5 investigators, most of whom had extensive experience with Essure. This translates to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. The Essure system is being marketed with this claim in Australia, Canada and the European Union. Any claim in the United States that would change the 86% first procedure bilateral placement rate, which was based on the original version of the Essure delivery catheter as studied in the Pivotal Trial, would be subject to approval by the FDA. In March 2005, we filed a PMA supplement with the FDA in order to obtain approval to early terminate our post-approval study and recognize the findings from that study on our label. In September 2005, we received such approval from the FDA. Although the treatment of the total number of patients required by the FDA had not been completed, the data obtained for the study provided us with the ability to request an early termination.

        The clinical trial data filed with the FDA as part of the PMA supplement supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of women undergoing clinical studies. Five year follow up of all patients in clinical trials is ongoing.

        In addition, the Essure procedure has proven to have high patient satisfaction in our clinical trials. Clinical data submitted to the FDA in our Annual Report to PMA shows that Phase II study patients' tolerance to wearing the Essure device up to four years was rated as "good" to "excellent" in 99% of women at all visits through November 2003. Among women from our Pivotal trial who have worn the micro-inserts up to three years, at least 97% reported their comfort with the Essure device as "good" to "excellent" at all visits. Satisfaction was rated "somewhat" to "very satisfied" in at least 98% of visits through two years. At three-year follow-up (reporting as of November 2003), 92% of women reported their overall satisfaction as "somewhat" to "very satisfied." Excluding the day of the Essure placement procedure, 92% of women in our clinical trials who were employed returned to work in one day or less.

        We did not conduct a clinical trial to compare the Essure procedure to laparoscopic tubal ligation. We believe, however, based on current data from our Pivotal trial and published reports on laparoscopic tubal ligation, that the Essure placement procedure has the following key advantages over laparoscopic tubal ligation:

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

*
Excluding the day of procedure

        We believe that the Essure device and the Essure procedure offer the following important benefits to patients, physicians, hospitals and payers:

Benefits to patients

  •
  No risks associated with incisions and use of general or regional anesthesia.

  •
  Rapid return to regular activities of one to two days as compared to four to six days for laparoscopic tubal ligation.

  •
  Four-year effectiveness rate of 99.80% and five-year effectiveness rate of 99.74%. The latter was demonstrated in a small portion of women undergoing clinical studies. Five year follow up for all patients in clinical trials is ongoing.

  •
  No risks associated with the hormones which are used in hormone-based contraception.

  •
  No recurring management of contraception usage as compared to non-permanent contraception methods, such as the birth control pill, implants and injectables.

Benefits to physicians and hospitals

  •
  Short and relatively easily performed procedure.

  •
  No risks associated with incisions and use of general or regional anesthesia. Although the percentage of office-based procedures is growing, the majority of Essure placement procedures are currently performed in hospital operation rooms or surgery centers using conscious sedation (such as IV sedation) combined with a local anesthesia (such as a paracervical block). General anesthesia is not typically used unless required by hospital protocol, or if the physician intends to perform some concomitant procedure that requires general anesthesia, or if requested by the patient. We believe over time, as the experience and comfort level of the physicians increase, the majority of Essure procedures will be done in an ambulatory surgical center or physician office with less anesthesia.

  •
  May be performed in a less resource-intensive environment. Essure procedures are currently performed in various settings including hospital operating rooms, ambulatory surgery centers and physician offices.

  •
  Elimination of costs related to the use of general or regional anesthesia and post-operative hospital stays.

Benefits to payers

  •
  Elimination of costs related to the use of general or regional anesthesia and post-operative hospital stays. Currently, the majority of the Essure procedures are performed using conscious sedation, such as IV sedation with a local anesthesia. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician.

  •
  Elimination of the costs associated with an operating room.

  •
  Potential to reduce unplanned pregnancies, which are costly to payers.

Patient Considerations

        There are, however, certain key factors that a woman must consider when she selects the Essure procedure.

  •
  The woman must be certain that she desires permanent birth control, because the Essure procedure is not reversible.

  •
  Like all methods of birth control, the Essure procedure is not 100% effective. We expect that patients will report pregnancies from time to time. There have been pregnancies related to improper placement of the Essure device, failure to follow proper protocol by either physicians or patients and luteal phase pregnancies (pregnancies occurring prior to the Essure micro-insert placement). One or more of these may also be due to product failure.

  •
  For three or more months after the Essure procedure, a temporary method of birth control must be used in combination with the Essure device.

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

  •
  Not all women who undergo the Essure procedure will achieve successful placement of both micro-inserts. Approximately 1 out of every 7 women in the Essure Pivotal and Phase II clinical studies did not achieve successful placement of both micro-inserts during the first placement procedure. Some of these women who chose to undergo a second procedure achieved successful placement of both micro-inserts during the second procedure, and subsequently were able to rely on the Essure device for contraception. We have subsequently introduced a new delivery catheter for the Essure system, the "coil catheter", which demonstrated a higher placement rate in our clinical study performed in Australia. In the clinical study, 101 of 103 patients achieved bilateral placement which translated to a statistical bilateral placement rate, at appropriate confidence levels, of 95%.

  •
  The Essure procedure is newer than other procedures and therefore does not yet have long-term safety and effectiveness data as compared to other procedures.

  •
  Removal of the Essure micro-inserts requires surgery; and removal is not intended for procedure reversal since the Essure system is not reversible.

        As with all medical procedures, there are risks associated with the Essure device and the Essure procedure. Because there are no abdominal incisions or punctures and general or regional anesthesia is typically not required, the risks associated with the Essure procedure are more typical of hysteroscopic procedures and are of a lesser severity than those of procedures that require invasion of the abdominal cavity. This is typified by the minor nature of most of the adverse events reported in our clinical trials to date. The most frequent risk with the Essure procedure is the inability to rely on the micro-insert for contraception, due primarily to lack of micro-insert placement and less frequently to misplacement of the micro-insert. Based on data gathered in our clinical trials, adverse events, which prevented reliance on the Essure device for contraception, were reported as follows: failure to place 2 micro-inserts in first procedure (14%), initial tubal patency (3.5%), expulsion (2.2%), perforation of fallopian tube (1.5%), or other unsatisfactory device location (0.6%). All of the patients in the Pivotal and Phase II clinical studies who experienced tubal patency at the 3-month HSG were found to have bilateral occlusion at a repeat HSG performed at approximately 6 months after the Essure procedure. In addition, all of the patients in the Pivotal clinical study who chose to undergo a second Essure procedure following a micro-insert expulsion achieved successful micro-insert placement and were subsequently able to rely on

Essure for contraception. The majority of women report mild to moderate pain immediately after the Essure procedure. The most frequent adverse events and side effects reported as a result of the hysteroscopic procedure to place the micro-inserts were as follows: cramping (29.6%), pain (12.9%), nausea/vomiting (10.8%), dizziness/fainting (8.8%) and spotting/vaginal bleeding (6.8%). Hypervolemia, an increase in blood volume, occurred in <1% of cases. During the first year of reliance on Essure for contraception (approximately 15 months after micro-insert placement), the following episodes were reported as at least possibly related to the Essure micro-inserts: back pain (9.0%), abdominal pain (3.8%), and dyspareunia (painful intercourse) (3.6%). All other events occurred in less than 3% of women. In addition, most women reported spotting for an average of three days post-procedure, and one-third reported pain on the day following the procedure, with little pain reported on subsequent days. Also, occurrences of back/abdominal/other pain, headache, gas/bloating and transient menstrual changes were reported. Persistent pain was not reported by any women, and persistent menstrual changes were reported in less than 2% of women, with virtually equal percentages of women reporting heavier than normal menstrual flow and lighter than normal menstrual flow.

Our Clinical Progress

        We commenced a Phase II clinical study of safety and preliminary effectiveness of the Essure device in November 1998 and a Pivotal, or Phase III, trial of the Essure device in May 2000. The number of women in whom at least one of two Essure micro-inserts was placed totaled 682 between the two clinical trials. At three month follow-up, 647 women began relying on the Essure device as method of permanent birth control. The clinical endpoints of the study include safety, effectiveness and patient satisfaction.

        In April 2002, based on data from our trials, we submitted our PMA application to the FDA, which was granted an expedited review. In November 2002, we received formal notification from the FDA for the approval of Essure. The following table summarizes placement procedure data from our two clinical trials as of October 2002:

	Pivotal Trial	Phase II Study
Number of women undergoing a placement procedure	518	227
% of women with micro-inserts placed in both fallopian tubes after 1st attempt	86%	86%
% of women with micro-inserts placed in both fallopian tubes after 2nd attempt	90%	88%
Average hysteroscopic procedure time for placement of micro-inserts	13 minutes	18 minutes
"Good" to "Excellent" rating of patient tolerance of procedure	88%	89%
Adverse event rates preventing reliance on the Essure device	3.0%*	3.0%

*
Does not include the nine women who were able to rely on the Essure device after a successful second procedure.

        Based on clinical trial data, the Essure device has been demonstrated to be 99.80% effective at three years of follow-up. As of January 2005, we accumulated sufficient patient follow-up data from the Phase II and Pivotal clinical trials for a four and five year effectiveness claim. We filed a PMA supplement with the FDA in March 2005 for a four and five year effectiveness claim consistent with the three-year claim. In September 2005, we received approval from the FDA to early terminate our post-approval study and recognize the findings from that study on our label. Although the treatment of the total number of patients required by the FDA had not been completed, the data obtained for the study provided the Company with the ability to request an early termination.

        The clinical trial data filed with the FDA on the PMA supplement supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of women undergoing clinical studies. Five year follow up of all patients in clinical trials is ongoing.

        Our clinical trials are still ongoing, and the clinical trial statistics presented may change as longer term follow-up data from the women participating in the trials is gathered, audited and analyzed, or if the FDA requests that calculations be performed in a different manner than presented in our PMA application.

SALES AND MARKETING

        On November 6, 2002, we received FDA approval to market the Essure device in the United States. The achievement of this major milestone enabled us to begin an aggressive marketing and sales campaign in the United States. We are distributing the Essure device in the United States through our direct sales force.

        Our sales and marketing strategy is to market the Essure device primarily to gynecologists while building interest and awareness among consumers and general practitioners. Through the use of public relations and targeted advertising, we intend to increase awareness of the Essure procedure among consumers, general practitioners and the broader medical community. In April 2003, we presented the Essure procedure at the annual conference of the American College of Obstetricians and Gynecologists (ACOG). In early June 2003, we commenced a direct mail campaign to 500,000 women in the Atlanta and Chicago areas, with the goal of encouraging these women to contact our call center for additional information. In turn, our call center has the ability to offer a referral to a practicing Essure physician in a consumer's area. We also conducted regional advertisement in a variety of magazines, such as Parents and Self. Since then we have continued to attend meetings for the American Association of Gynecologic Laparoscopists (AAGL) and ACOG organizations and women's health care societies. We also continue to conduct a variety of marketing programs to develop awareness and promote the product.

        During 2004, we began a direct-to-consumer campaign in the Chicago area that incorporated direct mail, print media and radio advertising. We have opened two new websites for physicians and patients and have established a call center for patients that are seeking additional information about the Essure procedure and who wish to be referred to physicians that are trained to perform the Essure procedure. Physicians that we refer our patients to are those that have chosen to participate in our Essure Accredited Practice program aimed at providing an optimal patient experience.

        In order to focus our resources domestically, we decided to market and sell our product in Australia through a third party distributor which resulted in closing down our direct operations in January 2005. In January 2004, we completed the sale of our wholly-owned French subsidiary for a nominal amount to an investor group comprised of our former French management team, and signed a long-term exclusive distribution agreement for the Essure device with the acquiring group for the European, Middle East and African markets. The sale agreement includes a long-term call option that is intended to enable us to repurchase the French company. The contract was amended in September 2004 to include the territories of Mexico, Central America and South America. The sale transaction of our French subsidiary did not have any material impact to our financial statements. Both distribution arrangements are meant to allow us to conserve our resources by eliminating the funding requirements necessary to develop those markets so that we can focus on the larger U.S. market.

PHYSICIAN TRAINING

        We have identified, educated and trained qualified gynecologists in the Essure procedure through a combination of presentations at major medical conferences, hands-on simulation and preceptored procedures with a clinician experienced in our Essure procedure. In order to complete training, we proposed and the FDA agreed that we have a professional trainer in attendance during a physician trainee's initial cases, usually three to five, to observe appropriate technique and to sign off the physician for the procedure.

        In early 2003, we targeted large-group gynecological practices in the United States with the goal of training, inclusive of preceptorship, approximately 700 physicians by the end of 2003. During the second quarter of 2003, we started to focus on one-on-one training sessions for new physicians who have pre-scheduled Essure cases. This is to accelerate the training process and to control training costs. As of December 31, 2005, we have a total of 2,882 doctors that have either completed or are in the process of completing preceptorship. Our accomplishment in obtaining the number of physicians trained provides us with a strong referral base within major metropolitan areas we have targeted, and we believe also creates the leverage to help us gain additional reimbursement coverage. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately.

REIMBURSEMENT

        Obtaining physician fee and device reimbursement for the Essure procedure will be an important step toward successful commercialization of the Essure system in the United States and internationally. Regardless of the country and its type of reimbursement system, physician advocacy of our product, together with studies demonstrating clinical and cost effectiveness, will be required to obtain adequate reimbursement.

        In 2005, we focused on gaining additional insurance coverage for the Essure procedure, which despite our success in 2004, remains a significant barrier to stronger growth. In July 2005, we obtained approval from UHC, which serves more than 18 million people across the United States. As with all healthcare plans, coverage varies and is dependent upon the individual's specific benefit plan. In February 2006 we received approval from Cigna, which serves approximately 10 million people across the United States and is the final major private payer that we required a coverage decision from. In 2006, we intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues.

        As stated in the Reimbursement section of the Business Overview area of this form 10-K, in August 2004, the Australian Department of Health, Medical Services Advisory Committee (MSAC) division recommended against public reimbursement for the Essure procedure, citing insufficient evidence for safety, effectiveness and cost effectiveness. The overall market for female sterilization in Australia is very small and we believe that our market penetration will remain limited by the MSAC decision until such time as we are able to submit sufficient long-term data to obtain public reimbursement.

United States

        Health care providers in the United States typically rely on third-party payers, specifically private health insurers, and government programs such as Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Access to these funds is based on coding systems that are specific to procedure type and typically separate physician fees and fees paid to the facility. In most cases, facility fees include payment for the medical device and are generally paid at rates negotiated between the providers (e.g., hospitals) and third-party payers. We have hired a group of reimbursement specialists who are actively working with physicians, facilities and payers to establish reimbursement for the Essure procedure. Payer reimbursement affects the pace of physician adoption of the Essure procedure because facilities habitually check with payers to determine the patient's applicability of coverage and the payer's policy of reimbursement for the costs of a new procedure. We expect that once a facility has established a track record of claims paid by third-party payers, the pace of adoption for subsequent physicians will be more rapid than that of the initial physicians.

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

        In 2004, we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. We have also received one unfavorable government response, the MSAC decision, that we do not consider material to our future financial results or expectations for the world-wide acceptance of the Essure procedure by doctors and patients. The overall market for female sterilization in Australia at fewer than 20,000 cases per year is very small. We believe that our market penetration in Australia will remain limited by the MSAC decision as we are able to submit sufficient long-term data to obtain public funding. We are in the process of determining exactly what long-term clinical data MSAC will accept.

        In Europe, consultants are assisting us in developing a strategic plan to obtain reimbursement in a number of European countries. In France, we obtained official reimbursement under certain conditions for the Essure device in February 2005 for the term of two (2) years with the Haute Autorité de Santé, or HAS. This conditional approval requires the procedure to be reserved for patients who have a potential laparoscopic risk. In addition, it requires a follow up to demonstrate the safety of the Essure device, for which the Company is conducting a multicenter study. The results of this study will be filed with the HAS at the end of 2006, upon which final reimbursement is expected.

MANUFACTURING

        We have limited experience manufacturing our product in the volumes that will be necessary to achieve significant commercial sales. To achieve our production volume objectives, we decided to outsource our manufacturing activity to a third party contract manufacturer and in June 2003, we entered into a three-year contract manufacturing agreement with Accellent, Inc., or Accellent, (formerly known as Venusa Ltd) for the manufacture of our product. Accellent's manufacturing facilities, located in Mexico and the United States, were approved by the FDA in April 2004 and we transitioned almost all of our commercial production to Accellent by the end of 2004. In November 2005, we signed a new renewable agreement for three years with Accellent for the manufacturing and procurement of inventory. We intend to maintain only limited manufacturing activity in our facility in Mountain View, California.

        Our agreement with Accellent provides that they will continue to use our qualified suppliers of materials and components, unless we agree otherwise. We conduct periodic quality audits of our key suppliers. Most components, including nickel titanium alloy, guidewires, the inner release catheter tubing and stainless steel wires, are available from more than one source and we intend to qualify at least two sources for certain components. One component, the delivery catheter tubing, was available from only one supplier in early 2003. This tubing was manufactured by our supplier using its proprietary intellectual property. In 2003, we finished the clinical testing of an internally developed cathether that does not require a third party license. Currently, we do not have any single source supplier component except for the polyester fiber. The polyester fiber causes the necessary tissue in-growth, is made to our specifications and currently has only one qualified source supplier. However, we have accumulated a quantity of this material that exceeds our anticipated production needs for the next several years. We are in the process of qualifying a second source supplier for this fiber.

        Our manufacturing facility and Accellent's manufacturing facilities are subject to periodic inspection by regulatory authorities. Our quality management system is subject to

FDA Part 820—Quality System Regulations. These regulations require that we conduct our product design, testing, manufacturing and quality control activities in conformance with these regulations and that we maintain our documentation and records of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch and is registered with the FDA. In addition our manufacturing facility has received EN/ISO 13485 Quality Management Systems certification and our quality system is in compliance with the European Union Medical Device Directive 93/42/EEC, allowing us to affix the CE Mark to our products after assembling appropriate documentation. EN/ISO 13485 Quality Management Systems standards have been developed to harmonize standards for the design, manufacturing and distribution of medical devices. Quality operations have been developed to comply with worldwide regulatory requirements that companies know the standards of quality on a worldwide basis.

RESEARCH AND DEVELOPMENT

        Our research and development activities are performed by a product development, process engineering, intellectual property and regulatory/clinical research staff. Research and development expenses for 2005, 2004 and 2003 were approximately $4.3 million, $4.1 million and $6.0 million, respectively. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and enhancements along with management of the on-going clinical trials. It is R&D's goal to launch product enhancements over the coming years, which are intended to result in a lower cost of goods, improved ease of use of the Essure system and simplified packaging systems.

INTELLECTUAL PROPERTY

        Our policy is to protect our proprietary position aggressively by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, a division of Boston Scientific Corporation, we have filed device and method patents for the use of our product in new clinical applications and have pursued patents for several of our other inventions and developments. As of February 15, 2006, we had 13 published U.S. patent applications, 26 U.S. issued patents, and 22 foreign and/or international patent applications pending and 32 issued foreign patents. Our issued patents include claims relevant to transcervical fallopian tube occlusion devices and methods, guidewire manipulation, a guidewire design, fallopian tube visualization, electrosurgical instruments and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device.

        In addition to the patents previously mentioned in our SEC filings, on March 25, 2005 the United States Patent and Trademark Office, or PTO, issued patent #6,871,650 Contraceptive transcervical fallopian tube occlusion devices and their delivery with claims directed at a hysteroscopically placed permanent contraceptive device; a system for providing permanent sterilization, comprising; a flexible structure; a plurality of fibers affixed to the structure to promote tissue ingrowth; an elongate body having a proximal end and a distal end, the elongate body releasably supporting the flexible structure within the distal end; and a hysteroscope through which the distal end of the elongate body is extendible while the hysteroscope is inserted transcervically, the hysteroscope providing an image from within the uterus to direct the elongate body laterally toward an ostium of the fallopian tube.

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

        We believe that we are free to make and sell our product, and that our product and its intended use does not infringe any valid patent rights of any other party. However, a third party, Ovion, Inc., (a subsidiary of American Medical Systems Holdings, Inc), or Ovion, brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believes that the claims of its patent and application cover Essure and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of the Essure device in excess of $75.0 million for a period of no longer than ten years. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

        Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion's claims should be included within our own patents, and we requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for the Essure device before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion's date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the patent office, which might occur if interference is declared and if we are found to have priority of invention.

GOVERNMENT REGULATION

        The research, development, manufacture, labeling, distribution and marketing of our product are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies.

United States Regulation

        The manufacture and sale of our product are subject to extensive regulation by numerous governmental authorities, principally the FDA as well as state and foreign agencies. In particular, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The FDA requires that all medical devices introduced to the market either be preceded by a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved PMA. A PMA application is approved when the FDA has determined the company has submitted clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications, or for devices that are not of the same type or substantially equivalent to a device in commercial distribution prior to 1976. The Essure device is regulated by the FDA and received FDA approval for commercialization in the United States on November 6, 2002. If we or Accellent, our third party manufacturer, do not comply with applicable regulatory requirements, we may be subject to warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of approvals and criminal prosecution, among other penalties.

        The FDA imposes numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We and Accellent, our third party manufacturer, will be required to adhere to applicable FDA and other regulations, including testing, control and documentation requirements. Ongoing compliance with the Quality Systems Regulations and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, as well as foreign health authorities. In July 1994, our San Carlos facility was inspected by the California Department of Health Services, and we were subsequently granted a California medical device manufacturing license. In February 1997, our facility was inspected by the California Department of Health Services, and we were granted a California drug manufacturing license. In March 1997, we were inspected by the FDA, with no action indicated and we became ISO 9001 certified in December 2000. In July 2002, we successfully passed another FDA inspection and, partly as a result, received our PMA approval in November 2002. As part of the conditions of approval, we are required to provide data annually to the FDA in order to gather long-term safety and effectiveness data on the Essure System. We are also required to conduct a post approval study in the United States with certain newly trained physicians to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. We are also subject to regulation by the United States Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our product are subject to change. We cannot predict what impact, if any, such changes might have on our future ability to manufacture, market and distribute the Essure system.

International regulation

        Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. The Essure system is listed with Australia's Therapeutic Goods Agency. The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. We received permission to affix the CE Mark to the Essure device in February 2001. In Canada, we received clearance from Health Canada to market Essure in Canada in November 2001. Some countries in which we currently operate or contemplate to operate either do not currently regulate medical devices or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could delay or prevent us from marketing the Essure system in these countries.

COMPETITION

        We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of reversible birth control for both women and men.

        We are aware of a company that is in the clinical stages of development for non-incisional permanent contraception devices. In addition, high competition may arise due to mergers or acquisitions performed by external parties and other companies may develop products that could compete with the Essure system. Moreover, the medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval impacts remarkably a company's competitive position. As a result, our success will depend in part on our ability to respond promptly to medical and technological changes through the development and commercialization of new products. Competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system.

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

EMPLOYEES

        As of December 31, 2005, we have 139 full-time employees, consisting of 6 in product development and intellectual property, 4 in process engineering, 13 in manufacturing, 78 in sales and marketing, 7 in clinical/regulatory affairs, 8 in quality assurance and 23 in general and administrative functions. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

        None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

        Information required by this item, insofar as it relates to directors and officers, will be contained in the Company's Definitive Proxy Statement in connection with our 2006 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions "Election of Directors," "Management". Information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the Company's Definitive Proxy Statement under the caption "Section 16(a) Beneficial Owner Reporting Compliance," and is hereby incorporated by reference into this report.

ITEM 1A. RISK FACTORS

        In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating Conceptus and our business. This Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as "believes," "expects," "anticipates," "may," "will," "should," "seeks," "approximates," "intends," "plans," or "estimates," or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The readers should not consider this list to be a complete statement of all potential risks and uncertainties.

        We have a limited history of operation with the Essure system and have incurred significant operating losses since inception. We expect to incur significant operating losses for the foreseeable future and we may never achieve or maintain profitability.

        We have a limited history of operation with the Essure system and have incurred significant operating losses since our inception in 1992, including operating losses of $22.7 million in the fiscal year 2005, $26.6 million in fiscal 2004 and $40.2 million in fiscal 2003. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States. Our net losses will continue until sufficient revenues can be generated to offset these expenses. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

        As we commercialize the Essure system on a wide-scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

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

        In September 2005, the Company received from the U.S. Food and Drug Administration, or FDA, approval to terminate the Company's post-approval study with physicians newly trained in performing the Essure procedure due to the positive placement data obtained to date. The purpose of the post-approval study, required by FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained to date provided the Company with the ability to request an early termination of the study.

        Nevertheless, the long-term results of using the Essure device will not be available for several years. If long-term studies or clinical experience indicate that the Essure system is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

        Our agreements and contracts entered into with partners and other third parties may not be successful.

        We signed in the past and may pursue in the future contracts and agreements with third parties that would assist our marketing, manufacturing, selling and distribution efforts. There can be no assurances that, if these agreements are entered into in the future, they will be successful.

        Our advertising campaigns may not be successful.

        Our advertising programs, which are aimed at increasing consumer awareness for our product, are generally expensive and may have limited success, if any. Such campaigns require consumers to make contact with an Essure trained physician, often involving a referral from their primary care physician and then to be provided information regarding birth control options by the physician, be pre-authorized for insurance reimbursement and then be scheduled for the procedure. Many of these steps are not within our control, and the program may not result in revenue generation commensurate with its costs.

        We depend on our contract manufacturer to supply our commercial product requirements and we may experience disruption in supply if they are not in compliance with FDA and other health authority regulations or if our manufacturer's business fails to succeed.

        In April 2004, we received FDA approval to begin manufacturing the Essure product at Accellent, Inc., or Accellent, formerly named Venusa, our third-party subcontractor located in Mexico. We transitioned almost all of our internal manufacturing operations to Accellent by the end of 2004 to manufacture the components and assemble our product. If Accellent does not comply with FDA and other health authority regulations or encounters manufacturing difficulties, this could negatively impact sales of the Essure system.

        Government or third party reimbursement for the Essure procedure may not be available or may be inadequate, which would limit our future product revenues and delay or prevent our profitability.

        Market acceptance of the Essure system in the United States and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement. Availability and extent of continued reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We cannot assure you that reimbursement for our product will continue to be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of our product for all indications intended by us. We may be unable to obtain or maintain reimbursement in any country within a particular time frame, for a particular amount, or at all, which would limit our future product revenues and delay or prevent our profitability.

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

        We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing medical devices, including our patent position, generally are uncertain and involve complex legal and factual questions concerning the enforceability of such patents against alleged infringement. Recent judicial decisions have established new case law and a reinterpretation of previous patent case law, and consequently we cannot assure you that historical legal standards surrounding the questions of infringement and validity will be applied in future cases. In addition, legislation may be pending in United States Congress that, if enacted in its present form, may limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions that are themselves patentable. Our ability to protect our proprietary methods and procedures may be compromised by the enactment of this legislation or any other limitation or reduction in the patentability of medical and surgical methods and procedures. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may therefore diminish the value of our intellectual property.

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

        A third party, Ovion, Inc., Ovion, which is now a subsidiary of American Medical Systems, or AMS, brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated that it believes that the claims of its patent and application cover the Essure system and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of the

Essure system in excess of $75.0 million for a period of no longer than ten years. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

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

        We and our third party manufacturer purchase both raw materials used in our product and finished goods from various suppliers, and we rely on a single source supplier for one component of our product, the polyester fiber. We do not have formal supply contracts with several key vendors and, accordingly, these firms may not continue to supply us or our third party manufacturer with raw materials or finished goods in sufficient quantities, or at all. Delays associated with any future raw materials or finished goods shortages could impair our sales of the Essure system, particularly as our third-party manufacturer scales up its manufacturing activities in support of United States and international commercial sales of the Essure system.

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

        We are aware of a company that is in the clinical stages of development for non-incisional permanent contraception devices. In addition, new competition and products may arise due to mergers or acquisitions performed by external parties. Other companies may develop products that could compete with the Essure system. Competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system.

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

        Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards, or SFAS, No. 123 allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We had elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

        In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) "Share-Based Payments". We adopted this statement on January 1, 2006, which is the first annual reporting period after June 15, 2005. This statement will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123. This will result in lower reported earnings per share or in higher reported losses per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        We are headquartered in Mountain View, California where we lease a building occupying approximately 58,242 square feet of office, research and development and manufacturing space. The lease agreement has an expiration date of June 15, 2009. We believe that our current facilities are adequate for our immediate needs and that we will be able to renew our lease or obtain additional space as needed.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

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

	High	Low
Year Ended December 31, 2005:
Fourth Quarter	$15.79	$9.00
Third Quarter	$12.09	$5.76
Second Quarter	$8.10	$5.15
First Quarter	$8.41	$6.86
Year Ended December 31, 2004:
Fourth Quarter	$11.21	$8.09
Third Quarter	$11.90	$8.08
Second Quarter	$14.16	$9.97
First Quarter	$13.06	$8.87

        As of February 28, 2006, there were 140 stockholders of record and the last reported sale price of our common stock on February 28, 2006 was $14.33.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents selected consolidated financial data of Conceptus, Inc. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements and the related notes, which are not included in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$21,169	$11,612	$7,700	$1,650	$401
Cost of goods sold	8,396	7,112	6,587	3,142	1,456

Gross profit (loss)	12,773	4,500	1,113	(1,492)	(1,055)

Operating expenses:
Research and development	4,264	4,067	6,048	8,230	7,983
Selling, general and administrative	31,255	27,075	35,256	23,417	9,776

Total operating expenses	35,519	31,142	41,304	31,647	17,759

Operating loss	(22,746)	(26,642)	(40,191)	(33,139)	(18,814)
Interest and other income, net	945	573	663	629	740

Net loss	$(21,801)	$(26,069)	$(39,528)	$(32,510)	$(18,074)

Basic and diluted net loss per share	$(0.82)	$(1.05)	$(1.83)	$(1.71)	$(1.33)

Weighted-average shares used in computing basic and diluted net loss per share	26,725	24,754	21,565	18,968	13,561

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments*	$32,492	$32,271	$30,863	$70,734	$33,803
Working capital	34,589	32,165	27,751	68,272	31,623
Total assets	47,409	42,177	41,850	77,295	37,778
Long-term clinical liabilities	—	—	193	217	486
Accumulated deficit	(205,130)	(183,329)	(157,260)	(117,732)	(85,222)
Total stockholders' equity	40,171	36,994	33,737	70,714	33,175

*
Includes restricted cash of $69,000 at December 31, 2005, 2004, 2003, 2002 and 2001

The accompanying notes are an integral part of these consolidated financial statements

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

  Overview

        We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration, or FDA. The Essure system uses a soft and flexible micro-insert that is delivered into a woman's fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization.

  The Essure Procedure

        The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, the patient completes a follow-up examination called a hysterosalpingogram, or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded.

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

        The Essure system is currently being marketed in multiple countries. In November 2002 we received approval from the FDA to market the Essure system in the United States. In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, the Essure Permanent Birth Control system was listed with Australia's Therapeutic Goods Administration, which allows us to market and sell the Essure system in Australia. In December 2004, we made the decision to terminate our direct subsidiary operations in Australia and convert to an independent distributor. This decision was largely a cost reduction measure in lieu of the small size of the Australian market and our inability to manage a direct operation to a cash-flow positive position. We have entered into a distribution agreement and the transition was completed in January 2005. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. We now have distributors in Australia, Canada and France, which covers Europe, Middle East, Africa, Mexico, Central America and South America.

  Effectiveness of the Essure System

        In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The Premarket Approval, or PMA, supplement filed in late January supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of the women undergoing clinical studies. Five year follow up of all patients in clinical trials is ongoing.

        In September 2005, we received approval from the FDA to terminate the Company's post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained to date provided the Company with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been re-classified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study and the Company will seek to obtain a new placement rate claim for the product using this new data. This will require the Company to submit a new PMA Supplement for the bilateral placement rate claims for which it is seeking FDA approval in order to update the labeling for the Essure system.

  Penetration

        We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. As of December 31, 2005, we have trained or are in the process of training 2,882 physicians in the United States on the Essure procedure. This represents an increase of 1,201 physicians over the number of physicians at December 31, 2004 and an increase of 351 physicians over the number of physicians at September 30, 2005. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to-date.

  Reimbursement of Essure

        Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of December 31, 2005, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 34 of the 51 Medicaid programs in the country. We intend to continue our effort to educate payers of the cost-effectiveness of our product, and to establish further programs to help physicians to navigate reimbursement issues.

        In July 2005, the UnitedHealthcare Group, or UHC, approved the Essure procedure for reimbursement. In addition, in February 2006, we received coverage from CIGNA Corporation, or Cigna. As with all healthcare plans, coverage will vary and is dependent upon the individual's specific benefit plan.

        Effective January 1, 2006, the United States Centers for Medicare and Medicaid Services, or CMS, released the Final Rule for the 2006 Physician Fee schedule. For the CPT code applicable to the Essure procedure, the CMS has provided for a national physician payment of $2,095.01 for procedures performed in the office and $438.47 for physician payment when the procedure is performed in the hospital. This compares to a Medicare national average payment for tubal ligation, the current standard of care for permanent female sterilization, of $345.50. In addition, the CMS released the Final Rule for the 2006 Hospital Outpatient Prospective Payment System, or OPPS, which assigns hospital outpatient reimbursement amounts. This CPT code was assigned a 2006 payment level of $2,454.00. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors. We expect that the new code, once the process to establish it at all private payers that have given a favorable coverage decision is complete, will significantly ease the burden on a physician's office in obtaining reimbursement for the Essure procedure and accelerate the coverage of the Essure procedure by private insurance companies and Medicaid. This process is not automatic following receipt of the new CPT code, however, and we anticipate continuing to focus on reimbursement issues for sometime in the future, both to secure our code and payment schedule into the payers' databases, as well as to help the physician negotiate a favorable contract for payment off that schedule.

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

        Second, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. Since January 1, 2005, we added 22 sales positions and are expecting to add more in 2006. Also, we have included regional distributors of women's gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in the office environment.

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

        Fourth, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure. In late July 2004 we announced that we initiated an extensive direct to consumer advertising campaign in the Chicago, Illinois metropolitan area which commenced in August 2004 and ran for 6 months. The campaign involved radio, direct mail and print media (magazine) advertisements aimed at increasing consumer awareness. We completed this campaign in August 2005.

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

        We have experienced significant operating losses since inception and, as of December 31, 2005, had an accumulated deficit of $205.1 million. We expect our operating losses to continue until at least the end of calendar year 2006 as we continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In August 2005, we completed a private placement of our common stock, which generated cash to help fund our operations. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

        The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying the Company's financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment reserves for long-lived assets, income taxes and contingent liabilities. Other accounting policies are described in Note 2, "Summary of Significant Accounting Policies" to our Financial Statements. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        Revenue Recognition.    Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We have international distributors in France, Australia and Canada. Our revenue recognition policy for distributors is consistent with our policy for direct customers. We entered into written distribution contracts with our distributors with fixed terms and price and consider delivery to have occurred at the time of shipment. We do not currently accept product returns from customers or distributors. We may in the future decide to accept returns from customers or distributors, which will significantly change our revenue recognition policy and could materially impact our financial statements. We may be required to defer all of our revenues until sufficient historical data is established to support an adequate return reserve. We may receive non-recurring payments from contractual arrangements which are deferred and recognized as revenue when earned based on an appropriate basis and time frame such as when services are performed or the term of the contract.

        Additionally, we require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. There are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to-date.

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

        Impairment of Long-Lived Assets.    We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment and the Essure license acquired from a patent litigation settlement in 2003 (See Note 10 to Consolidated Financial Statements), whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

        Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2005 and December 31, 2004 included property and equipment of $2.7 million and $1.3 million, respectively, and other identifiable intangible assets of $1.6 million and $1.8 million, respectively.

        Income Taxes.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our deferred tax assets. Any such valuation allowance would be based on our management estimates of taxable income and the period over which our deferred tax assets would be recoverable.

        Contingent Liabilities.    We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies", which requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

RESULTS OF OPERATIONS

        This section should be read in conjunction with Item 1, "Business", on Part I of this Form 10-K.

Years Ended December 31, 2005 and 2004

  Net Sales

        Net sales were $21.2 million in 2005, of which 88% were from United States, 10% were from Europe, and 2% were from other regions. Net sales were $11.6 million in 2004, of which 85% were from United States, 11% were from Europe and 4% were from other regions.

        The following table summarizes the above information related to net sales by geographic region in tabular format:

	Years Ended December 31,

	2005	2004	2003

Net sales (in thousands)	$21,169	$11,612	$7,700

United States of America	88%	85%	77%

Europe	10%	11%	14%

Other	2%	4%	9%

        Net sales are attributed to region based on the shipping location of the external customers.

        The increase in net sales of $9.6 million or 82% is the result of continued commercialization of the Essure system in the United States. Our worldwide average selling price for our product increased from $763 in 2004 to $814 in 2005 due to the increase in our sales price in January 2005, as well as the increase in the level of domestic sales, which has a higher price than sales to our European distributor. We expect sales to grow in 2006 between 56% and 65% due to the increase in the number of sales representatives, new programs aimed at increasing patient awareness of the Essure procedure and new coverage decisions in the area of reimbursement.

        In early 2003, we targeted groups of gynecological practices with the goal of training, inclusive of preceptorship, approximately 700 physicians by the end of 2003 and ended the year having trained 792 physicians. As of December 31, 2005, we have a total of 2,882 doctors that have either completed or are in the process of completing preceptorship. Our accomplishment in obtaining the number of physicians trained is very important because it not only provides us with a strong referral base within major metropolitan areas we have targeted, but it will also create the leverage to help us gain additional reimbursement coverage. In addition, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to-date.

  Gross Profit

        Cost of goods sold increased by $1.3 million to $8.4 million in 2005 as compared to $7.1 million in 2004. Gross profit increased $8.3 million to $12.8 million from $4.5 million in 2004. Our gross profit percent was 60% and 39% for the years 2005 and 2004, respectively. Our gross profit percent was 62% in the fourth quarter of 2005, as compared to 51% in the fourth quarter of 2004 and it increased from 55% in the first quarter of 2005 to 62% in the fourth quarter of 2005. The improvement in gross profit percentage was primarily the result of our domestic price increase and the transition of the manufacturing activities in 2004 to a third party manufacturer in Mexico. This outsourcing effort decreased our production costs and increased gross profit. In April 2004, we received FDA approval for the process at the third party manufacturer.

  Operating Expenses

        Research and development expenses, which include clinical, regulatory and product development, increased by $0.2 million to $4.3 million in 2005 as compared to $4.1 million in 2004. Research and development expenditures fluctuate in relation to product development, clinical affairs and regulatory activities. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and enhancements along with management of the on-going clinical trials. It is R&D's goal to launch product enhancements over the coming years, which are intended to result in a lower cost of goods, improved ease of use of the Essure system and simplified packaging systems.

        Selling, general and administrative expenses increased by $4.2 million to $31.3 million in 2005 as compared to $27.1 million in 2004. The primary reason for the increase results from higher expenditures in $2.2 million for the expansion of our U.S. field sales force by approximately 22 sales representatives during 2005, which is meant to provide us with more selling time to focus on physician penetration. Additionally, increases in selling, general and administrative expenses were a result of $0.8 million in headcount increase in departments other than sales, $0.7 million for the accrual of bonuses for 2005, $0.7 million in the creation of a new department in sales, $0.5 million in training programs, expenditures of $0.3 million related to the move of our headquarters to new facilities located in Mountain View, California, $0.3 million in consulting fees for the development and enhancement of our internet website, $0.3 million in legal expenditures, $0.1 million in sales consulting and $0.1 million in recruiting of new sales employees, offset by $0.9 million in lower sales expenditures in Australia, lower expenses of $0.5 million in sales and training related to the termination of the agreement with Gynecare, $0.2 for the reduction of Sarbanes-Oxley compliance and technology consulting fees and lower marketing expenses of $0.2 million. In addition, we had limited international expenditures in 2005, since we completed the divestiture of our French subsidiary in January 2004 and the closure of our direct operations in Australia in January 2005. From the latter, all severance costs were completely paid out at the end of January 2005. As of December 31, 2005, all fixed assets have been disposed of, although the dissolution of the legal entity remains. We expect selling, general and administrative expenses to increase in the future mainly due to the expansion of our sales force to support our revenue growth and expand market penetration.

  Other Income and Expenses

        Interest and other income and expenses of $0.9 million increased by $0.3 million in 2005 compared to $0.6 million in 2004. The increase is due to higher interest income in 2005 due to higher interest rates applied to the investments portfolio.

  Income Taxes

        As a result of our net loss of $21.8 million, we incurred no income tax expense in 2005. As of December 31, 2005, we had net operating loss carry forwards for federal and state income tax purposes of approximately $192.4 million and $107.6 million, respectively. If not utilized, these carryforwards will begin to expire starting in 2008 for federal purposes and 2006 for state purposes. In addition, at December 31, 2005, we had federal and state research credit carry forwards of approximately $2.4 million and $2.3 million, respectively. If not utilized, the federal tax carryforward will begin to expire in 2008, while the state carryforward does not expire. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have had a change of ownership, utilization of the carryforwards could be restricted.

  Restricted Stock

        We granted 24,840 shares and 312,020 shares of restricted stock to our employees and directors during 2005 and 2004, respectively. Certain of the grants include acceleration of vesting based upon our achievement of performance goals. From these grants, 5,863 shares were repurchased by us in 2005, which are recorded as treasury stock, and with the 72,000 shares repurchased in fiscal year 2004, we hold as of December 31, 2005 a total of 77,863 shares of treasury stock. The purchase price was $0.003 per share and the Company's repurchase right with respect to the shares lapses either in equal installments over three years or at the end of the three years, depending on the terms of the agreement.

        We are amortizing the net total deferred restricted stock expense of $2.4 million, calculated based on the fair value of the stock on the date of the grants, over the vesting term of three years on a straight-line basis. Of the total deferred restricted stock expense of $2.4 million, $0.4 million will relate to research and development and $2.0 million will relate to selling, general and administrative activities, assuming employees will not change departments.

Years Ended December 31, 2004 and 2003

  Net Sales

        Net sales were $11.6 million in 2004, of which 85% were from the United States, 11% were from Europe and 4% were from other regions. Net sales were $7.7 million in 2003, of which 77% were from United States, 14% were from Europe and 9% were from other regions.

        The following table summarizes the above information related to net sales by geographic region in tabular format:

	Years Ended December 31,

	2004	2003

Net sales (in thousands)	$11,612	$7,700

United States of America	85%	77%

Europe	11%	14%

Other	4%	9%

        The increase in net sales of $3.9 million or 51% is the result of continued commercialization of the Essure system in the United States. Our worldwide average selling price decreased from $830 in 2003 to

$763 in 2004 as a direct result of terminating the company's direct operations in Europe and subsequently selling through a distributor, which has a lower selling price.

        As of December 31, 2004, we had a total of 1,681 doctors that had either completed or were in the process of completing preceptorship. As of December 31, 2003 the same group was comprised of 700 physicians.

  Gross Profit

        Cost of goods sold increased by $0.5 million to $7.1 million in 2004 as compared to $6.6 million in 2003. In 2004 our gross profit increased $3.4 million to $4.5 million from $1.1 million in 2003. Our gross profit percent was 39% and 14% for the year 2004 and 2003, respectively. Our gross profit percent was 51% in the fourth quarter of 2004 as compared to 17% in the fourth quarter of 2003. The improvement in gross profit percentage was primarily due to an increase in production volume and a decrease in production costs. During 2004, we transitioned our manufacturing activities to a third party manufacturer in Mexico. This outsourcing effort decreased our production costs and increased our gross profit.

  Operating Expenses

        Research and development expenses, which include clinical, regulatory and product development, decreased by $1.9 million to $4.1 million in 2004 as compared to $6.0 million in 2003. The decrease was primarily due to the completion of activities pertaining to the PMA application process and completion of certain research and development projects. A decrease in the headcount resulted in a reduction of $1.1 million of payroll related expenses. Other factors that contributed to the decrease were a $0.2 million decrease in travel expenses, a decrease of $0.4 million in clinical expenses related to the completion of the PMA application process and a $0.2 million decrease in consulting expenses.

        Selling, general and administrative expenses decreased by $8.2 million to $27.1 million in 2004 as compared to $35.3 million in 2003. The decrease was primarily attributable to a $2.8 million decrease in international sales expense as a result of the sale of the subsidiary in France in early 2004, a $1.8 million decrease in legal fees as a result of the settlement of the Ovion case in October 2003, a $1.2 million decrease in payroll related expenses for marketing and U.S. physician training, a $1.4 million decrease in expenses as a result of severance for former officers and recruitment of a new CEO in 2003, a $1.1 million decrease in expense for demonstration units due to the shift toward reusable demonstration units and a shift from large group to a smaller individual training program, a $0.5 million decrease in advertising and a $0.5 million decrease in travel expenses. These decreases were partially offset by an increase of $1.1 million in consulting and audit expenses for Sarbanes-Oxley compliance. In addition, we recorded expenses of approximately $200,000 in December 2004 related to the close down of our Australia operations, which included $183,000 of severance costs and $22,000 for the impairment of fixed assets. All severance costs were completely paid out at the end of January 2005.

  Other Income and Expenses

        Interest and other income and expenses of $0.6 million in 2004 decreased by $0.1 million compared to $0.7 million in 2003 due to lower average cash and cash equivalent balances.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 123(R), "Share-Based Payments" (revised 2004). The provisions of SFAS No. 123(R) will require us to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for all public companies for annual periods beginning after June 15, 2005. We will adopt SFAS No. 123 (R) in the first quarter of 2006 and we have not yet determined whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. We have not determined the method of transition or the reasonably likely effect in the financial statements as we are evaluating the requirements for SFAS No. 123(R). Nevertheless, we expect the adoption to have a significant adverse impact on our statement of operations and net loss per share.

        In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance for the implementation of SFAS No. 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB No. 107 were effective for us at the time we adopted SFAS No. 123(R).

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the changing to the new accounting principle. The statement is effective for fiscal years beginning after December 15, 2005. We have evaluated the impact of the adoption of SFAS No. 154, and do not believe the impact will be significant to our overall results of operations or financial position.

        In August 2005, the FASB issued FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") to clarify that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). The adoption of the provisions of FIN 47 did not have a material impact on the Company's financial position and results of operations.

        In September 2005, the Emerging Issues Task Force (the "Task Force") issued EITF Statement 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). The Task Force reached a consensus that leasehold improvements acquired in a business combination or that are placed in service significantly after, and not contemplated at or near the beginning of, the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 applies to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of the provisions of EITF 05-6 did not have a material impact on the Company's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        We have experienced significant operating losses since inception. As of December 31, 2005 we had an accumulated deficit of $205.1 million. We have financed our operations since inception primarily through equity financings. In February 2004 we completed a private placement of approximately

3.0 million shares of common stock at $8.50 per share. Our net proceeds from were approximately $23.9 million, after deducting offering costs and commissions. In addition, in August 2005, we finalized a second private placement of approximately 3.2 million shares of common stock at a price of $7.20 and $8.10 per share. Our net proceeds, which were approximately $22.9 million after deducting offering costs, are being used to fund operations. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

        As of December 31, 2005, we had cash, cash equivalents, restricted cash and short-term investments of $32.5 million, compared to $32.3 million at December 31, 2004. The increase of $0.2 million is primarily due to the proceeds of approximately $22.9 million from the private placement of common stock and $1.0 million from the exercise of options to purchase common stock and the issuance of shares under the Employee Stock Purchase Plan, partially offset by $21.4 million of cash used in operating activities and capital expenditures of $2.3 million. Additional financing may not be available when needed or on terms acceptable to us.

  Operating Activities

        Net cash used in operating activities was $21.4 million in 2005, $24.7 million in 2004 and $40.9 million in 2003. Net cash used in operating activities in 2005 was primarily related to our net loss of $21.8 million adjusted for non-cash related items of $2.1 million corresponding primarily to depreciation and amortization, stock compensation expenses, retirement of fixed assets and changes in inventory reserves and allowance for doubtful accounts. Other major items that contributed to net cash used in operating activities were related to a planned increase in inventories of $1.2 million, an increase in accounts receivable of $2.5 million related to our sales growth, an increase in other current assets of $0.2 million and a decrease in deferred revenue of $0.1 million, offset by an increase in accounts payable of $0.1 million, a decrease in other assets of $0.2 million, an increase in other accrued liabilities of $0.3 million and an increase in accrued compensation of $1.7 million related primarily to the growth of our sales force and the accrual of a company-wide employee bonus. We expect cash usage in operating activities in the future to decrease. Net cash used in operating activities in 2004 and 2003 was primarily our net loss adjusted for non-cash related items such as depreciation and amortization, stock compensation expense, allowance for doubtful accounts and provision for inventories. Other items that contributed to our net cash used in operating activities in 2004 and 2003 were increases in accounts receivable, other assets and decreases in clinical trial liabilities, offset by increases in deferred revenue and other accrued liabilities and decreases in inventories, accounts payable and accrued compensation.

        The increases in accounts receivable of $2.5 million in 2005 and $0.4 million in 2004 were due to increases in year to year net sales. We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. Our worldwide days sales outstanding as of December 31, 2005 was 55 days, which represents a decrease of 2 days compared to December 31, 2004. We are still at the early stage of marketing our product and accounts receivables have not been our major source of capital. We expect to grow our business and increase our revenues and to primarily rely on accounts receivables as the capital resources to fund our operations.

  Investing Activities

        Net cash provided by investing activities in 2005 was $8.0 million. The inflow of cash was related to the sales and maturities of investments of $96.2 million, offset by the purchase of investments of $85.9 million and capital expenditures of $2.3 million. Net cash used in investing activities was $5.8 million in 2004. Short-term investments of $38.3 million purchased in 2004 plus capital expenditures of $0.5 million were offset by sales and maturities of $33.0 million of short-term investments. Net cash provided by investing activities in 2003 was $8.2 million. The net cash provided by investing activities in 2003 consisted primarily of the maturation of short-term investments of $36.3 million offset by the purchase of short-term investments of $27.2 million and $0.9 million of capital expenditures.

        Our capital expenditures in 2005, 2004 and 2003 were $2.3 million, $0.5 million and $0.9 million, respectively. In 2005, 2004 and 2003, capital expenditures were primarily related to leasehold improvements in our new facility, website development as part of our marketing campaign to increase consumer awareness and software management tool development to help us to gather meaningful data for management analysis and to gain a better understanding of our customers and our market.

  Financing Activities

        Net cash provided by financing activities was $23.9 million in 2005 compared to $26.6 million in 2004. Net cash provided by financing activities was $1.9 million in 2003. In 2005, the net cash provided by financing activities consisted primarily of a private placement of common stock, from which we received net proceeds of $22.9 million. An additional $1.0 million consisted of proceeds from the exercise of stock options and employee stock purchase plan shares. The net cash provided by financing activities in 2004 consisted of a private placement of common stock, from which we received net proceeds of approximately $23.9 million and net proceeds from the exercise of stock options of and employee stock purchase plan shares of $2.7 million. The net cash provided by financing activities in 2003 consisted of proceeds from the exercise of stock options of approximately $1.9 million.

CASH REQUIREMENTS, CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        We have operating lease obligations on our current building facility and equipment. In addition, we have obligations related to our Phase II clinical study and Pivotal trial.

        The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$2,133	$552	$1,562	$19
Clinical trial obligations	261	261	—	—

Total	$2,394	$813	$1,562	$19

        On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system for ten years, and Ovion may not grant any additional such licenses to other parties. In exchange for such license, we were required to pay a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In January 2004, we paid $1.0 million in common stock to Ovion, and we made another payment of $1.0 million in common stock to Ovion in April 2004. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty. We are obligated to pay 3.25% of the accumulative revenue derived from sale of the Essure system in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement. In accordance with the terms of the settlement agreement, our prepaid royalties will be fully amortized when cumulative net sales of Essure system reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. We are amortizing the prepaid royalties to cost of goods sold over our net sales using this effective rate. Prepaid royalties were approximately $1.5 million, $1.8 million and $2.0 million as of December 31, 2005, 2004 and 2003, respectively.

        With gross margin improvements and appropriate operating expenditures, we expect to reduce our net loss in the future, while obtaining positive cash flow from operations. In the future, depending upon a variety of factors, we will likely need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

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

  •
  The rate of product adoption by doctors and patients; and

  •
  The insurance payer community's acceptance of and reimbursement for the Essure procedure.

        Off-Balance Sheet Arrangements.    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

        Interest Rate Risk:    We have been exposed to interest rate risk through interest earned on holdings of available-for-sale marketable securities. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since we reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, marketable securities. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

        Foreign Currency Exchange Risk:    Our expenses, except for those related to Australia, were denominated in United States dollars. Our revenues in foreign currencies were 0%, 3% and 23% in 2005, 2004 and 2003, respectively, which were nominal in relation to our overall financial position. As a result, we have low exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our assessment of our foreign currency exposure changes, we may consider hedging transactions for risk mitigation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 52.

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

        As of December 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)
Management's Annual Report on Internal Control Over Financial Reporting:

        Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c)
Changes in Internal Control Over Financial Reporting:

        There has been no change in the company's internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from our definitive proxy statement (or Proxy Statement), for our annual meeting of stockholders to be held on June 7, 2006, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item, insofar as it relates to directors and officers, will be contained in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions "Election of Directors" and "Management". Information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the our Proxy Statement under the caption "Section 16(a) Beneficial Owner Reporting Compliance," and is hereby incorporated by reference into this report.

        We have a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at www.conceptus.com.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information under the caption "Principal Accountant Fees and Services" in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Report:

(1)
Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2005 and 2004

    Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedule

    The following financial statement schedule of Conceptus, Inc. for the years ended December 31, 2005, 2004 and 2003 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.'s Consolidated Financial Statements.

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
3.3	Bylaws of Registrant. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
3.4	Amendment to the Bylaws of the Registrant. Incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
3.5	Amendment to the Bylaws of the Registrant dated April 8, 2004.
10.1
Form of Indemnification Agreement for directors and officers. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.2*	Amended and Restated 1993 Stock Plan. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.3*	1995 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.4*	1995 Directors' Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
10.5*	Fifth Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to the Registrant's Report on Form 8-K filed on January 11, 2005.
10.6*	Amended and Restated 2002 Non-Qualified Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.7*	Fifth Amended and Restated 2001 Equity Incentive Plan.
10.8*	Amended and Restated 2002 Non-Qualified Stock Option Plan.
10.9*	Form of Senior Management Amended and Restated Change of Control Agreement. Incorporated by reference to Exhibit 10.7 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.
10.10*
Change of Control Agreement dated as of April 27, 2004 by and between Registrant and Gregory Lichtwardt. Incorporated by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.
10.11*
Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.12*	Master Consulting Agreement with Florence Comite dated September 10, 1997. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
10.13	Settlement and Mutual Release Agreement with Dr. Florence Comite dated July 27, 2005. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.14
Relocation bonus agreement dated April 25, 2002 between the Registrant and Stan Van Gent. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.15	Promissory note dated April 25, 2002 between the Registrant and Stan Van Gent. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.16	Promissory note dated May 22, 2002 between the Registrant and Stan Van Gent. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.17
Supplier Agreement dated March 29, 1995 between the Registrant and Advanced Cardiovascular Systems, Inc. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.18
License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.

10.19
Settlement and License Agreement between Ovion, Inc., William S. Tremulis and Jeffrey P. Callister and Conceptus, Inc. dated November 6, 2003. Incorporated by reference to the Registrant's Amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2003.
10.20	Lease agreement dated November 14, 2000 with Dani Investment Partners. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
10.21
Offer and Acceptance of Lease Extension with Dani Investment Partners dated September 12, 2003. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.22	Lease Agreement with Three Sisters Ranch Enterprises dated April 15, 1997. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.
10.23	First Amendment to Lease Agreement with Three Sisters Ranch Enterprises. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.24	Second Amendment to Lease Agreement with Three Sisters Ranch Enterprises. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.25	Third Amendment to Lease Agreement with Three Sisters Ranch Enterprises. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.26	Fourth Amendment to Lease Agreement with Three Sisters Ranch Enterprises. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
10.27	Fifth Amendment to Lease Agreement with Three Sisters Ranch Enterprises. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.28
Sublease Agreement for the premises located at 331 East Evelyn, Mountain View, California. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.29
Landlord Consent to Sublease for the premises located at 331 East Evelyn, Mountain View, California. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.30
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
10.31+
Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc. Incorporated by reference to Exhibit 1 of the Registrant's Report on Form 8-K filed on March 1, 2004.

10.32+
Share Purchase and Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d'Echon et al. and the Registrant. Incorporated by reference to Exhibit 2 of the Registrant's Report on Form 8-K filed on March 1, 2004.
10.33
Contract Manufacturing Agreement, dated as of June 20, 2003, between the Registrant and Venusa, Ltd. (now Accellent, Inc.) Incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
10.34+	Supplier Agreement dated November 7, 2005 between the Registrant and Accellent Corp.
10.35*
Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003. Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
10.36*
Employment Agreement between Mark M. Sieczkarek and Conceptus, Inc. executed September 30, 2004. Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed on October 5, 2004.
10.37*
Letter Agreement between Ric Cote and Conceptus, Inc. executed March 25, 2004. Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on 10-Q for the Quarter Ended March 31, 2004.
10.38*
Employment Commencement Nonstatutory Stock Option Agreement between Ric Cote and Conceptus, Inc. executed April 5, 2004. Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8.
10.39*
Stand-Alone Restricted Stock Purchase Agreement between Ric Cote and Conceptus, Inc. executed April 5, 2004. Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8.
10.40*	Relocation bonus agreement dated October 28, 2005 between the Registrant and Ulric Cote.
14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
23.10	Consent of Independent Registered Public Accounting Firm.
24.10	Power of Attorney (See Page 79 of this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

+
Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

CONCEPTUS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Conceptus, Inc.

        We have completed integrated audits of Conceptus, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Conceptus, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

San Jose, CA
March 15, 2006

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$12,573	$2,002
Short-term investments	19,850	30,200
Restricted cash	69	69
Accounts receivable, net of allowance for doubtful accounts of $106 and $62 at December 31, 2005 and 2004, respectively	4,519	2,067
Inventories, net	3,392	2,022
Other current assets	1,110	937

Total current assets	41,513	37,297
Property and equipment, net	2,743	1,322
Intangible assets, less accumulated amortization of $450 and $250 at December 31, 2005 and 2004, respectively	1,550	1,750
Other assets	1,603	1,808

Total assets	$47,409	$42,177

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,798	$2,713
Accrued compensation	3,052	1,347
Other accrued liabilities	1,074	982
Deferred revenue	—	90

Total current liabilities	6,924	5,132
Other accrued liabilities	314	—
Deferred revenue	—	51

Total liabilities	7,238	5,183

Commitments and contingencies (Notes 6 and 10)
Stockholders' equity:
Preferred stock:
$0.003 par value, authorized 3,000,000 shares; no shares issued or outstanding at December 31, 2005 and 2004	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,000 shares authorized, 29,051,804 and 25,729,371 shares issued and 29,051,804 and 25,657,371 shares outstanding at December 31, 2005 and 2004, respectively	246,359	221,960
Deferred stock-based compensation	(1,058)	(1,637)
Accumulated deficit	(205,130)	(183,329)
Treasury Stock, 77,863 and 72,000 shares, at cost, at December 31, 2005 and 2004, respectively	—	—

Total stockholders' equity	40,171	36,994

Total liabilities and stockholders' equity	$47,409	$42,177

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net sales	$21,169	$11,612	$7,700
Cost of goods sold	8,396	7,112	6,587

Gross profit	12,773	4,500	1,113

Operating expenses:
Research and development	4,264	4,067	6,048
Selling, general and administrative	31,255	27,075	35,256

Total operating expenses	35,519	31,142	41,304

Operating loss	(22,746)	(26,642)	(40,191)
Interest and other income and expenses:
Interest and other income	952	598	674
Interest and other expenses	(7)	(25)	(11)

Net loss	$(21,801)	$(26,069)	$(39,528)

Basic and diluted net loss per share	$(0.82)	$(1.05)	$(1.83)

Weighted-average shares used in computing basic and diluted net loss per share	26,725	24,754	21,565

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts and issuance costs)

	Common Stock & Additional Paid-In Capital
				Accumulated Other Comprehensive Income (Loss)
			Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of January 1, 2003	21,349,441	$188,435	$—	$11	$(117,732)	$70,714
Issuance of common stock for cash upon exercise of options	429,393	1,526	—	—	—	1,526
Issuance of common stock for cash from employee stock purchase plan	38,232	387	—	—	—	387
Issuance of stock options to consultants for services	—	623	—	—	—	623
Cumulative translation adjustments	—	—	—	15	—	15
Net loss	—	—	—	—	(39,528)	(39,528)

Balances as of December 31, 2003	21,817,066	190,971	—	26	(157,260)	33,737
Issuance of common stock for cash upon exercise of options	415,417	2,532	—	—	—	2,532
Issuance of common stock for cash from employee stock purchase plan	12,273	88	—	—	—	88
Issuance of common stock in connection with Ovion settlement	177,595	2,000	—	—	—	2,000
Private placement of common stock, net of issuance costs of $1,518	2,995,000	23,939	—	—	—	23,939
Issuance of stock options to consultants for services	—	261	—	—	—	261
Deferred stock-based compensation related to restricted stock grants	312,020	2,169	(2,169)			—
Amortization of deferred stock-based compensation related to restricted stock grants	—	—	532	—	—	532
Cumulative translation adjustments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(26,069)	(26,069)
Purchase of treasury stock	(72,000)	—	—	—	—	—

Balances as of December 31, 2004	25,657,371	221,960	(1,637)	—	(183,329)	36,994
Issuance of common stock for cash upon exercise of options	143,997	780	—	—	—	780
Issuance of common stock for cash from employee stock purchase plan	45,070	248	—	—	—	248
Private placement of common stock, net of issuance costs of $125	3,186,389	22,882	—	—	—	22,882
Issuance of stock options to consultants for services	—	221	—	—	—	221
Deferred stock-based compensation related to restricted stock grants	24,840	268	(268)	—	—	—
Amortization of deferred stock-based compensation related to restricted stock grants	—	—	847	—	—	847
Net loss	—	—	—	—	(21,801)	(21,801)
Purchase of treasury stock	(5,863)	—	—	—	—	—

Balances as of December 31, 2005	29,051,804	$246,359	$(1,058)	$—	$(205,130)	$40,171

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(21,801)	$(26,069)	$(39,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	886	1,159	1,377
Amortization of intangibles	200	200	50
Stock compensation expense	1,089	793	623
Allowance for (recovery of) doubtful accounts	44	(102)	119
Provision for inventories	(147)	152	(26)
Loss on retirement of fixed assets	26	63	—
Changes in operating assets and liabilities:
Accounts receivable	(2,497)	(383)	(1,112)
Inventories	(1,223)	508	(65)
Other current assets	(173)	(459)	316
Other assets	205	430	(2,053)
Accounts payable	85	(33)	(509)
Accrued compensation	1,705	(1,344)	1
Other accrued liabilities	386	521	21
Deferred revenue	(141)	101	40
Clinical trial liabilities	—	(193)	(158)

Net cash used in operating activities	(21,356)	(24,656)	(40,904)

Cash flows from investing activities
Purchase of investments	(85,900)	(38,250)	(27,162)
Maturities of investments	96,250	33,000	36,279
Capital expenditures	(2,333)	(513)	(935)

Net cash provided by (used in) investing activities	8,017	(5,763)	8,182

Cash flows from financing activities
Issuance of common stock from company stock plans	1,028	2,620	1,913
Issuance of common stock from equity financings, net	22,882	23,939	—

Net cash provided by financing activities	23,910	26,559	1,913

Effect of exchange rate changes on cash	—	18	55

Net increase (decrease) in cash and cash equivalents	10,571	(3,842)	(30,754)
Cash and cash equivalents at beginning of year	2,002	5,844	36,598

Cash and cash equivalents at end of year	$12,573	$2,002	$5,844

Supplemental information:
Cash paid during the year for:
Interest	$7	$14	$11
Non-cash activities
Issuance of common stock in connection with acquisition of license	$—	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization, Ownership and Business

        Conceptus, Inc. ("Conceptus" or the "Company" or "we") was incorporated in the state of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. The Company manufactures and markets Essure®, an innovative medical device and procedure designed to provide a non-incisional alternative to tubal ligation, the leading form of contraception worldwide. The Essure device is a unique and proprietary micro-insert designed to be deployed permanently into each fallopian tube using the Company's minimally invasive transcervical tubal access catheter system. Clinical studies have shown that the Essure device induces an occlusive tissue response. The Company's catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. ("Target"), a business unit of Boston Scientific Corporation ("BSC"), and licensed exclusively to Conceptus in the field of reproductive physiology.

        In December 2001, the Company established a wholly owned subsidiary, Conceptus SAS ("Conceptus France"), in France for the distribution and commercialization of the Essure system in Europe. In April 2000, the Company established a wholly owned subsidiary, Conceptus (Australia) Pty Limited, in New South Wales, Australia ("Conceptus Australia") for the distribution and commercialization of the Essure system in that region.

        In January 2004, the Company completed the sale of its wholly owned French subsidiary for a nominal amount to an investor group comprised of its former French management team and signed a long-term exclusive distribution agreement for the Essure system with the acquiring group for the European, Middle East and African markets. The sale agreement includes a long-term call option that is intended to enable the Company to repurchase the French company. The contract was amended in September 2004 to include the territories of Mexico, Central America and South America. The transaction did not have any material financial impact to the Company's consolidated financial statements. In December 2004, the Company decided to close down its direct operations in Australia and sell its product through a third party distributor. As a result, costs related to the closure were recorded in 2004 as selling, general and administrative expense and included approximately $22,000 for impaired fixed assets and $183,000 of termination benefits for the five employees, which were completely paid out on January 31, 2005. As of December 31, 2005, all fixed assets have been disposed of, although the dissolution of the legal entity remains.

        The Company has a limited history of operations and has incurred significant operating losses since its inception in 1992. The Company will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. We raised approximately $23.9 million and $22.9 million, after deducting offering costs, in 2004 and 2005, respectively, to help fund our operations. In the future, depending upon a variety of factors, we will likely need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

2.     Summary of Significant Accounting Policies

  Basis of Consolidation and Foreign Currency Translation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Functional Currency:    The Company had a wholly owned foreign subsidiary in Australia, which the Company decided to close down in December 2004, as well as a wholly owned subsidiary in France, which was divested in January 2004. In preparing the Company's consolidated financial statements for fiscal years 2003 and 2004, the registrant applied the translation methodology set forth by the Statement of Financial Accounting Standard No. 52 ("SFAS 52"). The former subsidiaries maintained their accounting records in their respective local currencies and the Company's functional currency was identified as the United States dollars. Currency gain and loss is reported under interest and other income in the consolidated statement of operations. Net currency gains were $38,000 in 2004 and $80,000 in 2003.

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

        The Company's net sales to date consist of product revenues from physicians, hospitals and distributors located in Australia, Canada, Europe, Indonesia, Singapore, South America and the United States of America. The Company does not require collateral and provides for estimated credit losses based on customer credit assessment.

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

        The following table summarizes customers with greater than 10% of the Company's net sales for the years ended December 31, 2005, 2004 and 2003:

	Years Ended

	2005	2004	2003

Customer A	10%	11%	—

        The following table summarizes customers with outstanding accounts receivable balance greater than 10% of the Company's total outstanding accounts receivable as of December 31, 2005 and 2004.

	Years Ended

	2005	2004

Customer A	15%	17%

Customer B	—	23%

        The Company is a one-product company and its only product, the Essure device, received approval from the United States Food and Drug Administration ("FDA") in November 2002. Internationally, the Company was approved to affix the CE Mark to the Essure procedure in February 2001. In addition, the Company received clearance in November 2001 from Health Canada to market the Essure device in that country. The Company cannot be assured that necessary approvals or clearances will be obtained in other countries. If the Company is denied approval or clearance or if approval or clearance is delayed or withdrawn, it may have a material adverse impact on the Company.

        The Company is subject to risks characteristic of the medical device industry, including but not limited to uncertainty of market acceptance of products, reimbursement from insurance carriers, compliance with government regulations and protection of proprietary technology, product liability and the need to obtain additional financing. Certain components that meet the Company's requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify these risks. The inability to obtain components as required or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Cash, Cash Equivalents and Investments

        The Company considers all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with two financial institutions in the U.S. and invests its excess cash in money market funds, commercial paper, corporate notes, municipal bonds and government securities, which bear minimal risk. At times, these deposits may be in excess of federally insured amounts. Short-term investments generally consist of municipal bonds, corporate notes and U.S. Treasury obligations.

        The short-term investment portfolio is comprised of available-for-sale investments, which are carried at estimated fair value, with the unrealized gains and losses, if material, reported in stockholders' equity until realized. The fair values for marketable debt investments are based on quoted market prices. At December 31, 2005 and 2004, the fair value of investments approximates cost. Realized gains and losses, computed using the specific identification cost method, were immaterial for the periods presented. Interest and dividends on investments classified as available-for-sale are included in interest and other income.

        As of December 31, 2005, the Company holds approximately $10,664,000 in Commercial Paper with a maturity less than 90 days. These highly liquid investments have been classified as cash equivalents due to their characteristics of being readily convertible to known amounts of cash and so near to their maturity that they represent insignificant risk of changes in value because of interest rate changes. The Company also held auction rate securities of approximately $19,850,000 at December 31, 2005 and classified the entire amount as short-term investments. Moreover, the Company classifies all of its short-term investments as current using the approach defined by the Accounting Research Bulleting No. 43. Accordingly, these securities represent the investment of funds available for current operations. Management does not have a stated expectation to sell such securities within one year or within the normal operating cycle. Nonetheless, these securities are available for use, if needed, for current operations.

  Restricted Cash

        At December 31, 2005 and 2004, the Company had restricted cash of $69,000, which represents a certificate of deposit held under a letter of credit related to an equipment lease. The certificate of deposit is renewable every year with a five-year term that expires in 2006.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Reserves for potentially excess and obsolete inventory are made based on management's analysis of inventory levels and future sales forecast.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. External direct costs of material and services consumed in website development during the application development stage are capitalized. Capitalized website costs are amortized using the straight-line method over the estimated useful life of three years.

  Intangible Assets

        Intangible assets as of December 31, 2005 and 2004 are comprised of a technology license obtained as a result of the settlement of a patent litigation with Ovion, Inc. (See Note 10). The license was acquired at a cost of $2,000,000 in October 2003, which was paid in the Company's common stock, in equal installments in the first and second quarters of 2004, and has an expected useful life of ten years from the date of settlement. Amortization expense of $200,000 has been classified as cost of goods sold on the Company's consolidated statement of operations for each of the years ended December 31, 2005 and 2004 and is measured using the straight-line method. Estimated future amortization expense for each of the years ended December 31, 2006 through 2012 is $200,000 per year and $150,000 for the year ended December 31, 2013.

  Other Assets

        Other assets as of December 31, 2005 are principally comprised of the $1.5 million carrying value of the $2.0 million cash payment that the Company made to Ovion, Inc. as part of the settlement of a patent litigation suit (See Note 10). The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of Essure in excess of $75.0 million for a period of no longer than ten years. In accordance with the terms of the settlement agreement, the Company's prepaid royalties will be fully amortized when cumulative net sales of Essure reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. The Company is amortizing the prepaid royalties to cost of goods sold over its net sales using this effective rate. Prepaid royalty as of December 31, 2004 was approximately $1.8 million.

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

  Fair Value of Financial Instruments

        For financial instruments consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities included in the Company's financial statements, the carrying amounts approximate fair value due to their short maturities. Estimated fair values for short term investments, which are disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

  Warranty

        The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in the Company's warranty liability for the years ended December 31, 2005 and 2004 follows (in thousands):

	As of December 31,
	2005	2004
Warranty accrual at the beginning of the period	$68	$99
Accruals for warranties issued during the period	162	189
Settlements made in kind during the period	(160)	(220)

Warranty accrual at the end of the period	$70	$68

  Revenue Recognition

        Product revenue is recognized when title and risk of ownership has been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, remaining obligations are insignificant and collectibility is reasonably assured. Revenue from product sales to distributors is recognized in the same manner as product sales to customers. Net sales generated by distributors were 12%, 15% and 12% for the years ended December 31, 2005, 2004 and 2003, respectively. The Company does not currently accept product returns from customers or distributors. Where appropriate, provision is made for estimated warranty costs relating to product sales at the time revenue is recognized. Non-recurring payments from contractual arrangements are deferred and recognized as revenue is earned based on an appropriate basis and time frame such as when services are performed or the term of the contract.

        In addition, we require that a hospital have at least one physician preceptored for generally between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. There are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to-date.

  Research and Development

        Research and development costs are expensed as incurred.

  Advertising Costs

        Advertising costs are expensed as incurred. Total advertising expenses were approximately $1,372,000, $1,526,000 and $2,000,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

  Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans.

        The Company granted 24,840 shares and 312,020 shares of restricted stock to its employees and directors during 2005 and 2004, respectively. Certain of the grants include acceleration of vesting based upon the Company's achievement of performance goals. From these grants, 5,863 shares were repurchased by the Company in 2005, which are recorded as treasury stock, and with the 72,000 shares repurchased in fiscal year 2004, the Company holds as of December 31, 2005 a total of 77,863 shares of treasury stock. The purchase price was $0.003 per share and the Company's repurchase right lapses either in equal installments over three years or at the end of the three years, depending on the terms of the agreement.

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

        The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS No. 123, had been applied to all employee awards (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(21,801)	$(26,069)	$(39,528)
Add: Stock-based employee compensation expense included in reported net loss	847	532	0
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,482)	(7,742)	(6,543)

Pro forma net loss	$(26,436)	$(33,279)	$(46,071)

Basic and diluted net loss per share
As reported	$(0.82)	$(1.05)	$(1.83)

Pro forma	$(0.99)	$(1.34)	$(2.14)

        Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity

Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock compensation expense relating to non-employees was approximately $242,000 in 2005, of which approximately $19,000 was allocated to research and development expense, $96,000 to manufacturing and $127,000 to selling, general and administrative expense. Stock compensation expense relating to employees was approximately $847,000 in 2005, of which approximately $122,000 was allocated to research and development expense and $725,000 was allocated to selling, general and administrative expense.

        Stock compensation expense relating to non-employees was approximately $261,000 in 2004, of which $44,000 was allocated to research and development expense and $217,000 was allocated to selling, general and administrative expense. Stock compensation expenses relating to employees was approximately $532,000 in 2004, of which $98,000 was allocated to research and development expense and $434,000 was allocated to selling, general and administrative expense. In 2003, the stock compensation expense recognized for non-employees was approximately $623,000, of which $300,000 was allocated to research and development expense and $323,000 was allocated to selling, general and administrative. The Company did not have any stock compensation expenses for employees in 2003.

        The Company calculated the fair value of each option on the date of grant using the Black-Scholes method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Years Ended December 31,
	2005	2004	2003
Dividends	—	—	—
Average risk-free interest rate	4.1%	3.3%	2.5%
Expected life (in years)	4	4	4
Volatility factor	0.6	0.7	0.9

        To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of ESPP issuances, which are included in the pro forma totals. The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Dividends	—	—	—
Average risk-free interest rate	4.0%	2.3%	1.4%
Expected life (in years)	1	1	1
Volatility factor	0.6	0.5	0.6

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The effects of applying SFAS No. 123 for recognizing compensation expense and providing pro forma disclosures in 2005, 2004 and 2003 are not likely to be representative of the effects on reported net loss in future years.

        The weighted-average fair value per share of options granted was $4.22, $5.28 and $7.69 respectively, for 2005, 2004 and 2003. The weighted-average fair value of the purchase rights granted under the ESPP during fiscal 2005, 2004 and 2003 was $4.86, $2.65 and $3.34 per share, respectively.

  Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Net Loss Per Share

        Basic net loss per share excludes any potential dilutive effects of options and common stock shares subject to repurchase. Diluted net loss per share includes the impact of potentially dilutive securities. However, due to the Company's net loss position, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

        The following table provides a reconciliation of weighted-average number of common shares outstanding and the weighted-average of unvested common shares (in thousands):

	At December 31,
	2005	2004	2003
Denominator:
Weighted-average number of common shares outstanding	26,972	24,962	21,565
Less: Weighted-average unvested and restricted common shares	247	208	—

Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	26,725	24,754	21,565

        The following outstanding options and restricted stock shares, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At December 31,
	2005	2004	2003
Outstanding options	3,514	3,550	4,216
Restricted stock	255	240	—
Employee Stock Purchase Plan	47	15	—

Total	3,816	3,805	4,216

  Segment Information and Sales by Geographic Region

        The Company operates in one business segment, which encompasses all the geographical regions. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2005, 2004 and 2003, 97%, 95% and 98%, respectively, of all long-lived assets were maintained in the United States of America.

        Net sales by geographic region, based on shipping location of the external customer, are as follows:

	Years Ended December 31,
	2005	2004	2003
Net sales (in thousands)	$21,169	$11,612	$7,700
United States of America	88%	85%	77%
Europe	10%	11%	14%
Other	2%	4%	9%

  Comprehensive Income (Loss)

        Comprehensive income (loss) generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company's unrealized gains on available-for-sale securities, and cumulative translation adjustment, if material, represent the components of comprehensive loss that are excluded from the net loss. These components are not significant, individually or in aggregate, for the years ended December 31, 2005, 2004 and 2003.

  Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments" (revised 2004). The provisions of SFAS No. 123(R) will require us to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for all public companies for annual periods beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of 2006 and we have not yet determined whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. We have not determined the method of transition or the reasonably likely effect in the financial statements as we are evaluating the requirements for SFAS No. 123(R). Nevertheless, we expect the adoption to have a significant adverse impact on our statement of operations and net loss per share.

        In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB 107"). SAB 107 provides guidance for the implementation of SFAS 123(R) with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS 123(R).

        In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the changing to the new accounting principle. The statement is effective for fiscal years beginning after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In August 2005, the FASB issued FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") to clarify that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). The adoption of the provisions of FIN 47 did not have a material impact on the Company's financial position and results of operations.

        In September 2005, the Emerging Issues Task Force (the "Task Force") issued EITF Statement 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). The Task Force reached a consensus that leasehold improvements acquired in a business combination or that are placed in service significantly after, and not contemplated at or near the beginning of, the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 applies to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of the provisions of EITF 05-6 did not have a material impact on the Company's financial position and results of operations.

3.     Investments (in thousands)

	Cost and Estimated Fair Value December 31,
	2005	2004
Cash and cash equivalents:
Cash	$274	$157
Commercial Paper	10,664	—
Money market funds	1,635	1,845

	$12,573	$2,002

Short-term investments:
Municipal bonds	$19,850	$30,200

	$19,850	$30,200

        At December 31, 2005 and 2004, the amortized cost basis of the available-for-sale investments represents the fair value of the investments due to their short maturities. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2005, 2004 and 2003.

        As of December 31, 2005, the Company holds approximately $10,664,000 in Commercial Paper with an original maturity less than 90 days. These highly liquid investments have been classified as cash equivalents due to their characteristics of being readily convertible to known amounts of cash and so near to their maturity that they represent insignificant risk of changes in value because of interest rate changes. The Company also held auction rate securities of approximately $19,850,000 at December 31, 2005 and classified the entire amount as short-term investments. Moreover, the Company classifies all of its short-term investments as current using the approach defined by the Accounting Research Bulleting No. 43. Accordingly, these securities represent the investment of funds available for current operations. Management does not have a stated expectation to sell such securities within one year or within the normal operating cycle. Nonetheless, these securities are available for use, if needed, for current operations.

4.     Inventories, net (in thousands)

	December 31,
	2005	2004
Raw materials	$122	$250
Work-in-progress	1,940	1,073
Finished goods	1,330	699

Total	$3,392	$2,022

5.     Property and Equipment (in thousands)

	December 31,
	2005	2004
Machinery and equipment	$1,812	$1,440
Equipment, tooling and furniture and fixtures	2,032	1,762
Software	2,619	1,865
Leasehold improvements	704	1,107

	7,167	6,174
Less: accumulated depreciation and amortization	(4,424)	(4,852)

Property and equipment, net	$2,743	$1,322

        Property and equipment depreciation and amortization expenses for the years 2005, 2004 and 2003 was approximately $886,000, $1,159,000 and $1,377,000, respectively.

6.     Commitments and Contingencies

        On June 28, 2005, the Company entered into a Sublease Agreement with Verisity Design, Inc. for the relocation of its headquarters to 331 East Evelyn, Mountain View, California. The agreement was subject to the Master Landlord's consent within 45 days after delivery of and receipt by Master Landlord of the executed Sublease. On July 19, 2005, SFERS Real Estate, the Master Landlord, and Verisity Design, Inc. signed a Landlord Consent Agreement allowing the Sublease Agreement between the Company and Verisity Design, Inc. The Company is recognizing the rent expense on a straight-line basis over the life of the lease.

        In addition to the lease agreement for the facility located in Mountain View, the Company has certain operating leases on a telephone system and copiers. These leases have terms expiring from September 2006 through November 2010. Rent expense for all leases was approximately $790,000, $604,000 and $1,637,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Aggregate minimum annual lease commitments under all leases are as follows (in thousands):

2006	$552
2007	619
2008	620
2009	323
2010	12
2011	7

Total operating leases commitment	$2,133

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

        The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally the business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

7.     Incentive and Stock Plans

  Employee Stock Purchase Plan

        In November 1995, the Company's Board of Directors adopted the 1995 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee's annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant's entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. As of December 31, 2005, 249,271 shares had been issued under the ESPP and 100,729 shares were available for future issuance. The fair value of the discount and look-back features are considered compensation for purposes of computing the Company's pro-forma earnings under SFAS No. 123 in the stock based compensation

  Company Stock Option Plans

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

        Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. As of December 31, 2005 and 2004, there are no shares that were exercised prior to full vesting.

        In March 2001, the Board of Directors approved the 2001 Equity Incentive Plan ("2001 Plan") allowing granting of stock options and restricted stock to employees, directors and consultants. The 2001 Plan was approved by a majority of the stockholders on May 16, 2001. In March 2002, the Board of Directors approved an amendment and restatement of the 2001 Equity Incentive Plan to increase the shares of common stock reserved for issuance to 2,000,000 shares of common stock, and to provide for automatic grants of non-qualified stock options to non-employee directors as had been provided under the 1995 Director's stock Option Plan. The stockholders approved this amendment and restatement in May 2002. In April 2004, the Board of Directors approved an amendment and restatement of the 2001 Equity Incentive Plan to increase the shares of common stock reserved for issuance to 2,500,000 shares of common stock, to reduce the size of the automatic grants of stock options to non-employee directors and to provide for automatic grants of restricted stock to non-employee directors. The stockholders approved this amendment and restatement in June 2004 (Third Amendment and Restatement). In November 2004, the Board of Directors approved an amendment and restatement of the 2001 Equity Incentive Plan to permit the administrator of the Plan to grant stock appreciation rights and restricted stock units. This Fourth Amendment and Restatement became effective immediately after approval. In January 2005, the Board of Directors approved an amendment and restatement of the 2001 Equity Incentive Plan to provide for a change to the number of options and shares of restricted stock granted annually to our non-employee directors. Under this Fifth Amendment and Restatement, the additional option to repurchase was increased from 5,000 to 7,500 shares of common stock and the Subsequent Restricted Stock Grant was increased from 1,670 shares to 2,000 shares of restricted stock. This Fifth Amendment and Restatement became effective immediately after approval. In December 2005, the Board of Directors approved the Sixth Amendment and Restatement of the 2001 Equity Incentive Plan to provide a fair market value established upon the closing price on the day of the grant. This Sixth Amendment and Restatement became effective immediately after approval.

        Under the terms of the 2001 Plan, incentive stock options may be granted only to employees with exercise prices not less than the fair market value of the common stock on the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 20% of the total number of shares per year. All options under the 2001 Plan expire ten years after grant, and five years in the case of a grant to a 10% stockholder. The options may include provisions permitting exercise of the option prior to full vesting. As of December 31, 2005 and 2004, there were no shares that were exercised prior to fully vesting. To the extent that the aggregate fair market value of the shares subject to a holder's incentive stock options exceeds $100,000, the excess options will be treated as non-qualified stock options.

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

        In July 1993, the Board of Directors adopted the 1993 stock plan ("1993 Plan"), and amendments to the Stock Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by the Company at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of December 31, 2005 and 2004, there are no shares that are subject to repurchase.

        In April 2004, the Board of Directors approved a nonqualified stock option grant for 125,000 shares of the Company's common stock and a grant of 36,000 shares of restricted stock for Mr. Ulric E. Cote as a stand-alone inducement grant in connection with his initial commencement of employment with the Company as Vice President, Sales. Stockholder approval was not required for either grant. In December 2005, the Board of Directors approved an amendment and restatement of the 2002 Non-qualified Stock Option Plan to provide a fair market value established upon the closing price on the day of the grant. This Sixth Amendment and Restatement became effective immediately after approval and did not require stockholder approval.

        As of December 31, 2005, 11,105 shares remain as available for grant under the 2002 Plan, 693,207 shares remained as available for grant under the 2001 Plan, no shares remained available for grant under the 1993 Plan and no shares remained available for grant under the Director's Plan.

        A summary of the activity of the Company's 1993, 2001 and 2002 Plans, the 1995 Directors' Plan and stand alone grant activity is as follows:

		Options Outstanding
	Options Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2002	848,848	3,715,659	$11.33
Additional authorized	500,000	—	—
Options granted	(1,742,650)	1,742,650	11.55
Options exercised	—	(429,393)	3.68
Options cancelled	812,736	(812,736)	13.82
Options expired	(94,699)	—	—

Balance at December 31, 2003	324,235	4,216,180	11.71
Additional authorized	661,000	—	—
Options granted	(886,618)	886,618	9.91
Restricted stock grants	(312,020)	312,020	—
Restricted stock issuances	—	(312,020)	—
Options exercised	—	(415,417)	5.98
Options cancelled	1,137,037	(1,137,037)	14.74
Shares repurchased	72,000	—	—
Options expired	(124,828)	—	—

Balance at December 31, 2004	870,806	3,550,344	10.96
Additional authorized(a)	100,000	—	—
Options granted(a)	(575,100)	575,100	8.92
Restricted stock grants(a)	(24,840)	24,840	—
Restricted stock issuances(a)	—	(24,840)	—
Options exercised	—	(143,997)	5.42
Options cancelled	467,696	(467,696)	12.78
Shares repurchased	5,863	—	—
Options expired	(140,113)	—	—

Balance at December 31, 2005	704,312	3,513,751	$10.62

(a)
Includes stand-alone inducement grants options and restricted stock for 100,000 shares.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$ 1.25 - $ 6.98	399,308	4.94	$4.03	332,639	$3.62
$ 6.99 - $ 8.72	360,808	8.88	$7.96	88,510	$7.92
$ 8.75 - $ 8.88	3,104	6.91	$8.82	3,104	$8.82
$ 8.94 - $ 8.94	407,903	8.92	$8.94	105,297	$8.94
$ 9.00 - $ 9.76	322,606	5.57	$9.41	251,629	$9.46
$ 9.95 - $ 9.95	630,000	7.29	$9.95	336,000	$9.95
$ 9.96 - $13.11	500,311	8.06	$12.30	250,813	$12.27
$13.34 - $14.20	414,217	7.50	$13.76	219,791	$13.86
$14.35 - $18.40	355,375	6.76	$15.71	294,587	$15.85
$18.46 - $21.80	120,119	5.03	$20.07	117,219	$20.09

$ 1.25 - $21.80	3,513,751	7.22	$10.62	1,999,589	$10.88

        The weighted average exercise price for options vested and exercisable at December 31, 2004 was $10.96.

        The Company has reserved 3,963,547 shares of its common stock, which may be issued with respect to outstanding options at December 31, 2005. The Company had reserved 3,549,164 shares of its common stock as of December 31, 2004 and there were 1,749,852 options vested and exercisable as of December 31, 2004.

        The Company granted 70,000 shares of common stock to its consultants in fiscal year 2005. In fiscal years 2004 and 2003, the grants to consultants in exchange for services were of 40,000 and 73,618 shares, respectively. In accordance with SFAS No 123 "Accounting for Stock-Based Compensation" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the Company has recorded compensation expense related to these stock options. The Company periodically re-measures the fair value of the options as they vest and recognizes changes in fair value as compensation in the period.

  Retirement Savings Plan

        Under the Company's retirement savings plan ("401K Plan"), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. There were no employer contributions to the 401K Plan for the years ended 2005, 2004 and 2003.

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

        On August 11, 2005, the Company closed the sale of a private placement of approximately 3,200,000 shares of newly issued common stock at $7.20 per share to institutional investors and $8.10 per share to officers and directors. The net proceeds to the Company, after fees and other offering costs totaling approximately $0.1 million were approximately $22.9 million.

        In 2005 and 2004, the Company repurchased 5,863 and 72,000 shares, respectively, of restricted common stock at par value in accordance with the terms of a restricted stock agreements. These shares are recorded as treasury stock.

9.     Income Taxes

        The Company has recorded no income tax expense for any of the years presented in the Consolidated Statement of Operations due to its recurring losses. As of December 31, 2005, we had net operating loss carry forwards for federal and state income tax purposes of approximately $192.4 million and $107.6 million, respectively. If not utilized, these carryforwards will begin to expire starting in 2008 for federal purposes and 2006 for state purposes. In addition, at December 31, 2005, the Company had federal and state research credit carry forwards of approximately $2.4 million and $2.3 million, respectively. If not utilized, the federal tax carryforward will begin to expire in 2008, while the state carryforward does not expire. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event the Company has had a change of ownership, utilization of the carryforwards could be restricted.

        We account for income taxes under the asset and liability method set forth by SFAS No. 109 "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities.

        Deferred income taxes reflect the net effects of tax carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

        Significant components of the Company's deferred tax assets as of December 31, 2005 and December 31, 2004 are as follows (in thousands):

	2005	2004
Net operating loss carryforwards	$68,500	$62,100
Research credits	3,900	3,600
Capitalized research and development	5,400	4,500
Other—net	1,600	1,200
Less: valuation allowance	(79,400)	(71,400)

Net deferred tax assets	$—	$—

        Because of the Company's lack of earnings history and anticipated future losses, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $8,000,000, $10,200,000 and $14,800,000 during 2005, 2004 and 2003, respectively.

        The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

	2005	2004	2003
U.S. federal statutory income tax rate	$(7,412)	$(8,863)	$(13,439)
Other permanent items	79	59	56
Stock based compensation	127	(452)	—
Other	(255)	(313)	(394)
Valuation Allowance	7,461	9,569	13,777

Total income taxes	$—	$—	$—

10.   Legal Proceedings

        A third party, Ovion, Inc. ("Ovion"), brought to the Company's attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believed that the claims of its patent and application covered the Essure system and its use. On October 23, 2003, the Company entered into a settlement agreement with Ovion pursuant to which it received a sole, worldwide license to Ovion's patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for a cash payment of $2,000,000 in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2,000,000 payable in the Company's common stock in equal installments in the first and second quarters of 2004. In addition, the settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of the Essure system in excess of $75,000,000 for a period of no longer than ten years. Ovion was not granted any rights to the Company's intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

        Despite the settlement agreement with Ovion, the Company believes that some or all of Ovion's claims should be included within its own patents and, therefore, requested that the Patent and Trademark Office ("PTO") declare an interference, which represents a proceeding within the PTO to determine which party was the first to invent and which party is thereby entitled to ownership of the claims. The Company believes that it filed its patent applications for the Essure device before Ovion filed the application that issued as its patent and that the Company is entitled to any patentable claims now appearing in their patent that cover the Essure product. We have no knowledge whether the PTO will declare an interference, whether we invented our product prior to Ovion's date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the patent office, which might occur if interference is declared and if the Company is found to have priority of invention.

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

11.   Related Parties

        During fiscal year 2005, the Company paid $22,500 to Florence Comite, a member of the Board of Directors, for the termination of a consulting agreement. There were no related party transactions in

2004. During 2003, the Company paid for consulting services provided by Dr. Florence Comite, a member of the Board of Directors, $2,500 per month.

12.   Quarterly Information (unaudited)

Supplementary Data

Quarterly Results of Operations (Unaudited)

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net Sales	$6,767	$5,499	$5,032	$3,871	$3,622	$2,840	$2,769	$2,381
Cost of goods sold	2,568	1,999	2,102	1,727	1,757	1,559	1,676	2,120

Gross profit	4,199	3,500	2,930	2,144	1,865	1,281	1,093	261 (1)
Operating expenses:
Research and development	1,244	1,145	909	966	818	1,045	905	1,299
Selling, general and administrative	7,687	7,618	8,213	7,737	7,672	6,734	6,545	6,124

Total operating expenses	8,931	8,763	9,122	8,703	8,490	7,779	7,450	7,423

Operating loss	(4,732)	(5,263)	(6,192)	(6,559)	(6,625)	(6,498)	(6,357)	(7,162)
Interest and other income and expenses	334	260	161	190	205	158	176	34

Net loss	$(4,398)	$(5,003)	$(6,031)	$(6,369)	$(6,420)	$(6,340)	$(6,181)	$(7,128)

Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.24)	$(0.25)	$(0.25)	$(0.25)	$(0.25)	$(0.31)

Weighted average shares used in computing basic and diluted net loss per share	28,741	27,218	25,453	25,687	25,391	25,304	25,185	23,099

(1)
Lower gross profit in the first quarter of 2004 due to sale of high cost goods from 2003 production.

Conceptus, Inc.
Schedule II

Schedule of Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Changes to Expenses or Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	$45	119	—	$164
Reserve for inventories	$254	(26)	—	$228

Year Ended December 31, 2004:
Allowance for doubtful accounts	$164	(102)	—	$62
Reserve for inventories	$228	152	—	$380

Year Ended December 31, 2005:
Allowance for doubtful accounts	$62	44	—	$106
Reserve for inventories	$380	(147)	—	$233

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, California on this 16 day of March 2006.

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

Signature	Title	Date

/s/ MARK M. SIECZKAREK (Mark M. Sieczkarek)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
/s/ GREGORY E. LICHTWARDT (Gregory E. Lichtwardt)	Executive Vice President, Treasurer and Chief Financial Officer	March 16, 2006
/s/ MICHAEL A. BAKER (Michael E. Baker)	Director	March 16, 2006
/s/ THOMAS F. BONADIO (Thomas F. Bonadio)	Director	March 16, 2006
/s/ FLORENCE COMITE (Florence Comite)	Director	March 16, 2006
/s/ ANNETTE BIANCHI (Annette Bianchi)	Director	March 16, 2006
/s/ ROBERT V. TONI (Robert V. Toni)	Director	March 16, 2006
/s/ KATHRYN A. TUNSTALL (Kathryn A. Tunstall)	Director	March 16, 2006
/s/ PETER L. WILSON (Peter L. Wilson)	Director	March 16, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.5	Amendment of the Bylaws dated April 8, 2004.
10.7*	Fifth Amended and Restated 2001 Equity Incentive Plan.
10.8*	Amended and Restated 2002 Non-Qualified Stock Option Plan.
10.34+	Supplier Agreement dated November 7, 2005 between the Registrant and Accellent Corp.
10.40*	Relocation bonus agreement dated October 28, 2005 between the Registrant and Ulric Cote.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Page 79 of this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

+
Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONCEPTUS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
CONCEPTUS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
CONCEPTUS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts and issuance costs)
CONCEPTUS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CONCEPTUS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Conceptus, Inc. Schedule II Schedule of Valuation and Qualifying Accounts (In thousands)
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX