Form 10-Q
period 2006-03-31
CONCEPTUS INC
filed 2006-05-10
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended March 31, 2006

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

331 East Evelyn

Mountain View, CA 94041

(Address of Principal Executive Offices) (Zip Code)

(650) 962-4000

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐ Accelerated Filer ☒ Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes ☐ No ☒

There were 29,174,506 shares of Registrant’s Common Stock issued and outstanding as of April 30, 2006.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except number of shares)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,481	$12,573
Short-term investments	26,000	19,850
Restricted cash	69	69
Accounts receivable, net	4,975	4,519
Inventories, net	2,817	3,392
Other current assets	961	1,110

Total current assets	37,303	41,513

Property and equipment, net	2,884	2,743
Intangible assets, net	1,500	1,550
Other assets	1,488	1,603

Total assets	$43,175	$47,409

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,581	$2,798
Accrued compensation	2,583	3,052
Other accrued liabilities	1,129	1,074

Total current liabilities	6,293	6,924

Other accrued liabilities	384	314

Total liabilities	6,677	7,238

Stockholders’ equity:
Common stock and additional paid-in capital	247,416	246,359
Deferred stock-based compensation	—	(1,058)
Accumulated deficit	(210,918)	(205,130)
Treasury Stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	36,498	40,171

Total liabilities and stockholders’ equity	$43,175	$47,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Net sales	$7,962	$3,871
Cost of goods sold (*)	2,883	1,727
Gross profit	5,079	2,144

Operating expenses:
Research and development (*)	1,200	966
Selling, general and administrative (*)	10,000	7,737
Total operating expenses	11,200	8,703
Operating loss	(6,121)	(6,559)

Interest and other income and expenses:
Interest and other income	333	190
Net loss	$(5,788)	$(6,369)
Basic and diluted net loss per share	$(0.20)	$(0.25)
Weighted-average shares used in computing basic and diluted net loss per share	28,860	25,447

(*) Includes the following amounts related to stock-based compensation:

	Three months ended March 31,
	2006	2005
Cost of goods sold	$40	$28
Research and development	173	38
Selling, general and administrative	1,241	194
Total stock-based compensation expense for all awards	$1,454	$260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net loss for the first quarter of 2006 includes stock-based compensation expense to non-employees in accordance with Emerging Issues Task Force Issue (or “EITF”) No. 96-18 of $59,000 and stock-based compensation expense under Statement of Financial Accounting Standards (or “SFAS”) No. 123(R) of $1,395,000, which consists of stock-based compensation expense of $1,117,000 related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of $278,000 related to employee restricted stock and restricted stock units.

Net loss for the first quarter of 2005 included stock-based compensation expense to non-employees in accordance with EITF 96-18 of $77,000 and stock-based compensation expense of $183,000 related to employee restricted stock.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities	$(5,788)	$(6,369)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	254	237
Amortization of intangibles	50	50
Inventory reserves	(80)	(24)
Stock compensation expense	1,454	260
Allowance for doubtful accounts	43	12
Loss on retirement of fixed assets	—	2
Changes in operating assets and liabilities:
Accounts receivable	(499)	(47)
Inventories	655	(904)
Other current assets	149	(473)
Other assets	115	56
Accounts payable	(217)	(872)
Accrued compensation	(469)	344
Other accrued liabilities	125	(64)
Net cash used in operating activities	(4,208)	(7,792)

Cash flows from investing activities
Purchase of investments	(21,450)	(5,700)
Maturities of investments	15,300	13,400
Capital expenditures	(395)	(272)
Net cash provided by (used in) investing activities	(6,545)	7,428

Cash flows from financing activities
Issuance of common stock	661	113
Net cash provided by financing activities	661	113

Net decrease in cash and cash equivalents	(10,092)	(251)
Cash and cash equivalents at the beginning of the period	12,573	2,002
Cash and cash equivalents at end of the period	$2,481	$1,751

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

The condensed consolidated balance sheet at December 31, 2005 have been derived from the audited consolidated financial statements at that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the operating results for the full 2006 fiscal year or any other future interim periods.

2.     Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying the Company’s financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment of long-lived assets and stock-based compensation.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the Securities and Exchange Commission on March 16, 2006. Except as stated below for stock-based compensation, the significant accounting policies of the Company have not materially changed since December 31, 2005.

3.     Inventories, Net

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$146	$122
Work-in-progress	1,111	1,940
Finished goods	1,560	1,330
Total	$2,817	$3,392

4.     Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the three months ended March 31, 2006 and 2005 follows (in thousands):

	Three months ended March 31,
	2006	2005
Warranty accrual at the beginning of the period	$70	$68
Accruals for warranties issued during the period	85	25
Settlements made in kind during the period	(58)	(36)
Warranty accrual at the end of the period	$97	$57

5.     Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (or “SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended March 31, 2006, the Company recorded stock-based compensation for shares granted prior to, but not yet vested as of the adoption date based on the grant date fair value estimated in accordance with the original previsions of SFAS No. 123, and therefore, the Company did not restate previously reported amounts. Stock-based compensation expense for all shared-based payment awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (or “APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (or “SFAS No. 123”) and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. The pro-forma information for the three months ended March 31, 2005 was as follows:

Three months ended March 31, 2005
Net loss, as reported	$(6,369)
Add: Stock-based employee compensation expense included in reporeted net loss	183
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,344)
Pro forma net loss	$(7,530)

Basic and diluted net loss per share
As reported	$(0.25)
Pro forma	$(0.30)

The Company calculated the fair value of each option on the date of grant using the Black-Scholes method as prescribed by SFAS No. 123. The assumptions used were as follows:

Three months ended March 31, 2005
Expected life (in years)	4.0
Average risk-free interest rate	4.05%
Volatility factor	54.7%
Dividends	—

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, compensation cost recognized for the three months ended March 31, 2006 reflects the quarter’s proportional share of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Previously reported amounts have not been restated.

The following table sets forth the total employee stock-based compensation expense resulting from stock options, nonvested stock awards, stock appreciation rights and ESPP included in the Condensed Consolidated Statements of Operations (in thousands):

Three months ended March 31, 2006
Cost of goods sold	$40
Research and development	147
Selling, general and administrative	1,208
Total stock-based compensation expense	$1,395
Effect on basic and diluted net loss per share	$(0.05)

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. There was no cash flow impact from the adoption of SFAS 123(R) in the three months ended March 31, 2006.

Stock Options and Stock Appreciation Rights: During the three months ended March 31, 2006, the Company granted 384,000 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $2,635,000, net of forfeitures and a grant date weighted-average fair value of $6.86 per share. During the three months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of approximately $986,000 for all unvested options granted prior to the adoption of SFAS 123(R) and $70,000 for options granted in the three months ended March 31, 2006. During the three months ended March 31, 2005, the Company granted 240,600 stock options, for which stock-based compensation expense was not recognized.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the plan for the three months ended March 31, 2006 was approximately $61,000. This cost is amortized on a straight-line basis over the relevant subscription period. The grant date weighted-average fair value was $4.34 per share. During the three months ended March 31, 2005, the Company issued 15,040 shares under the plan, for which stock-based compensation expense was not recognized.

Restricted Shares and Restricted Stock Units: In connection with restricted shares and restricted stock units granted, the Company recorded stock compensation which presented the difference between the exercise price of the shares and the fair market value of the Company’s common shares on the dates the awards were granted. This stock compensation is being amortized on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended March 31, 2006, the Company recorded approximately $278,000 of such compensation expense. The grant date weighted-average fair value was $14.76 per share. During the three months ended March 31, 2005 the Company recorded $183,000 of restricted stock compensation expense.

Valuation assumptions

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006:

	Three months ended March 31, 2006
	Stock Option Plans	Employee Stock Purchase Plan
Expected life (in years)	4.00	0.75
Interest rate	4.73%	4.77%
Volatility	54.7%	55.0%
Dividend yield	—	—

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: The Company used historical volatility for the four years and one year ended March 31, 2006, for stock options and employee stock purchase plan shares, respectively, which is consistent with the Company’s assessment that the historical volatility for such period is more representative of future stock price trends than any other type of volatility. The calculation was based on a simple-average method, using a reasonably sufficient number of price observations, in accordance with SFAS No. 123(R) and Staff Accounting Bulleting No. 107, “Share-Based Payment” (or “SAB 107”).

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant.

Estimated Pre-vesting Forfeitures: As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

As of March 31, 2006, 295,803 shares had been issued under the ESPP and 54,197 shares were available for future issuance.

Company Stock Option Plans

In August 2002, the Board of Directors approved the 2002 Non-Qualified Stock Option Plan (or “2002 Plan”) and amendments to the 2002 Plan were approved by the Board in March 2003. Under the Amended and Restated 2002 Plan, non-qualified stock options and stock purchase rights may be granted under the 2002 Plan only to the following classes of persons: (i) except as provided in (ii) below, consultants and employees who are not officers or directors of the Company, and (ii) newly hired employees (including employees who will become officers or directors of the Company) and who have not previously been employed by the Company and with respect to whom options are to be granted as an inducement essential to such employees’ entering into employment contracts with the Company. The 2002 Plan was enacted to address the increased hiring done during the second half of 2002, primarily in the Company’s U.S. sales, professional education and marketing functions. The maximum aggregate number of shares that may be issued upon exercise of options or stock purchase rights is 1,000,000 shares. In December 2005, the Board of Directors approved an amendment and restatement of the 2002 Plan to provide a fair market value established upon the closing price on the day of the grant. This amendment became effective immediately after approval and did not require stockholder approval.

Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. As of March 31, 2006, there were no shares that were exercised prior to full vesting.

In March 2001, the Board of Directors approved the 2001 Equity Incentive Plan (or “2001 Plan”) allowing granting of stock options and restricted stock to employees, directors and consultants. The 2001 Plan provides for the grant issuance of options, restricted stock, stock appreciation rights, performance share awards, dividend equivalents awards, stock payment awards, stock purchase rights and restricted stock unit awards to employees, directors and consultants of the Company. The 2001 Plan was originally adopted by the Board of Directors on March 21, 2001 with a total of 1,000,000 shares of common stock reserved for issuance thereunder, and was approved by the stockholders in May 2001. In March 2002, the Board of Directors approved an amendment and restatement of the 2001 Plan to increase the shares of Common Stock reserved for issuance thereunder by an additional 1,000,000 shares, bringing the aggregate number reserved for issuance to 2,000,000 shares of common stock, and to provide for automatic grants of non-qualified stock options to non-employee directors as had been provided under the 1995 Director’s Stock Option Plan. The stockholders approved this amendment and restatement in May 2002. In April 2003, the Board of Directors approved the Second Amended and Restated 2001 Plan to increase the size of the formula grants to non-employee directors and to prohibit repricing under the 2001 Plan. The stockholders approved this amendment and restatement in June 2003. In March 2004, the Board of Directors approved the Third Amended and Restated 2001 Plan to reduce the size of the automatic grants of stock options to non-employee directors and to provide for automatic grants of restricted stock to non-employee directors and to increase the shares of Common Stock reserved for issuance thereunder by an additional 500,000 shares, bringing the aggregate number reserved for issuance to 2,500,000 shares of common stock. The stockholders approved this amendment and restatement in June 2004. In November 2004, the Board of Directors approved the Fourth Amended and Restated 2001 Plan to provide for the grant of restricted stock units and stock appreciation rights. In January 2005, the Board of Directors approved the Fifth Amended and Restated 2001 Plan to provide for a change in the number of shares to be automatically granted to non-employee directors under the plan. In December 2005, the Board of Directors approved the Sixth Amended and Restated 2001 Plan to establish that the price of future grants be based on the closing price of the Company’s stock on the date of grant, rather than the previous trading day. In February 2006, the Board of Directors approved the Seventh Amended and Restated 2001 Plan to provide for the increase the annual grant of restricted stock for directors from 2,000 shares to 2,500 shares.

Under the terms of the 2001 Plan, incentive stock options may be granted only to employees with exercise prices not less than the fair market value of the common stock on the date of grant. Stock options and stock appreciation rights may be granted with different vesting terms from time to time but generally provide for vesting of at least 20% of the total number of shares per year. All options and stock appreciation rights under the 2001 Plan expire ten years after grant, and five years in the case of a grant to a 10% stockholder. Stock appreciation rights are to be settled in stock. Stock options may include provisions permitting exercise of the option prior to full vesting. As of March 31, 2006, there were no shares that were exercised prior to fully vesting. To the extent that the aggregate fair market value of the shares subject to a holder’s incentive stock options exceeds $100,000, the excess options will be treated as non-qualified stock options.

On November 29, 1995, the Board of Directors approved the 1995 Director’s Stock Option Plan (or “Directors’ Plan”), which allows the granting of options for up to 100,000 shares of common stock to outside directors. Stock options may be granted to outside directors with exercise prices of not less than fair market value. The options expire ten years from date of grant. Options granted under the Directors’ Plan vest over one or three years. The options are only exercisable while the outside director remains a director.

In July 1993, the Board of Directors adopted the 1993 Stock Plan (or “1993 Plan”), and amendments to the 1993 Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by the Company at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of March 31, 2006, there were no shares that are subject to repurchase.

In April 2004, the Board of Directors approved a nonqualified stock option grant for 125,000 shares of the Company’s common stock and a grant of 36,000 shares of restricted stock for Mr. Ulric E. Cote as a stand-alone inducement grant in connection with his initial commencement of employment with the Company as Vice President, Sales. In December 2005, the Board of Directors approved a nonqualified stock option grant of 100,000 shares of the Company’s common stock and a grant of 12,000 shares of restricted stock for Ms. Patricia Gray as a stand-alone inducement grant in connection with her initial commencement of employment with the Company as Vice President, R&D and Operations. Stockholder approval was not required for any of these grants.

As of March 31, 2006, 29,914 shares remained as available for grant under the 2002 Plan, 249,809 shares remained as available for grant under the 2001 Plan, no shares remained available for grant under the 1993 Plan and no shares remained available for grant under the Director’s Plan.

The Company issues new shares of common stock upon exercise of stock options.

A summary of the activity for the three months ended March 31, 2006 of awards granted under the Company’s 1993, 2001 and 2002 Plans, the 1995 Directors’ Plan and stand-alone grant activity is as follows:

		Shares Outstanding
	Shares Available For Grant	Shares Outstanding	Weighted-Average Exercise Price
Balance outstanding at December 31, 2005	704,312	3,591,614	$10.62
Options granted	(384,000)	384,000	$14.60
Restricted stock and restricted stock units granted	(79,999)	79,999	—
Restricted stock and restricted stock units issued	—	(12,000)	—
Options exercised	—	(54,170)	$7.85
Options cancelled	29,056	(29,056)	$15.86
Options forfeited	16,188	(16,188)	$8.91
Restricted stock and restricted stock units cancelled	—	(200)	—
Options expired	(5,834)	—	—
Balance outstanding at March 31, 2006	279,723	3,943,999	$11.03

A summary of the activity for the three months ended March 31, 2006 of stock options and stock appreciation rights is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance outstanding at December 31, 2005	3,513,751	$10.62
Grants	384,000	$14.60
Exercises	(54,170)	$7.85
Forfeitures	(16,188)	$8.91
Cancellations	(29,056)	$15.86
Balance outstanding at March 31, 2006	3,798,337	$11.03	$10,440,315
Exercisable at March 31, 2006	2,084,305	$10.84	$6,489,962

The following table summarizes information about stock options and stock appreciation rights outstanding and exercisable at March 31, 2006:

			Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$1.25	-	$6.98	386,100	4.73	$4.10	340,033	$3.82
$6.99	-	$8.75	352,434	8.61	$7.96	112,657	$7.95
$8.94	-	$8.94	405,322	8.67	$8.94	128,654	$8.94
$9.00	-	$9.76	287,312	5.23	$9.42	226,552	$9.46
$9.95	-	$9.95	630,000	7.05	$9.95	367,499	$9.95
$9.96	-	$13.11	501,500	7.85	$12.31	274,531	$12.28
$13.34	-	$14.20	446,550	7.45	$13.73	233,674	$13.86
$14.35	-	$14.76	428,000	9.29	$14.70	71,894	$14.48
$14.95	-	$21.27	336,119	5.90	$17.12	303,811	$17.30
$21.80	-	$21.80	25,000	5.70	$21.80	25,000	$21.80
$1.25	-	$21.80	3,798,337	7.29	$11.03	2,084,305	$10.84

As of March 31, 2006, there was an unamortized balance of approximately $9,602,000 of total stock-based compensation related to stock options and stock appreciation rights.  This cost is expected to be recognized over a weighted-average amortization period of 1.4 years.

Restricted stock and restricted stock unit activity for the three months ended March 31, 2006, is as follows (in thousands, except per share amounts):

		Shares and units granted
	Shares and Units Outstanding	Shares and Units	Weighted- Average Grant Date Fair Value
Nonvested stock balance at December 31, 2005	77,863	254,848	$9.44
Grants	79,999	79,999	$14.76
Issuances	(12,000)	—
Cancellations	(200)	(200)	$—
Nonvested stock balance at March 31, 2006	145,662	334,647	$9.68

As of March 31, 2006, there was an unamortized balance of approximately $1,953,000 of total stock-based compensation related to nonvested restricted shares and restricted stock units. This cost is expected to be recognized over an amortization period from 10 months to 4 years.

Stock-based Compensation to Non-employees

Stock-based compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force Issue (or “EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was $59,000 and $77,000 for the three months ended March 31, 2006 and 2005, respectively.

6.     Computation of Net Loss Per Share

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

The following table provides a reconciliation of weighted-average number of common shares outstanding and the weighted-average of unvested common shares (in thousands):

	Three months ended March 31,
	2006	2005
Denominator:
Weighted-average number of common shares outstanding	29,121	25,687
Less: Weighted-average unvested and restricted common shares	261	240
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	28,860	25,447

The following outstanding options, potential employee stock purchase plan shares, stock appreciation rights and restricted stock shares, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At March 31,
	2006	2005
Outstanding options and SARs	3,798	3,600
Restricted stock	267	238
Restricted stock units	68	0
Employee Stock Purchase Plan	34	13
Total	4,167	3,851

7.     Stockholders’ Equity

The Company holds 77,863 shares of treasury stock as a result of repurchasing shares of restricted  common stock at par value in 2004 and 2005, in accordance with the terms of the restricted stock agreements. These shares had a purchase price of $0.003 per share and are recorded as treasury stock.

In the three months ended March 31, 2006, the Company reversed the balance of approximately $1,058,000 in Deferred Stock-Based Compensation and reflected it as Additional Paid in Capital as set forth by SFAS No. 123(R).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2006 revenues, increased product adoption, expanded sales force and other forecasted items, that involve risks and uncertainties such as limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-Q.

Overview

We develop, manufacture and market the Essure® Permanent Birth Control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration (or “FDA”). The Essure system uses a soft and flexible micro-insert that is delivered into a woman’s fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization.

The Essure Procedure

The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, the patient completes a follow-up examination called a hysterosalpingogram (or “HSG”), which can determine whether the device was placed successfully and whether the fallopian tubes are occluded.

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

Effectiveness of the Essure System

In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The PMA supplement filed in January 2005 supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a portion of the women undergoing clinical studies.

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

Penetration

Conceptus requires that a hospital have at least one physician preceptored for generally between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. As of March 31, 2006 Conceptus has trained or is in the process of training 3,252 physicians in the United States on the Essure procedure. This represents an increase of 370 physicians over the number of physicians at December 31, 2005 and an increase of 1,403 physicians over the number of physicians at March 31, 2005. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of March 31, 2006, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 34 of the 51 Medicaid programs in the country. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues.

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

Effective January 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, released the Final Rule for the 2006 Physician Fee schedule. For the Current Procedural Terminology (or “CPT”) code applicable to the Essure procedure, the CMS has provided for a national physician payment of $2,095.01 for procedures performed in the office and $438.47 for physician payment when the procedure is performed in the hospital. This compares to a Medicare national average payment for tubal ligation, the current standard of care for permanent female sterilization, of $345.50. In addition, the CMS released the Final Rule for the 2006 Outpatient Prospective Payment System, which assigns hospital outpatient reimbursement amounts. This CPT code was also assigned a 2006 payment level of $2,454.00. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors. We expect that the new code, once the process to establish it at all private and public payers that have given a favorable coverage decision is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for the Essure procedure and accelerate the coverage of the Essure procedure by private insurance companies and Medicaid. This process is not automatic following receipt of the new CPT code, however, and we anticipate continuing to focus on reimbursement issues for sometime in the future, both to secure our code and payment schedule into the payers’ databases, as well as to help the physician negotiate a favorable contract for payment off that schedule.

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

First, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. Since January 1, 2006, we added 10 sales positions and are expecting to add more during 2006. Also, we have included regional distributors of women’s gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in the office environment.

Second, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure. This may involve efforts directed to marketing programs, such as advertising, practice development and in-office support.

Third, we are focused on obtaining favorable coverage decisions from payers representing the private paying and state-paying Medicaid systems. We are also focused on getting the CPT code and payment schedule implemented at all of the payers that have given a coverage decision. Until such time as the code is completely implemented and all major payers have provided a coverage decision, we have developed a field based tactical reimbursement group aimed at educating the physician and office staff regarding payer procedures following a declined claim, including appeals and petitioning procedures. Typically a newly covered product will go through a period where claims are either inadvertently declined or are paid at the incorrect amount. In either instance, the physician is reluctant to perform additional procedures until payment has been secured for earlier cases, causing a decline in utilization. Our tactical reimbursement focus is intended to give the physician and his/her staff the tools to ensure that claims will ultimately be paid and thereby encourages the physician to continue performing the Essure procedure despite reimbursement issues. This tactical reimbursement group is generally targeting specific accounts with the aim of eventually meeting with all of our accounts so as to provide them with the knowledge of how to file and follow up on claims on a payer by payer basis.

Fourth, we have entered into certain strategic agreements in the past and we may explore such opportunities in the future. We intend for these agreements to provide us with the ability to increase awareness, gain market presence and credibility, accelerate our ability to train doctors, as well as expand our market opportunity by driving adoption among a group of physicians not previously targeted by our marketing programs. The success of these joint marketing campaigns will depend upon the effectiveness of our sales force training programs, market demand for Essure procedures in conjunction with the products marketed by strategic partners and the efforts and commitment of strategic partners to the program. We cannot be certain how successful these programs will be, if at all.

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

We have experienced significant operating losses since inception and, as of March 31, 2006, had an accumulated deficit of $210.9 million. We expect our operating losses to continue as we continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In the future, depending upon a variety of factors, we may need to raise funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

Results of Operations - Three Months Ended March 31, 2006 and 2005

Net Sales

Net sales were $8.0 million for the three months ended March 31, 2006 as compared to $3.9 million for the three months ended March 31, 2005, an increase of $4.1 million, or 106%. This increase in net sales was the result of the continued commercialization of the Essure system worldwide and a U.S. price increase established in January of 2006 of 8.3%. Unit volume growth for the first quarter of 2006 compared to the same quarter of 2005 increased 77%. Our worldwide average selling price increased from $814 for the end of the year 2005 to $845 for the first three months of 2006, due to the increase in our sales price in January 2006, as well as the increase in the level of domestic sales, which has a higher price than sales to our European distributor.

We expect net sales to increase in the second quarter of fiscal year 2006 and have put in place sales and marketing programs and have pursued reimbursement with payers to help us to reach our revenue goal. However, as we have noted elsewhere in this Form 10-Q, our expected revenue growth is dependent on market acceptance of the Essure system and third party reimbursement for the device, which involves factors that are outside of our control.

For the three months ended March 31, 2006 and 2005, net sales to one distributor accounted for 10% and 14% of our total consolidated net sales, respectively. Accounts receivable from a distributor accounted for 20% and 25% of our total net accounts receivable outstanding as of March 31, 2006 and 2005, respectively.

Net product sales by geographic region as a percentage of net sales for the three months ended March 31, 2006 and 2005 are as follows:

	March 31,
	2006	2005
Net sales (in thousands)	$7,962	$3,871
United States of America	89%	83%
Europe	10%	14%
Other	1%	3%

Net sales are attributed to region based on the shipping location of the external customers.

As of March 31, 2006, we had a total of 3,252 doctors in the United States that have either completed or are in the process of completing preceptorship. This represents an increase of 370 physicians over the number of physicians at December 31, 2005 and an increase of 1,403 physicians over the number of physicians at March 31, 2005. Our accomplishment in obtaining the number of physicians trained is very important because it not only provides us with a strong referral base within major metropolitan areas we have targeted, but it will also create the leverage to help us gain additional reimbursement coverage. We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. The Company does not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and the Company has no obligation subsequent to the initial training. Training costs have not been significant to the Company life to-date.

In April 2006, we announced our expected net sales for 2006 to be approximately $36.0 million, which represents approximately 70% of growth from net sales in 2005. This increase in revenues includes the effect of the 8.3% price increase announced in January 2006 for customers in the United States. We expect net sales from the United States will continue to be the major contributor of our global net sales. We have established five primary goals to achieve our revenue growth. We expect to obtain additional payer coverage decisions, increase sales coverage and physician utilization of the Essure procedure, work with hysteroscopic equipment strategic partners, build patient awareness and bring labeling/product improvements to market. We believe our revenue growth in 2006 will be significantly influenced by how successful we are in achieving those objectives.

Gross Profit

Cost of goods sold for the three months ended March 31, 2006 was $2.9 million as compared to $1.7 million for the three months ended March 31, 2005. This increase of $1.2 million, or 67%, was caused by the increase in net sales, partially offset by reductions in manufacturing costs due to an agreement signed with our third-party manufacturer at the end of fiscal year 2005. Gross profit margin improved from 55% for the three months ended March 31, 2005 to 64% for the same period ended March 31, 2006, which was the result of expanded commercialization of the Essure system domestically and abroad and lower manufacturing costs, as well as our domestic price increase. We expect gross margin to improve somewhat during the remainder of 2006 due to all of the above factors, somewhat mitigated by unfavorable channel mix with international sales comprising a large percentage of our total sales.

Operating Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.2 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. Expenses for the three months ended March 31, 2006, include the effect of SFAS 123(R) expense of $0.1 million. Our goal through Research and Development is to launch product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance of the Essure system and  lower cost of goods.

Selling, general and administrative spending for the three months ended March 31, 2006 was $10.0 million as compared to $7.7 million for the three months ended March 31, 2005, which represents an increase of $2.3 million, or 29%. The primary reasons for the increase in selling, general and administrative expenses result from the application of SFAS 123(R) of $1.2 million and the expansion of our U.S. field sales force of $1.4 million. The latter is meant to provide us with more selling time to focus on physician utilization and penetration. Additionally, increases in selling, general and administrative expenses came from employee compensation, in part related to new hires, as well as higher spending in advertising of $0.4 million to support our increase in sales. These increases were primarily offset by a decrease in sales and marketing consulting fees of $0.6 million and lower spending in $0.1 million due to the closure of our Australian subsidiary in the first quarter of 2005. We expect selling, general and administrative spending to increase in the upcoming quarter as we continue to expand our sales.

Net interest income and other income for the three months ended March 31, 2006 was approximately $0.3 million, compared to $0.2 million for three months ended March 31, 2005.

Liquidity and Capital Resources

We have experienced significant operating losses since inception. As of March 31, 2006 we had an accumulated deficit of $210.9 million. We have financed our operations since inception primarily through equity financings. In February 2004 we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share. Our net proceeds from the private placement were approximately $23.9 million, after deducting offering costs and commissions. In addition, in August 2005, we completed a private placement of approximately 3.2 million shares of common stock at a price of $7.20 and $8.10 per share. Our net proceeds from the private placement were approximately $22.9 million, after deducting offering costs. The proceeds are being used to fund operations. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us.

As of March 31, 2006, we had cash, cash equivalents, restricted cash and short-term investments of $28.6 million, compared to $32.5 million at December 31, 2005. The decrease of $3.9 million is primarily due to cash used in our operating activities. We expect cash usage to decrease in the future as our revenues grow.

Operating Activities

Net cash used in operating activities was $4.2 million in the three months ended March 31, 2006, primarily as a result of our net loss of $5.8 million adjusted for non-cash related items of $1.7 million related primarily to depreciation and amortization and stock compensation expense. Other major items that contributed to net cash used in operating activities were related to an increase in accounts receivable of $0.5 million, which is consistent with our increase in sales, a decrease in accounts payable of $0.2 million and a decrease in accrued compensation of $0.5 million, offset by $0.7 million of a planned decrease in inventories, a decrease in other assets and other current assets of $0.3 million and an increase in other accrued liabilities and long-term liabilities of $0.1 million. We expect cash usage in operating activities in the future to decrease.

As of March 31, 2006, our worldwide days sales outstanding in accounts receivable was 49 days, which represents a decrease of 6 days compared to December 31, 2005. We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure. We continue to improve and modify those policies as our business evolves. Our goal is to consistently improve our days sales outstanding. We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collection due to factors outside of our control such as changes in economic climates.

Net cash used in operating activities was $7.8 million in the three months ended March 31, 2005, primarily as a result of our net loss of $6.4 million adjusted for non-cash related items of $0.5 million relating primarily to depreciation and amortization and stock compensation expense. Other major items that contributed to net cash used in operating activities were related to an increase in inventories of $0.9 million, an increase in other current assets of $0.5 million and a decrease in accounts payable of $0.9 million, offset by an increase in accrued compensation of $0.3 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 was $6.5 million, from sales and maturity of short-term investments of $15.3 million, offset by purchases of investments of $21.4 million and capital expenditures of $0.4 million. Net cash provided by investing activities for the three months ended March 31, 2005 was $7.4 million, from sales of short-term investments of $13.4 million, partially offset by purchases of investments of $5.7 million and capital expenditures of $0.3 million.

Financing Activities

Net cash provided by financing activities was $0.7 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively, from the exercise of stock options.

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

In addition to the lease agreement for the facility located in Mountain View, the Company has certain operating leases on a telephone system and copiers. These leases have terms expiring from September 2006 through November 2010.Aggregate minimum annual lease commitments under all leases are as follows (in thousands):

2006 (remaining 9 months)	$699
2007	619
2008	620
2009	323
2010	12
2011	7
Total commitments	$2,280

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K as of December 31, 2005. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying the Company’s financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to our Financial Statements included in our Annual Report on Form 10-K as of December 31, 2005. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

 Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions shown in Note 5 of our Notes to Condensed Consolidated Financial Statements. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock-price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

The expected term of the options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate for periods equal to the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility on our stock.

For options granted prior to January 1, 2006, we recognized option forfeitures as they occurred, as allowed by SFAS No. 123. For options granted on or after January 1, 2006, and valued in accordance with SFAS 123(R), we estimated forfeitures and only recognized expense for those shares expected to vest.

We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended March 31, 2006, the Company recorded stock-based compensation for shares granted prior to, but not yet vested as of the adoption date based on the grant date fair value estimated in accordance with the original previsions of SFAS No. 123, and therefore, the Company did not restate previously reported amounts. Stock-based compensation expense for all shared-based payment awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Refer to Note 5 of our Notes to Condensed Consolidated Financial Statements for a  more detailed discussion on stock-based compensation.

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

Foreign Currency Exchange Risk:  All of our expenses and our revenues for the three months ended March 31, 2006 were denominated in United States dollars. One percent of our revenues were denominated in foreign currencies in the three months ended March 31, 2005, were nominal in relation to our overall financial position. As a result, we have low exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our assessment of our foreign currency exposure changes, we may consider hedging transactions for risk mitigation.

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

As of March 31, 2006, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting:

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2005 on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of March 31, 2006  should be considered carefully while evaluating the Company and our business. This Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risk factors incorporated by reference and to their updates. Readers should not consider these lists to be a complete statement of all potential risks and uncertainties.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards, or SFAS, No. 123 allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We had elected to apply APB 25 and accordingly we generally did not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) “Share-Based Payments”. We adopted this statement on January 1, 2006, which is the first annual reporting period after June 15, 2005. This statement had a significant impact on our consolidated statement of operations as we are required to expense the fair value of our stock compensation rather than disclosing the impact through footnotes in accordance with the disclosure provisions of SFAS No. 123. The implementation of SFAS 123(R) resulted in higher reported losses per share, which could negatively impact our future stock price and which could lead to lower reported earnings per share at the time in which we become profitable. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Item 2.    Unregistered Sales of  Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

10.1	Change of Control Agreement with Patricia Gray.
10.2	Officer Incentive Compensation Plan. Incorporated by reference to form 8-K filed on March 14, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

		By:	/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and
Chief Financial Officer

Date:	May 10, 2006

EXHIBIT INDEX

Exhibit Number	Description

10.1	Change of Control Agreement with Patricia Gray.
10.2	Officer Incentive Compensation Plan. Incorporated by reference to form 8-K filed on March 14, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.