Form 10-Q
period 2006-06-30
CONCEPTUS INC
filed 2006-08-09
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended June 30, 2006

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
Yes ☐ No ☒

There were 29,275,138 shares of Registrant’s Common Stock issued and outstanding as of July 31, 2006.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except number of shares)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,208	$12,573
Short-term investments	22,300	19,850
Restricted cash	69	69
Accounts receivable, net	5,324	4,519
Inventories, net	1,806	3,392
Other current assets	860	1,110
Total current assets	33,567	41,513

Property and equipment, net	2,926	2,743
Intangible assets, net	1,450	1,550
Other assets	1,344	1,603

Total assets	$39,287	$47,409

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,092	$2,798
Accrued compensation	2,623	3,052
Other accrued liabilities	1,258	1,074
Total current liabilities	5,973	6,924

Other accrued liabilities	367	314

Total liabilities	6,340	7,238

Stockholders’ equity:
Common stock and additional paid-in capital	249,194	246,359
Deferred stock-based compensation	—	(1,058)
Accumulated deficit	(216,247)	(205,130)
Treasury Stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	32,947	40,171

Total liabilities and stockholders’ equity	$39,287	$47,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$10,003	$5,032	$17,965	$8,903
Cost of goods sold (*)	3,651	2,102	6,534	3,829
Gross profit	6,352	2,930	11,431	5,074

Operating expenses:
Research and development (*)	1,069	909	2,269	1,875
Selling, general and administrative (*)	10,935	8,213	20,935	15,950
Total operating expenses	12,004	9,122	23,204	17,825
Operating loss	(5,652)	(6,192)	(11,773)	(12,751)

Interest and other income	323	161	656	351
Net loss	$(5,329)	$(6,031)	$(11,117)	$(12,400)
Basic and diluted net loss per share	$(0.18)	$(0.24)	$(0.38)	$(0.49)
Weighted-average shares used in computing basic and diluted net loss per share	28,918	25,453	28,890	25,451

(*) Includes the following amounts related to stock-based compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of goods sold	$71	$—	$111	$28
Research and development	196	33	369	71
Selling, general and administrative	1,311	217	2,552	412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net loss for the second quarter and first six months of 2006 included stock-based compensation expense to non-employees in accordance with Emerging Issues Task Force Issue (or “EITF”) No. 96-18 of $41,000 and $100,000, respectively, and stock-based compensation expense under Statement of Financial Accounting Standards (or “SFAS”) No. 123(R) of $1,537,000 and $2,932,000, respectively, which consisted of stock-based compensation expense of $1,174,000 and $2,291,000, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of $363,000 and $641,000, respectively, related to employee restricted stock and restricted stock units.

Net loss for the second quarter and first six months of 2005 included stock-based compensation expense to non-employees in accordance with EITF 96-18 of $6,000 and $83,000, respectively, and stock-based compensation expense of $244,000 and $428,000, respectively, related to employee restricted stock.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(11,117)	$(12,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	540	471
Amortization of intangibles	100	100
Inventory reserves	(134)	(24)
Stock-based compensation expense	3,032	511
Allowance for doubtful accounts	42	28
Loss on retirement of fixed assets	6	2
Changes in operating assets and liabilities:
Accounts receivable	(847)	(638)
Inventories	1,720	(1,303)
Other current assets	250	(157)
Other assets	259	129
Accounts payable	(706)	141
Accrued compensation	(429)	921
Other accrued liabilities	237	156
Net cash used in operating activities	(7,047)	(12,063)

Cash flows from investing activities
Purchase of investments	(21,450)	(9,750)
Maturities of investments	19,000	22,250
Capital expenditures	(729)	(552)
Net cash provided by (used in) investing activities	(3,179)	11,948

Cash flows from financing activities
Issuance of common stock	861	113
Net cash provided by financing activities	861	113

Net decrease in cash and cash equivalents	(9,365)	(2)
Cash and cash equivalents at the beginning of the period	12,573	2,002
Cash and cash equivalents at end of the period	$3,208	$2,000

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

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the operating results for the full 2006 fiscal year or any other future interim periods.

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

3.              Inventories, Net

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$123	$122
Work-in-progress	530	1,940
Finished goods	1,153	1,330
Total	$1,806	$3,392

4.              Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs.  Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2006 and 2005 follows (in thousands):

	Six months ended June 30,
	2006	2005
Warranty accrual at the beginning of the period	$70	$68
Accruals for warranties issued during the period	179	99
Settlements made in kind during the period	(136)	(99)
Warranty accrual at the end of the period	$113	$68

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

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended June 30, 2006, the Company recorded stock-based compensation for shares granted prior to, but not yet vested as of the adoption date based on the grant date fair value estimated in accordance with the original previsions of SFAS No. 123, and therefore, the Company did not restate previously reported amounts. Stock-based compensation expense for all share-based payment awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (or “APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (or “SFAS No. 123”) and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. The pro-forma information for the three and six months ended June 30, 2005 was as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$(6,031)	$(12,400)
Add: Stock-based employee compensation expense included in reported net loss	244	428
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,434)	(2,779)
Pro forma net loss	$(7,221)	$(14,751)

Basic and diluted net loss per share
As reported	$(0.24)	$(0.49)
Pro forma	$(0.28)	$(0.58)

The Company calculated the fair value of each option on the date of grant using the Black-Scholes method as prescribed by SFAS No. 123. The assumptions used were as follows:

Six months ended
June 30,
2005
Expected term (in years)	4.0
Average risk-free interest rate	3.63%
Average-volatility factor	54.4%
Dividend yield	—

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, compensation expense recognized for the three and six months ended June 30, 2006 reflects the quarter and six months’ proportional share of: (a) compensation expense for all employee share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation expense for all employee share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and (c) compensation expense for stock-based awards granted to non-employees. Previously reported amounts have not been restated.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, stock appreciation rights and ESPP included in the Condensed Consolidated Statements of Operations (in thousands):

	Three months	Six months
	ended June 30,	ended June 30,
	2006	2006
Cost of goods sold	$71	$111
Research and development	196	369
Selling, general and administrative	1,311	2,552
Total stock-based compensation expense	$1,578	$3,032
Effect on basic and diluted net loss per share	$(0.05)	$(0.10)

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. There was no cash flow impact from the adoption of SFAS 123(R) in the three and six months ended June 30, 2006.

Stock Options and Stock Appreciation Rights: During the six months ended June 30, 2006, the Company granted 472,000 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $3,053,000 and a grant date weighted-average fair value of $6.41 per share. During the six months ended June 30, 2006, the Company recorded stock-based compensation expense of approximately $1,920,000 related to stock options granted prior to January 1, 2006 and unvested as of the adoption date of SFAS No. 123(R) and $243,000 for options granted in the six months ended June 30, 2006.

During the three months ended June 30, 2006, the Company granted 82,000 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $379,000 and a grant date weighted-average fair value of $4.31 per share. During the three months ended June 30, 2006, the Company recorded stock-based compensation expense related to stock options of approximately $934,000 related to stock options granted prior to January 1, 2006 and unvested as of the adoption date of SFAS No. 123(R) and $174,000 for options granted in the three months ended June 30, 2006.

During the six months ended June 30, 2005, the Company granted 355,600 stock options, for which stock-based compensation expense was not recognized during that period.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the plan for the six months ended June 30, 2006 was approximately $128,000. This cost is amortized on a straight-line basis over the relevant subscription period. The grant date weighted-average fair value was $4.34 per share. During the six months ended June 30, 2005, the Company issued 15,040 shares under the ESPP, for which stock-based compensation expense was not recognized.

Restricted Shares and Restricted Stock Units: In connection with restricted shares and restricted stock units granted, the Company recorded stock compensation representing the difference between the exercise price of the shares and the fair market value of the Company’s common shares on the dates the awards were granted. This stock compensation is being amortized on a straight-line basis over the vesting periods of the underlying stock awards. During the six months ended June 30, 2006, the Company recorded approximately $641,000 of such compensation expense. The grant date weighted-average fair value was $14.45 per share. During the three months ended June 30, 2006, the Company recorded approximately $363,000 of such compensation expense. The grant date weighted-average fair value was $13.54 per share. During the six months ended June 30, 2005 the Company recorded $641,000 of restricted stock compensation expense.

Valuation assumptions

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2006:

	Six months ended June 30, 2006
	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan
Expected term (in years)	3.68	0.75
Average risk-free interest rate	4.79%	4.77%
Average volatility factor	54.5%	55.0%
Dividend yield	—	—
Weighted-average fair value	$6.41	$4.34

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: The Company used historical volatility based on the expected term of the awards. The calculation was based on a simple-average method, using a reasonably sufficient number of price observations, in accordance with SFAS No. 123(R) and Staff Accounting Bulleting No. 107, “Share-Based Payment” (or “SAB 107”).

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan

In November 1995, the Company’s Board of Directors adopted the 1995 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee’s annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. In March 2006, the Company’s Board of Directors approved an amendment to the ESPP to increase the number of shares of Common Stock reserved for issuance by 160,000 shares. This amendment was approved by the stockholders in June 2006.  As of June 30, 2006, 295,803 shares had been issued under the ESPP and 214,197 shares were available for future issuance.

Company Stock Option Plans

In August 2002, the Board of Directors approved the 2002 Non-Qualified Stock Option Plan (or “2002 Plan”) and amendments to the 2002 Plan were approved by the Board in March 2003. Under the Amended and Restated 2002 Plan, non-qualified stock options and stock purchase rights may be granted only to the following classes of persons: (i) except as provided in (ii) below, consultants and employees who are not officers or directors of the Company, and (ii) newly hired employees (including employees who will become officers or directors of the Company) and who have not previously been employed by the Company and with respect to whom options are to be granted as an inducement essential to such employees’ entering into employment contracts with the Company. The 2002 Plan was enacted to address the increased hiring done during the second half of 2002, primarily in the Company’s U.S. sales, professional education and marketing functions. The maximum aggregate number of shares that may be issued upon exercise of options or stock purchase rights is 1,000,000 shares. In December 2005, the Board of Directors approved an amendment and restatement of the 2002 Plan to provide a fair market value established upon the closing price on the day of the grant rather than the previous trading day. This amendment became effective immediately after approval and did not require stockholder approval.

Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. As of June 30, 2006, there were no shares that were exercised prior to full vesting.

In March 2001, the Board of Directors approved the 2001 Equity Incentive Plan (or “2001 Plan”) allowing granting of stock options and restricted stock to employees, directors and consultants. The 2001 Plan provides for the grant issuance of options, restricted stock, stock appreciation rights, performance share awards, dividend equivalents awards, stock payment awards, stock purchase rights and restricted stock unit awards to employees, directors and consultants of the Company. The 2001 Plan was originally adopted by the Board of Directors on March 21, 2001 with a total of 1,000,000 shares of common stock reserved for issuance thereunder, and was approved by the stockholders in May 2001. In March 2002, the Board of Directors approved an amendment and restatement of the 2001 Plan to increase the shares of reserved for issuance thereunder by an additional 1,000,000 shares, bringing the aggregate number reserved for issuance to 2,000,000 shares of common stock, and to provide for automatic grants of non-qualified stock options to non-employee directors as had been provided under the 1995 Director’s Stock Option Plan. The stockholders approved this amendment and restatement in May 2002. In April 2003, the Board of Directors approved the Second Amended and Restated 2001 Plan to increase the size of the formula grants to non-employee directors and to prohibit repricing. The stockholders approved this amendment and restatement in June 2003. In March 2004, the Board of Directors approved the Third Amended and Restated 2001 Plan to reduce the size of the automatic grants of stock options to non-employee directors and to provide for automatic grants of restricted stock to non-employee directors and to increase the shares of Common Stock reserved for issuance thereunder by an additional 500,000 shares, bringing the aggregate number reserved for issuance to 2,500,000 shares of common stock. The stockholders approved this amendment and restatement in June 2004. In November 2004, the

Board of Directors approved the Fourth Amended and Restated 2001 Plan to provide for the grant of restricted stock units and stock appreciation rights. In January 2005, the Board of Directors approved the Fifth Amended and Restated 2001 Plan to provide for a change in the number of shares to be automatically granted to non-employee directors under the plan. In December 2005, the Board of Directors approved the Sixth Amended and Restated 2001 Plan to establish that the price of future grants be based on the closing price of the Company’s stock on the date of grant, rather than the previous trading day. In February 2006, the Board of Directors approved the Seventh Amended and Restated 2001 Plan to provide for the increase the annual grant of restricted stock for directors from 2,000 shares to 2,500 shares. In April 2006, the Board of Directors approved the amendment to the Eighth Amended and Restated 2001 Plan to increase the shares of Common Stock reserved for issuance thereunder by an additional 1,500,000 shares, bringing the aggregate number reserved for issuance to 4,000,000 shares of Common Stock. This amendment was approved by the stockholders in June 2006.

Under the terms of the 2001 Plan, incentive stock options may be granted only to employees with exercise prices not less than the fair market value of the common stock on the date of grant. Stock options and stock appreciation rights may be granted with different vesting terms from time to time but generally provide for vesting of at least 20% of the total number of shares per year. All options and stock appreciation rights under the 2001 Plan expire ten years after grant, and five years in the case of a grant to a 10% stockholder. Stock appreciation rights are to be settled in stock. Stock options may include provisions permitting exercise of the option prior to full vesting. As of June 30, 2006, there were no shares that were exercised prior to fully vesting. To the extent that the aggregate fair market value of the shares subject to a holder’s incentive stock options exceeds $100,000, the excess options will be treated as non-qualified stock options.

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

In July 1993, the Board of Directors adopted the 1993 Stock Plan (or “1993 Plan”), and amendments to the 1993 Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by the Company at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of June 30, 2006, there were no shares that are subject to repurchase.

In April 2004, the Board of Directors approved a nonqualified stock option grant for 125,000 shares of the Company’s common stock and a grant of 36,000 shares of restricted stock for Mr. Ulric E. Cote as a stand-alone inducement grant in connection with his initial commencement of employment with the Company as Vice President, Sales. In December 2005, the Board of Directors approved a nonqualified stock option grant of 100,000 shares of the Company’s common stock for Ms. Patricia Gray as a stand-alone inducement grant in connection with her initial commencement of employment with the Company as Vice President, R&D and Operations. Stockholder approval was not required for any of these grants.

As of June 30, 2006, 41,706 shares remained as available for grant under the 2002 Plan, 1,674,098 shares remained as available for grant under the 2001 Plan, no shares remained available for grant under the 1993 Plan and no shares remained available for grant under the Director’s Plan.

The Company issues new shares of common stock upon exercise of stock options.

A summary of the activity for the six months ended June 30, 2006 of the Company’s 1993, 2001 and 2002 Plans, the 1995 Directors’ Plan and stand-alone grant activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted-Average Exercise Price
Balance outstanding at December 31, 2005	704,312	3,513,751	$10.62
Additional authorized	1,500,000	—	$—
Options granted	(472,000)	472,000	14.37
Restricted stock and restricted stock units granted	(102,499)	102,499	—
Restricted stock issued	—	(26,000)	—
Options exercised	—	(100,673)	6.21
Options cancelled	42,531	(42,531)	15.57
Options forfeited	62,644	(62,644)	11.68
Restricted stock and restricted stock units cancelled	—	(6,610)	—
Options expired	(19,184)	—	15.57
Balance outstanding at June 30, 2006	1,715,804	3,849,792	$11.13

A summary of the activity for the three months ended June 30, 2006 of the Company's 1993, 2001 and 2002 Plans, the 1995 Directors' Plan and stand-alone grant activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted-Average Exercise Price
Balance outstanding at March 31, 2006	279,723	3,866,136	$11.03
Additional authorized	1,500,000	—	—
Options granted	(88,000)	88,000	13.36
Restricted stock and restricted stock units granted	(22,500)	22,500	—
Restricted stock issued	—	(14,000)	—
Options exercised	—	(46,503)	4.29
Options cancelled	13,475	(13,475)	14.95
Options forfeited	46,456	(46,456)	12.65
Restricted stock and restricted stock units cancelled	—	(6,410)	—
Options expired	(13,350)	—	—
Balance outstanding at June 30, 2006	1,715,804	3,849,792	$11.13

A summary of the activity for the six months ended June 30, 2006 of stock options and stock appreciation rights is as follows:

	Options
	and Stock
	Appreciation	Weighted-	Aggregate
	Rights	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance outstanding at December 31, 2005	3,513,751	$10.62
Grants	472,000	14.37
Exercises	(100,673)	6.21
Forfeitures	(62,644)	11.68
Cancellations	(42,531)	15.57
Balance outstanding at June 30, 2006	3,779,903	11.13	$11,351,830
Exercisable at June 30, 2006	2,193,156	$10.94	$7,342,698

A summary of the activity for the three months ended June 30, 2006 of stock options and stock appreciation rights is as follows:

	Options
	and Stock
	Appreciation	Weighted-	Aggregate
	Rights	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance outstanding at March 31, 2006	3,798,337	$11.03
Grants	88,000	13.36
Exercises	(46,503)	4.29
Forfeitures	(46,456)	12.65
Cancellations	(13,475)	14.95
Balance outstanding at June 30, 2006	3,779,903	11.13	$11,351,830
Exercisable at June 30, 2006	2,193,156	$10.94	$7,342,698

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

						Options Vested
			Options Outstanding			and Exercisable
				Weighted	Weighted	Options	Weighted
				Average	Average	Vested	Average
Range of Exercise Prices			Options Outstanding	Remaining Life (years)	Exercise Price	and Exercisable	Exercise Price
$1.25	-	$7.55	395,746	5.02	$4.59	339,722	$4.27
$7.58	-	$8.32	267,630	8.51	$8.02	101,057	$8.04
$8.40	-	$8.94	431,937	8.39	$8.92	163,873	$8.92
$9.00	-	$9.76	278,625	4.94	$9.43	222,830	$9.46
$9.95	-	$9.95	630,000	6.80	$9.95	399,000	$9.95
$9.96	-	$13.11	502,021	7.65	$12.33	298,884	$12.30
$13.29	-	$14.12	390,300	7.73	$13.52	172,286	$13.66
$14.15	-	$14.76	529,375	8.67	$14.61	164,083	$14.33
$14.95	-	$21.27	329,269	5.82	$17.05	306,421	$17.18
$21.80	-	$21.80	25,000	5.45	$21.80	25,000	$21.80
$1.25	-	$21.80	3,779,903	7.16	$11.13	2,193,156	$10.94

As of June 30, 2006, there was unrecognized compensation cost of approximately $7,482,000 related to stock options and stock appreciation rights, net of forfeitures. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Restricted stock and restricted stock unit activity for the six months ended June 30, 2006, is as follows:

		Weighted-
		Average
	Shares	Grant Date
	and Units	Fair Value
Nonvested stock outstanding at December 31, 2005	254,848	$9.44
Grants	102,499	11.28
Vested	(7,178)	7.65
Cancellations	(6,610)	—
Nonvested stock oustanding at June 30, 2006	343,559	$9.68

Restricted stock and restricted stock unit activity for the three months ended June 30, 2006, is as follows:

		Weighted-
		Average
	Shares	Grant Date
	and Units	Fair Value
Nonvested stock outstanding at March 31, 2006	334,647	$9.68
Grants	22,500	13.29
Vested	(7,178)	7.65
Cancellations	(6,410)	—
Nonvested stock oustanding at June 30, 2006	343,559	$9.68

As of June 30, 2006, there was unrecognized compensation cost of approximately $1,683,000 related to nonvested restricted shares and restricted stock units, net of forfeitures. This cost is expected to be recognized over a weighted-average period of 0.8 years for restricted stock awards and 2 years for restricted stock units.

Stock-based Compensation to Non-employees

Stock-based compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force Issue (or “EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was $100,000 and $83,000 for the six months ended June 30, 2006 and 2005, respectively. Stock-based compensation expense relating to non-employees was $41,000 and $6,000 for the three months ended June 30, 2006 and 2005, respectively.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding and the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Denominator:
Weighted-average number of common shares outstanding	29,185	25,695	29,154	25,691
Less: Weighted-average unvested restricted common shares	(267)	(242)	(264)	(240)
Weighted-average number common shares oustanding used in computing basic and diluted net loss per common share	28,918	25,453	28,890	25,451

The following outstanding options, potential employee stock purchase plan shares, stock appreciation rights and restricted stock shares, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At June 30,
	2006	2005
Outstanding options and SARs	3,780	3,599
Restricted stock	274	248
Restricted stock units	70	—
Employee Stock Purchase Plan	45	30
Total	4,169	3,877

7.              Stockholders’ Equity

The Company holds 77,863 shares of treasury stock as a result of repurchasing shares of restricted  common stock at par value in 2004 and 2005, in accordance with the terms of the restricted stock agreements. These shares had a purchase price of $0.003 per share and are recorded as treasury stock.

As of January 1, 2006, the Company reclassified the outstanding Deferred Stock-Based Compensation balance of approximately $1,058,000 into Additional Paid in Capital as required in SFAS No. 123(R).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2006 revenues, increased product adoption, expanded sales force and other forecasted items, that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q.  Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-Q.

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

In September 2005, we received approval from the FDA to terminate the Company’s post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained to date provided us with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been re-classified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study and we are seeking to obtain a new placement rate claim for the product using this new data. In late 2005, we submitted a new PMA Supplement for the bilateral placement rate claims for which it is seeking FDA approval in order to update the labeling for the Essure system. An amendment to the Supplement was filed in April 2006 and we expect FDA approval of the new placement rate labeling by September 2006.

Penetration

Conceptus requires that a hospital have at least one physician preceptored for generally between 3 and 5 cases by a certified trainer before being able to perform the procedure independently.  As of June 30, 2006, we had a total of 3,683 doctors in the United States that have either completed or are in the process of completing preceptorship. This represents an increase of 801 physicians over the number of physicians at December 31, 2005 and an increase of 1,501 physicians over the number of physicians at June 30, 2005.  The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement.  As of June 30, 2006, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 37 of the 51 Medicaid programs in the country. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues.

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

First, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. Since January 1, 2006, we added 18 sales positions and are expecting to add more during 2006. Also, we have included regional distributors of women’s gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in the office environment.

Second, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure. This may involve efforts directed to marketing programs, such as advertising, practice development and in-office support, as well as website optimization since the internet is a primary source of information on permanent birth control for couples.

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

Lastly, we intend to make improvements to the Essure device in both ease of use and clinical performance. The Company maintains an active product development function, that expects to complete a third generation device for launch in 2007 and a fourth generation device for launch in late 2008. While the Essure product already performs very well in the market, these incremental improvements are meant to maintain our market superiority during a time that may see competition enter the market. This third generation device will also have as an advantage a substantially lower price.

We have experienced significant operating losses since inception and, as of June 30, 2006, had an accumulated deficit of $216.2 million. We expect our operating losses to continue as we continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In the future, depending upon a variety of factors, we may need to raise funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

Results of Operations - Three and Six Months Ended June 30, 2006 and 2005

Net Sales

Net sales were $10.0 million for the three months ended June 30, 2006 as compared to $5.0 million for the three months ended June 30, 2005, an increase of $5.0 million, or 99%.  Net sales for the six months ended June 30, 2006 were $18.0 million as compared to $8.9 million for the six months ended June 30, 2005.  The increase of $9.1 million, or 102%, was the result of the continued commercialization of the Essure system worldwide and a U.S. price increase established in January of 2006 of 8.3%. Unit volume growth for the second quarter of 2006 compared to the same quarter of 2005 increased 76%. Our worldwide average selling price increased from $814 at the end of the year 2005 to $865 for the first six months of 2006, due to the increase in our sales price in January 2006, as well as the increase in the level of domestic sales, which has a higher price than sales to our European distributor.

We expect net sales to increase in the third quarter of fiscal year 2006 and have put in place sales and marketing programs and have pursued reimbursement with payers to help us to reach our revenue goal.  However, as we have noted elsewhere in this Form 10-Q, our expected revenue growth is dependent on market acceptance of the Essure system and third party reimbursement for the device, which involves factors that are outside of our control.

For the three months ended June 30, 2006, net sales to one distributor accounted for 9% of our total consolidated net sales. For the three months ended June 30, 2005, net sales to one distributor accounted for 12% of our total consolidated net sales. Net sales to one distributor were 9% of our consolidated net sales for the six months ending June 30, 2006 and 13% for the same period ending June 30, 2005. Accounts receivable from one distributor accounted for 16% of our net accounts receivable balance as of June 30, 2006. At June 30, 2005, accounts receivable from one distributor were 21% of our net accounts receivable balance.

Net product sales by geographic region as a percentage of net sales for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales (in thousands)	$10,003	$5,032	$17,965	$8,903
United States of America	90%	86%	90%	85%
Europe	9%	12%	9%	12%
Other	1%	2%	1%	3%

Net sales are attributed to region based on the shipping location of the external customers.

As of June 30, 2006, we had a total of 3,683 doctors in the United States that have either completed or are in the process of completing preceptorship. This represents an increase of 801 physicians over the number of physicians at December 31, 2005 and an increase of 1,501 physicians over the number of physicians at June 30, 2005.  Our accomplishment in obtaining the number of physicians trained is very important because it provides us with a strong referral base within major metropolitan areas we have targeted. We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. The Company does not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and the Company has no obligation subsequent to the initial training. Training costs have not been significant to the Company from inception to-date.

In July 2006, we announced our expected net sales for 2006 to be approximately $39.0 million, which represents 84% of growth from net sales in 2005. We expect net sales from the United States will continue to be the major contributor of our global net sales.  We have established four primary goals to achieve our revenue growth.  We expect to increase sales coverage and with that increase physician penetration and utilization of the Essure device, build patient awareness through targeted advertising and internet programs, obtain additional payer coverage decisions or otherwise improve the public and private payer coverage for the Essure procedure, and bring product improvements to the Essure device to the market. We believe our revenue growth in 2006 will be significantly influenced by how successful we are in achieving those objectives.

Gross Profit

Cost of goods sold for the three months ended June 30, 2006 was $3.7 million as compared to $2.1 million for the three months ended June 30, 2005. This increase of $1.5 million, or 74%, was caused by the increase in net sales, partially offset by reductions in manufacturing costs due to lower manufacturing prices from an agreement signed with our third-party manufacturer at the end of fiscal year 2005. Gross profit margin improved from 58% for the three months ended June 30, 2005 to 64% for the same period ended June 30, 2006, which was the result of expanded commercialization of the Essure system domestically and abroad and lower manufacturing costs, as well as our domestic price increase. For the six months ended June 30, 2006, cost of goods sold was $6.5 million, as compared to $3.8 million for the three months ended June 30, 2005. The increase of $2.7 million, or 71% was caused by the same factors explained for the three months period. We expect gross margin to improve somewhat during the remainder of 2006 due to all of the above factors, somewhat mitigated by unfavorable channel mix with international sales comprising a large percentage of our total units sold.

Operating Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.1 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively. Expenses for the three months ended June 30, 2006, include the effect of SFAS 123(R) stock-based compensation expense of $0.2 million. For the six months ended June 30, 2006, research and development expenses increased $0.4 million, or 21%, to $2.3 million, from $1.9 million in the same period of 2005, which includes the impact of stock-based compensation expense of $0.4 million. Our goal through Research and Development is to launch product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance of the Essure system and  lower cost of goods.

Selling, general and administrative spending for the three months ended June 30, 2006 was $10.9 million as compared to $8.2 million for the three months ended June 30, 2005, which represents an increase of $2.7 million, or 33%. For the six months ended June 30, 2006, selling, general and administrative expenses were $20.9 million, which represents an increase of $5.0 million, or 31%, from $16.0 million for the six months ended June 30, 2005. The primary reasons for the increase in selling, general and administrative expenses for the six month period result from the additional stock-based compensation expense of $2.0 million and the expansion of our U.S. field sales force of $1.7 million. The latter is meant to provide us with more selling time to focus on physician utilization and penetration. Additionally, increases in selling, general and administrative expenses were due to higher spending in marketing campaigns of $0.7 million to support our increase in sales. We expect selling, general and administrative expenses to increase in the future to support the expected increase in sales.

Net interest income and other income for the three months ended June 30, 2006 was approximately $0.3 million, compared to $0.2 million for three months ended June 30, 2005. For the six months ended June 30, 2006, net interest and other income was $0.7 million and $0.4 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

We have experienced significant operating losses since inception. As of June 30, 2006 we had an accumulated deficit of $216.2 million. We have financed our operations since inception primarily through equity financings. In February 2004 we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share. Our net proceeds from the private placement were approximately $23.9 million, after deducting offering costs and commissions. In addition, in August 2005, we completed a private placement of approximately 3.2 million shares of common stock at a price of $7.20 and $8.10 per share. Our net proceeds from the private placement were approximately $22.9 million, after deducting offering costs.  The proceeds are being used to fund operations.  In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us.

As of June 30, 2006, we had cash, cash equivalents, restricted cash and short-term investments of $25.6 million, compared to $32.5 million at December 31, 2005. The decrease of $6.9 million is primarily due to cash used in our operating activities. We expect cash usage to decrease in the future as our revenues grow.

Operating Activities

Net cash used in operating activities was $7.0 million in the six months ended June 30, 2006, primarily as a result of our net loss of $11.1 million adjusted for non-cash related items of $3.6 million related primarily to depreciation and amortization and stock compensation expense.  Other major items that impacted net cash used in operating activities were related to $1.7 million of a planned decrease in inventories consistent with our increase in sales, a decrease in other assets and other current assets of $0.5 million and an increase in other accrued liabilities of $0.2 million, offset by an increase in accounts receivable of $0.8 million, which is consistent with our increase in sales, a decrease in accounts payable of $0.7 million and a decrease in accrued compensation of $0.4 million. We expect cash usage in operating activities in the future to decrease as we expect revenue growth on a sequential quarterly basis.

As of June 30, 2006, our worldwide days sales outstanding in accounts receivable was 49 days, which represents a decrease of 6 days compared to December 31, 2005.  We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure. We continue to improve and modify those policies as our business evolves. Our goal is to consistently improve our days sales outstanding. We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collection due to factors outside of our control such as changes in economic climates.

Net cash used in operating activities was $12.1 million in the six months ended June 30, 2005, primarily as a result of our net loss of $12.4 million adjusted for non-cash related items of $1.1 million relating to depreciation and amortization and stock compensation expense.  Other major items that impacted net cash used in operating activities were related to a planned increase in inventories of $1.3 million, an increase in accounts receivable of $0.6 million related to our sales growth and an increase in other current assets of $0.2 million, offset by an increase in accrued compensation of $0.9 million and an increase in other accrued liabilities of $0.2 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2006 was $3.2 million, from sales and maturity of short-term investments of $19.0 million, offset by purchases of investments of $21.5 million and capital expenditures of $0.7 million.  Net cash provided by investing activities for the six months ended June 30, 2005 was $11.9 million, from sales of short-term investments of $22.3 million, partially offset by purchases of investments of $9.8 million and capital expenditures of $0.6 million.

Financing Activities

Net cash provided by financing activities was $0.9 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively, from the exercise of stock options.

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

The expected term of the options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate for periods equal to the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of our stock.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended June 30, 2006, the Company recorded stock-based compensation for shares granted prior to, but not yet vested as of the adoption date based on the grant date fair value estimated in accordance with the original previsions of SFAS No. 123, and therefore, the Company did not restate previously reported amounts. Stock-based compensation expense for all share-based payment awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Foreign Currency Exchange Risk:  Our revenues for the three and six months ended June 30, 2006 were denominated in United States dollars. For the three and six months ended June 30, 2005, 0% and 1%, respectively, of our revenues were in foreign currency. Our expenses for the three and six months ended June 30, 2006 were denominated in United States dollars. For the three and six months ended June 30, 2005, 1% and 2%, respectively, of our expenses were denominated in foreign currency. As a result, we have low exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our assessment of our foreign currency exposure changes, we may consider hedging transactions for risk mitigation.

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

As of June 30, 2006, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2005 on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of June 30, 2006  should be considered carefully while evaluating the Company and our business. This Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risk factors incorporated by reference and to their updates. Readers should not consider these lists to be a complete statement of all potential risks and uncertainties.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards, or SFAS, No. 123 allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We had elected to apply APB 25 and accordingly we generally did not recognize any expense with respect to employee stock options as long as such options were granted at exercise prices equal to the fair value of our common stock on the date of grant.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 7, 2006, the Annual Meeting of Stockholders of Conceptus, Inc. was held in Mountain View, California. The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows (votes in thousands):

	Votes for	Votes
	Nominee	Withheld
Proposal I
Election of Class III Directors
Elected:
- Kathryn A. Tunstall	26,412	148
- Robert V. Toni	26,433	128

	For	Against	Abstain
Proposal II
To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006	26,435	13	114

Proposal III
To approve the Eighth Amended and Restated 2001 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares	11,331	10,644	358

Proposal IV
To approve an amendment to the 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 160,000	21,362	616	356

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1	Eighth Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Definitive Proxy Statement filed on April 24, 2006.
10.2	Third Amendment to 1995 Employee Stock Purchase Plan. Incorporated by reference to Definitive Proxy Statement filed on April 24, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By:	/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and
Chief Financial Officer

Date:   August 9, 2006

EXHIBIT INDEX

Exhibit Number	Description

10.1	Eighth Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Definitive Proxy Statement filed on April 24, 2006.
10.2	Third Amendment to 1995 Employee Stock Purchase Plan. Incorporated by reference to Definitive Proxy Statement filed on April 24, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.