Form 10-Q
period 2006-09-30
CONCEPTUS INC
filed 2006-11-07
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended September 30, 2006

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

Yes ☐ No ☒

There were 29,401,430 shares of Registrant’s Common Stock issued and outstanding as of October 31, 2006.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except number of shares)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,387	$12,573
Short-term investments	22,300	19,850
Restricted cash	69	69
Accounts receivable, net	6,153	4,519
Inventories	1,079	3,392
Other current assets	1,028	1,110
Total current assets	34,016	41,513

Property and equipment, net	2,848	2,743
Intangible assets, net	1,400	1,550
Other assets	1,184	1,603
Total assets	$39,448	$47,409

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,417	$2,798
Accrued compensation	2,983	3,052
Other accrued liabilities	1,051	1,074
Total current liabilities	6,451	6,924

Other accrued liabilities	349	314
Total liabilities	6,800	7,238

Stockholders’ equity:
Common stock and additional paid-in capital	252,334	246,359
Deferred stock-based compensation	—	(1,058)
Accumulated deficit	(219,686)	(205,130)
Treasury Stock, 79,752 and 77,863 shares, at cost	—	—
Total stockholders’ equity	32,648	40,171
Total liabilities and stockholders’ equity	$39,448	$47,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$11,013	$5,499	$28,978	$14,402
Cost of goods sold (*)	3,486	1,999	10,020	5,828
Gross profit	7,527	3,500	18,958	8,574

Operating expenses:
Research and development (*)	1,030	1,145	3,299	3,020
Selling, general and administrative (*)	10,265	7,618	31,200	23,568
Total operating expenses	11,295	8,763	34,499	26,588
Operating loss	(3,768)	(5,263)	(15,541)	(18,014)

Interest and other income	329	260	985	611
Net loss	$(3,439)	$(5,003)	$(14,556)	$(17,403)
Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.50)	$(0.67)
Weighted-average shares used in computing basic and diluted net loss per share	29,034	27,218	28,938	26,046

(*) Includes the following amounts related to stock-based compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold	$12	$33	$123	$61
Research and development	162	34	531	105
Selling, general and administrative	1,304	208	3,856	619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net loss for the third quarter and first nine months of 2006 included stock-based compensation expense to non-employees in accordance with Emerging Issues Task Force Issue (“EITF”) No. 96-18 of approximately $37,000 and $137,000, respectively, and stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) of approximately $1,441,000 and $4,372,000 respectively, which consisted of stock-based compensation expense of approximately $1,117,000 and $3,407,000, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $324,000 and $965,000, respectively, related to employee restricted stock and restricted stock units.

Net loss for the third quarter and first nine months of 2005 included stock-based compensation expense to non-employees in accordance with EITF 96-18 of approximately $72,000 and $154,000, respectively, and stock-based compensation expense of approximately $203,000 and $631,000, respectively, related to employee restricted stock.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(14,556)	$(17,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	868	688
Amortization of intangibles	150	150
Inventory reserves	(166)	42
Stock-based compensation expense	4,510	785
Allowance for doubtful accounts	46	41
Loss on retirement of fixed assets	4	2
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	(1,451)
Inventories	2,479	(1,731)
Other current assets	82	203
Other assets	419	107
Accounts payable	(381)	(57)
Accrued compensation	(69)	1,435
Long term liabilities	(23)	(51)
Other accrued liabilities	35	86
Net cash used in operating activities	(8,282)	(17,154)

Cash flows from investing activities
Purchase of investments	(21,450)	(36,350)
Maturities of investments	19,000	66,550
Capital expenditures	(977)	(1,317)
Net cash provided by (used in) investing activities	(3,427)	28,883

Cash flows from financing activities
Issuance of common stock	2,523	23,201
Net cash provided by financing activities	2,523	23,201

Net increase (decrease) in cash and cash equivalents	(9,186)	34,930
Cash and cash equivalents at the beginning of the period	12,573	2,002
Cash and cash equivalents at end of the period	$3,387	$36,932

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

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the operating results for the full 2006 fiscal year or any other future interim periods.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach, as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the Securities and Exchange Commission on March 16, 2006. Except as stated Note 5, Stock Based Compensation, and in the Company’s Critical Accounting Estimates section, the significant accounting policies of the Company have not materially changed since December 31, 2005.

3.              Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$118	$122
Work-in-progress	521	1,940
Finished goods	440	1,330
Total	$1,079	$3,392

4.              Warranty

The Company offers warranties on its product and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs.  Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2006 and 2005 follows (in thousands):

	Nine months ended September 30,
	2006	2005
Balance at the beginning of the period	$70	$68
Accruals for warranties issued during the period	282	128
Settlements made in kind during the period	(206)	(128)
Balance at the end of the period	$146	$68

5.              Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended September 30, 2006, the Company recorded stock-based compensation for shares granted prior to, but not yet vested as of the adoption date based on the grant date fair value estimated in accordance with the original previsions of SFAS No. 123, and therefore, the Company did not restate previously reported amounts. Stock-based compensation expense for all share-based payment awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (or “APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (or “SFAS No. 123”) and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. The pro-forma information for the three and nine months ended September 30, 2005 was as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net loss, as reported	$(5,003)	$(17,403)
Add: Stock-based employee compensation expense included in reported net loss	203	631
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,406)	(4,185)
Pro forma net loss	$(6,206)	$(20,957)

Basic and diluted net loss per share
As reported	$(0.18)	$(0.67)
Pro forma	$(0.23)	$(0.80)

The Company calculated the fair value of each option on the date of grant using the Black-Scholes method as prescribed by SFAS No. 123. The assumptions used were as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Expected term (in years)	4.0	4.0
Average risk-free interest rate	4.01%	4.18%
Average-volatility factor	55.7%	56.0%
Dividend yield	—	—

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, compensation expense recognized for the three and nine months ended September 30, 2006 reflects the quarter and nine months’ share of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and (c) compensation cost for stock-based awards granted to non-employees. Previously reported amounts have not been restated.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, stock appreciation rights and the 1995 Employee Stock Purchase Plan (the “Plan”) included in the Condensed Consolidated Statements of Operations (in thousands):

	Three months	Nine months
	ended September 30,	ended September 30,
	2006	2006
Cost of goods sold	$12	$123
Research and development	162	531
Selling, general and administrative	1,304	3,856
Total stock-based compensation expense	$1,478	$4,510
Effect on basic and diluted net loss per share	$(0.05)	$(0.16)

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. There was no cash flow impact from the adoption of SFAS 123(R) in the three and nine months ended September 30, 2006.

Stock Options and Stock Appreciation Rights: During the nine months ended September 30, 2006, the Company granted 523,500 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $3,322,000 and a grant date weighted-average fair value of $6.34 per share. During the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $2,450,000 for all unvested options granted prior to the adoption of SFAS 123(R) and $781,000 for options and stock appreciation rights granted in the nine months ended September 30, 2006.

During the three months ended September 30, 2006, the Company granted 51,500 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $295,000 and a grant date weighted-average fair value of $5.72 per share. During the three months ended September 30, 2006, the Company recorded stock-based compensation expense related to stock options of approximately $531,000 for all unvested options granted prior to the adoption of SFAS 123(R) and $538,000 for options and stock appreciation rights granted in the three months ended September 30, 2006.

During the nine months ended September 30, 2005, the Company granted 94,500 stock options, for which stock-based compensation expense was not recognized during that period.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the plan for the nine months ended September 30, 2006 was approximately $176,000 and during the three months ended September 30, 2006, the same compensation cost was approximately $48,000. This cost is amortized on a straight-line basis over the relevant subscription period. The grant date weighted-average fair value was $3.79 per share. During the nine months ended September 30, 2005, the Company issued 100,729 shares under the ESPP, for which stock-based compensation expense was not recognized.

Restricted Shares and Restricted Stock Units: In connection with restricted shares and restricted stock units granted, the Company recorded stock compensation representing the difference between the exercise price of the shares and the fair market value of the Company’s common shares on the dates the awards were granted. This stock compensation is being recorded as compensation expense on a straight-line basis over the vesting periods of the underlying stock awards. During the nine months ended September 30, 2006, the Company recorded approximately $965,000 of such compensation expense. The grant date weighted-average fair value was $13.75 per share. During the three months ended September 30, 2006, the Company recorded approximately $324,000 of such compensation expense. The grant date weighted-average fair value was $13.19 per share. During the nine months ended September 30, 2005 the Company recorded approximately $631,000 of restricted stock compensation expense and during the three months ended September 30, 2005, the Company recorded approximately $203,000 of such compensation expense.

Valuation assumptions

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended September 30, 2006:

	Three months ended September 30, 2006
	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan
Expected term (in years)	3.67	0.50
Average risk-free interest rate	4.87%	5.27%
Average volatility factor	51.5%	43.4%
Dividend yield	—	—

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2006:

	Nine months ended September 30, 2006
	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan
Expected term (in years)	3.68	0.50
Average risk-free interest rate	4.80%	5.17%
Average volatility factor	54.2%	45.0%
Dividend yield	—	—

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: The Company used historical volatility based on the expected term of the awards, which is consistent with the Company’s assessment that the historical volatility for such period is more representative of future stock price trends than any other type of volatility. The calculation was based on a simple-average method, using a reasonably sufficient number of price observations, in accordance with SFAS No. 123(R) and Staff Accounting Bulleting No. 107, “Share-Based Payment” (“SAB 107”).

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant based on the expected term of the underlying option.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first nine months of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Employee Stock Purchase Plan

In November 1995, the Company’s Board of Directors adopted the ESPP. The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee’s annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. In March 2006, the Company’s Board of Directors approved an amendment to the ESPP to increase the number of shares of Common Stock reserved for issuance by 160,000 shares. This amendment was approved by the stockholders in June 2006.  As of September 30, 2006, 343,292 shares had been issued under the ESPP and 166,708 shares were available for future issuance.

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

Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. As of September 30, 2006, there were no shares that were exercised prior to full vesting.

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

Under the terms of the 2001 Plan, incentive stock options may be granted only to employees with exercise prices not less than the fair market value of the common stock on the date of grant. Stock options and stock appreciation rights may be granted with different vesting terms from time to time but generally provide for vesting of at least 20% of the total number of shares per year. All options and stock appreciation rights under the 2001 Plan expire ten years after grant, and five years in the case of a grant to a 10% stockholder. Stock appreciation rights are to be settled in stock. Stock options may include provisions permitting exercise of the option prior to full vesting. As of September 30, 2006, there were no shares that were exercised prior to fully vesting. To the extent that the aggregate fair market value of the shares subject to a holder’s incentive stock options exceeds $100,000, the excess options will be treated as non-qualified stock options.

On November 29, 1995, the Board of Directors approved the 1995 Director’s Stock Option Plan (the “Directors’ Plan”), which allows the granting of options for up to 100,000 shares of common stock to outside directors. Stock options may be granted to outside directors with exercise prices of not less than fair market value. The options expire ten years from date of grant. Options granted under the Directors’ Plan vest over one or three years. The options are only exercisable while the outside director remains a director.

In July 1993, the Board of Directors adopted the 1993 Stock Plan (the “1993 Plan”), and amendments to the 1993 Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by the Company at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of September 30, 2006, there were no shares that are subject to repurchase.

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

As of September 30, 2006, 44,286 shares remained available for grant under the 2002 Plan, 1,666,654 shares remained available for grant under the 2001 Plan, no shares remained available for grant under the 1993 Plan and no shares remained available for grant under the Director’s Plan.

The Company issues new shares of common stock upon exercise of stock options.

A summary of the activity for the nine months ended September 30, 2006 of all the Company’s stock plans activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted-Average Exercise Price
Balance outstanding at December 31, 2005	704,312	3,513,751	$10.62
Additional authorized	1,500,000	—	—
Options granted	(523,500)	523,500	14.34
Restricted stock and restricted stock units granted	(105,999)	105,999	—
Restricted stock issued	—	(28,500)	—
Options exercised	—	(217,816)	9.18
Options cancelled	61,611	(61,611)	15.48
Options forfeited	94,811	(178,145)	12.71
Restricted stock and restricted stock units cancelled	—	(7,510)	—
Options expired	(22,184)	—	16.47
Shares repurchased	1,889	—	—
Balance outstanding at September 30, 2006	1,710,940	3,649,668	$11.06

A summary of the activity for the three months ended September 30, 2006 of all the Company’s stock plans activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted-Average Exercise Price
Balance outstanding at June 30, 2006	1,715,804	3,849,792	$11.13
Options granted	(51,500)	51,500	14.05
Restricted stock and restricted stock units granted	(3,500)	3,500	—
Restricted stock issued	—	(2,500)	—
Options exercised	—	(117,143)	11.74
Options cancelled	19,080	(19,080)	15.28
Options forfeited	32,167	(115,501)	13.26
Restricted stock and restricted stock units cancelled	—	(900)	—
Options expired	(3,000)	—	19.15
Shares repurchased	1,889	—	—
Balance outstanding at September 30, 2006	1,710,940	3,649,668	$11.06

A summary of the activity for the nine months ended September 30, 2006 of stock options and stock appreciation rights is as follows:

	Options
	and Stock
	Appreciation	Weighted-	Aggregate
	Rights	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance outstanding at December 31, 2005	3,513,751	$10.62
Grants	523,500	14.34
Exercises	(217,816)	9.18
Forfeitures	(178,145)	12.71
Cancellations	(61,611)	15.48
Balance outstanding at September 30, 2006	3,579,679	11.06	$24,030,834
Exercisable at September 30, 2006	2,273,791	$10.94	$15,647,689

A summary of the activity for the three months ended September 30, 2006 of stock options and stock appreciation rights is as follows:

	Options
	and Stock
	Appreciation	Weighted-	Aggregate
	Rights	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance outstanding at June 30, 2006	3,779,903	$11.13
Grants	51,500	14.05
Exercises	(117,143)	11.74
Forfeitures	(115,501)	13.26
Cancellations	(19,080)	15.28
Balance outstanding at September 30, 2006	3,579,679	11.06	$24,030,834
Exercisable at September 30, 2006	2,273,791	$10.94	$15,647,689

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

				Options Vested
	Options Outstanding			and Exercisable
		Weighted
		Average	Weighted	Options	Weighted
		Contractual	Average	Vested	Average
Range of	Options	Remaining	Exercise	and	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
$1.25 - $7.55	372,371	4.73	$4.60	328,928	$4.35
$7.58 - $8.75	286,943	8.27	$8.08	124,415	$8.09
$8.94 - $8.94	405,322	8.17	$8.94	180,528	$8.94
$9.00 - $9.76	267,620	4.63	$9.43	222,207	$9.46
$9.95 - $9.95	630,000	6.55	$9.95	430,499	$9.95
$9.96 - $13.11	480,000	7.42	$12.33	308,779	$12.34
$13.29 - $14.20	371,716	7.24	$13.58	220,316	$13.67
$14.28 - $14.76	412,125	8.77	$14.69	129,268	$14.59
$14.95 - $21.27	328,582	5.71	$16.98	303,851	$17.07
$21.80 - $21.80	25,000	5.20	$21.80	25,000	$21.80
$1.25 - $21.80	3,579,679	6.90	$11.06	2,273,791	$10.94

As of September 30, 2006, there was unrecognized compensation cost of approximately $6,295,000 for total stock-based compensation related to stock options and stock appreciation rights, net of forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 1.2 years.

Restricted stock and restricted stock unit activity for the nine months ended September 30, 2006, is as follows:

		Weighted-
		Average
	Shares	Grant Date
	and Units	Fair Value
Nonvested stock outstanding at December 31, 2005	254,848	$9.44
Grants	105,999	11.33
Vested	(7,178)	7.65
Cancellations	(9,399)	—
Nonvested stock oustanding at September 30, 2006	344,270	$9.70

Restricted stock and restricted stock unit activity for the three months ended September 30, 2006, is as follows:

		Weighted-
		Average
	Shares	Grant Date
	and Units	Fair Value
Nonvested stock outstanding at June 30, 2006	343,559	$9.68
Grants	3,500	11.90
Cancellations	(2,789)	—
Nonvested stock oustanding at September 30, 2006	344,270	$9.70

As of September 30, 2006, there was an unrecognized compensation cost of approximately $1,353,000 related to nonvested restricted shares and restricted stock units, net of forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 0.6 years for restricted stock awards and 1.7 years for restricted stock units.

Stock-based Compensation to Non-employees

Stock-based compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $137,000 and $154,000 for the nine months ended September 30, 2006 and 2005, respectively. Stock-based compensation expense relating to non-employees was $37,000 and $72,000 for the three months ended September 30, 2006 and 2005, respectively.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Denominator:
Weighted-average number of common shares outstanding	29,308	27,471	29,206	26,291
Less: Weighted-average unvested and restricted common shares	(274)	(253)	(268)	(245)
Weighted-average number common shares oustanding used in computing basic and diluted net loss per common share	29,034	27,218	28,938	26,046

The following outstanding options, potential employee stock purchase plan shares, stock appreciation rights and restricted stock shares, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At September 30,
	2006	2005
Outstanding options and SARs	3,580	3,611
Restricted stock	274	254
Restricted stock units	70	—
Employee Stock Purchase Plan	17	31
Total	3,941	3,896

7.              Stockholders’ Equity

The Company holds 79,752 shares of treasury stock as a result of repurchasing shares of restricted common stock at par value in 2004, 2005 and 2006, in accordance with the terms of the restricted stock agreements. These shares had a purchase price of $0.003 per share and are recorded as treasury stock.

In the nine months ended September 30, 2006, the Company reversed the balance of deferred stock based compensation of approximately $1,058,000 into Additional Paid in Capital upon the adoption of SFAS No. 123(R).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2006 revenues, increased product adoption, product improvements, expanded sales force and other forecasted items, that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market ; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q.  Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report as of December 31, 2005 on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 and those included elsewhere in this Form 10-Q.

Overview

We develop, manufacture and market the Essure® Permanent Birth Control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration or FDA.  The Essure system uses a soft and flexible micro-insert that is delivered into a woman’s fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes.  A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization.

The Essure Procedure

The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting without general or regional anesthesia.  In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required.  Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, the patient completes a follow-up examination called a hysterosalpingogram or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded.

We believe that the Essure system is an attractive alternative to tubal ligation for physicians, hospitals and payers.  The Essure system is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared with tubal ligation, and payers are able to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. We also believe the Essure system is a viable alternative to other temporary methods of birth control being used when there is no intention of having children in the future. In addition, payers may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use the Essure system.

Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States. We intend to establish the Essure procedure as the gold standard for permanent birth control.

The Essure system is currently being marketed in multiple countries. In November 2002 we received approval from the FDA to market the Essure system in the United States. In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, the Essure Permanent Birth Control system was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell the Essure system in Australia. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. We now have distributors in Australia, Canada, France, which covers Europe, Middle East, Africa, Mexico, Central America and South America.

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

In September 2005, we received approval from the FDA to terminate the Company’s post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained to date provided us with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 had been re-classified as a Final Report, as the results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study. In late 2005, we submitted a new PMA Supplement to integrate the post-approval study data into the Physician labeling (Instructions for Use) and Patient labeling (Patient Information Brochure). We subsequently received approval from the FDA in October 2006 to modify and update the Essure Physician and Patient labeling with data on the improved first-attempt bilateral placement rate of 94.6%.

Penetration

Conceptus requires that a hospital have at least one physician preceptored for generally between 3 and 5 cases by a certified trainer before being able to perform the procedure independently.  As of September 30, 2006, we had a total of 4,157 doctors in the United States that have either completed or are in the process of completing preceptorship. This represents an increase of 1,275 physicians over the number of physicians at December 31, 2005 and an increase of 1,626 physicians over the number of physicians at September 30, 2005.  The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement.  As of September 30, 2006, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 37 of the 51 Medicaid programs in the country. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues.

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

Effective January 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, released the Final Rule for the 2006 Physician Fee schedule. For the Current Procedural Terminology or CPT code applicable to the Essure procedure, the CMS has provided for a national physician payment of $2,095.01 for procedures performed in the office and $438.47 for physician payment when the procedure is performed in the hospital. This compares to a Medicare national average payment for tubal ligation, the current standard of care for permanent female sterilization, of $345.50. In addition, the CMS released the Final Rule for the 2006 Outpatient Prospective Payment System, which assigns hospital outpatient reimbursement amounts. This CPT code was also assigned a 2006 payment level of $2,454.00. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors. We expect that the new code, once the process to establish it at all private and public payers that have given a favorable coverage decision is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for the Essure procedure and accelerate the coverage of the Essure procedure by private insurance companies and Medicaid. This process is not automatic following receipt of the new CPT code, however, and we anticipate continuing to focus on reimbursement issues for sometime in the future, both to secure our code and payment schedule into the payers’ databases, as well as to help the physician negotiate a favorable contract for payment off that schedule.

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

First, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. Since January 1, 2006, we added 20 sales positions and are expecting to add more during the remainder of 2006. Also, we have included regional distributors of women’s gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the the office environment.

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

Lastly, we intend to make improvements to the Essure device in both ease of use and clinical performance. The Company maintains an active product development function, that expects to complete a third generation device for launch in 2007 and a fourth generation device for launch sometime after 2007. While the Essure product already performs very well in the market, these incremental improvements are meant to maintain our market superiority during a time that may see competition enter the market. We also expect this third generation device will also have as an advantage a substantially lower cost.

We have experienced significant operating losses since inception and, as of September 30, 2006, had an accumulated deficit of $219.7 million. We expect our operating losses to continue as we continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In the future, depending upon a variety of factors, we may need to raise funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

Results of Operations - Three and Nine Months Ended September 30, 2006 and 2005

Net Sales

Net sales were $11.0 million for the three months ended September 30, 2006 as compared to $5.5 million for the three months ended September 30, 2005, an increase of $5.5 million, or 100%.  Net sales for the nine months ended September 30, 2006 were $29.0 million as compared to $14.4 million for the nine months ended September 30, 2005.  The increase of $14.6 million, or 101%, was the result of the continued commercialization of the Essure system worldwide. Unit volume growth for the third quarter of 2006 compared to the same quarter of 2005 increased 86%. Our worldwide average selling price increased from $814 at the end of the year 2005 to $904 for the first nine months of 2006, due to an increase in the level of domestic sales, which has a higher price than sales to our European distributor, as well as an increase in our U.S. sales price of 8.3% in January 2006, partially mitigated by lower international prices.

We expect net sales to increase in the fourth quarter of fiscal year 2006 and have put in place sales and marketing programs and have pursued reimbursement with payers to help us to reach our revenue goal.  However, as we have noted elsewhere in this Form 10-Q, our expected revenue growth is dependent on market acceptance of the Essure system and third party reimbursement for the device, which involves factors that are outside of our control.

For the three months ended September 30, 2006 and 2005, no single customer accounted for 10% or more of total consolidated net sales. No single customer accounted for 10% or more of our total consolidated net sales for the nine months ended September 30, 2006, while net sales to a distributor were 11% for the nine months ended September 30, 2005. Accounts receivable from one distributor accounted for 12% of our net accounts receivable balance as of September 30, 2006. Accounts receivable from a customer and a distributor accounted for 12% and 18% respectively of our total net accounts receivable outstanding as of September 30, 2005.

Net product sales by geographic region as a percentage of net sales for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales (in thousands)	$11,013	$5,499	$28,978	$14,402
United States of America	93%	92%	91%	87%
Europe	7%	7%	8%	11%
Other	0%	1%	1%	2%

Net sales are attributed to region based on the shipping location of the external customers.

As of September 30, 2006, we had a total of 4,157 doctors in the United States that have either completed or are in the process of completing preceptorship. This represents an increase of 1,275 physicians over the number of physicians at December 31, 2005 and an increase of 1,626 physicians over the number of physicians at September 30, 2005.  Our accomplishment in obtaining the number of physicians trained is very important because it provides us with a strong referral base within major metropolitan areas we have targeted. We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to us from inception to-date.

In October 2006, we announced our expected net sales for 2006 to be approximately $41.0 million, which would represent 94% growth from net sales in 2005. We expect net sales from the United States will continue to be the major contributor of our global net sales.  We have established four primary goals to achieve our revenue growth.  We expect to increase sales coverage and with that increase physician penetration and utilization of the Essure device, build patient awareness through targeted advertising and internet programs, obtain additional payer coverage decisions or otherwise improve the public and private payer coverage for the Essure procedure, and bring product improvements to the Essure device to the market. We believe our revenue growth in 2006 and beyond will be significantly influenced by how successful we are in achieving those objectives.

Gross Profit

Cost of goods sold for the three months ended September 30, 2006 was $3.5 million as compared to $2.0 million for the three months ended September 30, 2005. This increase of $1.5 million, or 74%, was caused by the increase in net sales, partially offset by reductions in manufacturing costs due to the impact of higher volumes on relatively fixed manufacturing costs, as well as to lower contractual prices from our third-party manufacturer beginning in fiscal year 2006. Gross profit margin improved from 64% for the three months ended September 30, 2005 to 68% for the same period ended September 30, 2006, which was the result of increased average selling prices primarily from channel mix and lower manufacturing costs. For the nine months ended September 30, 2006, cost of goods sold was $10.0 million, as compared to $5.8 million for the nine months ended September 30, 2005. The increase of $4.2 million, or 72% was caused by the same factors explained for the three month period. We expect gross margin to improve somewhat during the remainder of 2006 due to all of the above factors.

Operating Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.0 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively. Expenses for the three months ended September 30, 2006, include the effect of SFAS 123(R) stock-based compensation expense of $0.2 million. For the nine months ended September 30, 2006, research and development expenses increased $0.3 million, or 9%, to $3.3 million, from $3.0 million in the same period of 2005, which includes the impact of stock-based compensation expense of $0.6 million. Our goal through Research and Development is to launch product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance of the Essure system and lower cost of goods.

Selling, general and administrative spending for the three months ended September 30, 2006 was $10.3 million as compared to $7.6 million for the three months ended September 30, 2005, which represents an increase of $2.6 million, or 35%. For the nine months ended September 30, 2006, selling, general and administrative expenses were $31.2 million, which represents an increase of $7.6 million, or 32%, from $23.6 million for the nine months ended September 30, 2005. The primary reasons for the increase in selling, general and administrative expenses result from the additional stock-based compensation expense of $3.2 million and the expansion of our U.S. field sales force of $3.2 million. The latter is meant to provide us with more selling time to focus on physician utilization and penetration. Additionally, increases in selling, general and administrative expenses were due to higher spending in marketing campaigns to support our increase in sales and increased traveling and consulting expenses. We expect selling, general and administrative expenses to increase in the future as we increase sales.

Net interest income and other income for the three months ended September 30, 2006 was approximately $0.3 million, compared to the same amount for three months ended September 30, 2005. For the nine months ended September 30, 2006, net interest and other income was $1.0 million and $0.6 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

We have experienced significant operating losses since inception. As of September 30, 2006 we had an accumulated deficit of $219.7 million. We have financed our operations since inception primarily through equity financings. In February 2004 we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share. Our net proceeds from the private placement were approximately $23.9 million, after deducting offering costs and commissions. In addition, in August 2005, we completed a private placement of approximately 3.2 million shares of common stock at a price of $7.20 and $8.10 per share. Our net proceeds from the private placement were approximately $22.9 million, after deducting offering costs.  The proceeds are being used to fund operations.  In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us.

As of September 30, 2006, we had cash, cash equivalents, restricted cash and short-term investments of $25.8 million, compared to $32.5 million at December 31, 2005. The decrease of $6.7 million is primarily due to cash used in our operating activities. We expect cash balances to increase in the future as our revenues grow.

Operating Activities

Net cash used in operating activities was $8.3 million in the nine months ended September 30, 2006, primarily as a result of our net loss of $14.6 million adjusted for non-cash related items of $5.4 million related primarily to depreciation and amortization and stock compensation expense.  Other major items that contributed to net cash used in operating activities were related to $2.5 million of a planned decrease in inventories consistent with our increase in sales and a decrease in other assets and other current assets of $0.5 million, offset by an increase in accounts receivable of $1.7 million, which is consistent with our increase in sales and a decrease in accounts payable of $0.4 million. We expect cash usage in operating activities in the future to decrease as we expect revenue growth on a sequential quarterly basis.

As of September 30, 2006, our worldwide days sales outstanding in accounts receivable was 52 days, which represents a decrease of 3 days compared to December 31, 2005.  We have credit policies that help us to monitor our collection activities and reduce our credit loss exposure. We continue to improve and modify those policies as our business evolves. Our goal is to consistently improve our days sales outstanding. We may not be able to maintain our current ratio or we may experience less than satisfactory performance in collection due to factors outside of our control such as changes in economic climates.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 was $3.4 million, from sales and maturity of short-term investments of $19.0 million, offset by purchases of investments of $21.4 million and capital expenditures of $1.0 million. Net cash provided by investing activities for the nine months ended September 30, 2005 was $28.9 million, from sales of short-term investments of $66.6 million, from which $35.0 million were converted to commercial paper with a maturity of less than 90 days, partially offset by purchases of investments of $36.4 million and capital expenditures of $1.3 million.

Financing Activities

Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2006 from the exercise of stock options. Net cash provided by financing activities was $23.2 million for the nine months ended September 30, 2005, primarily from the exercise of stock options for $0.3 million and from a private placement completed in August 2005. Our net proceeds from the issuance of approximately 3.2 million shares of our common stock at a price of $7.20 and $8.10 per share were approximately $22.9 million, after deducting offering costs and commissions totaling $0.1 million.

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first nine months of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended September 30, 2006, we recorded stock-based compensation for shares granted prior to, but not yet vested as of the adoption date based on the grant date fair value estimated in accordance with the original previsions of SFAS No. 123, and therefore, we did not restate previously reported amounts. Stock-based compensation expense for all share-based payment awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Refer to Note 5 of our Notes to Condensed Consolidated Financial Statements for a more detailed discussion on stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach, as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.

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

Foreign Currency Exchange Risk:  All of our expenses and our revenues are typically denominated in United States dollars. As a result, we have low exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our assessment of our foreign currency exposure changes, we may consider hedging transactions for risk mitigation.

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

As of September 30, 2006, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2006, the Company repurchased 1,889 shares of restricted common stock at par value in accordance with the terms of a restricted stock agreement. These shares are recorded as treasury stock and the Company holds as of September 30, 2006 a total of 79,752 shares of treasury stock. The shares of restricted stock had a purchase price of $0.003 per share and the Company’s repurchase right with respect to such shares lapsed either in equal installments over three years or at the end of the three years, depending on the terms on the respective shares grants.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under This Program

January 1, 2006 through January 31, 2006	—	—	—	—
February 1, 2006 through February 28, 2006	—	—	—	—
March 1, 2006 through March 31, 2006	—	—	—	—
April 1, 2006 through April 30, 2006	—	—	—	—
May 1, 2006 through May 31, 2006	—	—	—	—
June 1, 2006 through June 30, 2006	—	—	—	—
July 1, 2006 through July 31, 2006	1,889	$0.003	—	—
August 1, 2006 through August 31, 2006	—	—	—	—
September 1, 2006 through September 30, 2006	—	—	—	—
TOTAL	1,889	—	—	—

(1) The Company purchased a total of 1,889 shares of restricted stock during year 2006 year-to-date in accordance with the terms of the Restricted Stock Purchase Agreements relating to such shares.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.

By: /s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and
Chief Financial Officer

Date: November 7, 2006

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.