Form 10-K
period 2006-12-31
CONCEPTUS INC
filed 2007-03-15
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-27596

CONCEPTUS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3170244
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

331 East Evelyn

Mountain View, CA 94041

(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 962-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.003 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the shares of common stock of the Registrant held by non-affiliates was $131,684,000 based upon the closing price of the common stock on the Nasdaq Global Market on June 30, 2006. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 29,367,411 shares of Registrant’s Common Stock issued and outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This annual report on Form 10-K, and in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words “believes,” “anticipates,” “intends,” “expects,” “plans,” “should,” “will,” “seeks” and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion or any acquisition; our dependence on suppliers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-K. These factors are discussed in more detail below. Given these uncertainties, persons evaluating our business are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Market, Ranking and Other Data

This Form 10-K contains various estimates related to the women’s healthcare, contraception and medical device markets. Some of these estimates have been included in studies published by government agencies and market research firms and some are our estimates and are based on our knowledge and experience in the markets in which we operate. Additionally, other estimates have been produced by industry analysts based on trends to date, their knowledge of technologies and markets, and customer research, but these are forecasts only and are thus subject to inherent uncertainty. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

PART I

ITEM 1. BUSINESS

Overview

We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the United States Food and Drug Administration (or FDA). The Essure system uses a soft and flexible micro-insert that is delivered into a woman’s fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The Premarket Approval, or PMA, supplement filed in January 2005 and approved in July 2005 by the FDA supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80%

at three years. The five-year effectiveness was demonstrated in a small portion of women undergoing clinical studies. Five year follow up of all patients in clinical trials is ongoing.

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

We believe that, in addition to women that have completed childbearing, the Essure procedure also appeals to women who are in search of permanent birth control and who are currently using either temporary birth control methods or no birth control method. The Essure procedure is also a good choice for women who desire permanent birth control and are not good candidates for a surgical tubal ligation, including obese women, those with multiple previous surgeries and/or contraindications to general anesthesia. During the Phase II of the clinical study for the Essure procedure, over a follow up period of four or five years, 99% of the women who were treated with the Essure procedure rated their tolerance to the implanted Essure device as “good” to “excellent”. Additionally, at all visits subsequent to one-week post device placement, at least 98% of the women rated their comfort as “good” to “excellent”. At all study visits through four years follow up, at least 97% of women rated their overall satisfaction as “somewhat satisfied” to “very satisfied”. Excluding the day of the Essure placement procedure, 92% of the patients in the Pivotal trial who were employed returned to work in one day or less. The safety and recovery profile of the Essure procedure is one of the reasons that we believe it may be a preferred alternative to currently available methods of permanent birth control.

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

We maintain two websites located at www.conceptus.com and www.essure.com. We make available free of charge on or through our websites, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission (SEC). Information contained on our websites is not incorporated by reference into and does not form a part of this Form 10-K.

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

Our strategy in the near term is to focus on the earlier adopters who have already been trained by our professional education group. As of December 31, 2006, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. We intend to increase our call frequency to those doctors by our field representatives, to ensure that physicians understand the favorable reimbursement CPT code recently established, to strengthen referral programs to get women who are interested in the Essure procedure to those doctors, and to continue with our marketing programs to increase awareness on the Essure system among women and the medical community. Additionally, we intend to support doctors advertising campaigns so that they will perform more Essure procedures on a monthly basis.

The Essure device is currently being marketed in multiple countries. In 2001, we were approved to affix the CE Mark to the Essure procedure, indicating that the Essure device is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. In October 2004, the French Medical Device Reimbursement Authority “Comité Économique de Produit Santé”, or CEPS, granted reimbursement status for the Essure procedure in France, an important step for successful commercialization of the product. In 1999, the Essure procedure was listed with Australia’s Therapeutic Goods Administration, or the TGA, which allowed us to market and sell the Essure system in Australia. Later in August 2004, the Australian Department of Health, Medical Services Advisory Committee, or MSAC, division recommended against public funding for the Essure procedure, citing insufficient evidence for safety, effectiveness and cost effectiveness. The overall market for female sterilization in Australia is very small and we believe that our market penetration will remain limited by the MSAC decision until such time as we are able to submit sufficient long-term data to obtain public funding.

Reimbursement

Market acceptance of the Essure device depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of December 31, 2006, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 40 of the 51 Medicaid programs in the United States. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues.

In the last two years we received positive responses relating to reimbursement, which we believe will help us speed up the acceptance of the Essure device by doctors and patients. Such is the case of the UnitedHealthcare Services, Inc., or UHC, a member of UnitedHealthcare Group and CIGNA Corporation, or Cigna, from which we received coverage in February 2006. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, the Medicare National unadjusted average payment for hysteroscopic sterilization, the CPT code, is $433 when performed in a hospital and $2,017 when performed in a physician’s office. This compares to a Medicare national average payment for tubal ligation, the current standard of care for permanent female sterilization, of $370. In addition, in the CMS Final Rule for the 2007 Outpatient Prospective Payment System or OPPS, which assigns hospital outpatient reimbursement amounts, the CPT code was assigned a Medicare National Average of $2,642. In 2007, the CPT code was moved from Group 4 which had a national average reimbursement of $633 to Group 9 which has a national average reimbursement of $1,339. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

Our Market

Birth control use in the United States is prevalent among a majority of women of reproductive age, 15-44 years of age. According to the 2002 National Survey of Family Growth, or NSFG, conducted by the Centers of Disease Control and Prevention and the National Center for Health Statistics, a periodic survey which provides the most current available statistics on reproductive health in the United States, an estimated 62% of the 61.6 million women of reproductive age in the United States use some form of birth control. The most common method of contraception in the United States among women using birth control, according to the NSFG, was permanent birth control, including tubal ligation and vasectomy, at 36%, followed by oral contraceptives at 31%, and the male condom at 18%. Among women aged 35-44 years that use some form of birth control, female sterilization was the leading method.

According to the NSFG, approximately 13.8 million women in the United States rely on permanent birth control methods, such as tubal ligation and vasectomy. Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States, and the prevalence increases with age and number of children. Approximately 89% of women in the United States who have had tubal ligation have two or more children, according to the NSFG. According to the same source, among the women in the United States who have had tubal ligation, approximately 70% are between the ages of 35 and 44.

In addition to permanent birth control procedures, the NSFG estimated that approximately 24.3 million women in the United States use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Included in this group, according to the same source, are approximately 7.6 million women who have two or more children, which we believe makes them more likely to consider permanent forms of birth control. Furthermore, researchers in a 1999 article published in Family Planning Perspectives theorized that women may not be completely satisfied with long-term use of temporary methods of birth control. The Family Planning Perspectives article reported that 44% of women using temporary birth control change methods for a method-related reason within 12 months, increasing to 61% by 24 months. The NSFG reported the percentage of women who ever used a selected method of contraception and then discontinued the use of that method due to dissatisfaction. These results indicated that 29.2% discontinued the pill, 11.9% discontinued the male condom, 42.3% discontinued Depo-Provera™, and 41.6% discontinued Norplant™. From these groups, some women discontinued more than one method of birth control. The most common reason for discontinuation of hormonal methods was side effects. The most common reason for discontinuation of the male condom was the partner’s dissatisfaction with the method. For these reasons, we believe our market includes not only women who desire permanent birth control, but potentially also women who have completed childbearing but are using either temporary birth control methods or no birth control method at all because no viable non-incisional alternative to tubal ligation has been available until now.

Based on data from the CDC’s 2002 National Survey of Family Growth, the following chart summarizes birth control methods used by women using contraception between the ages of 30-44 in the United States:

	Age 30-34	Age 35-39	Age 40-44
Fertile women (% of U.S. women in reproductive age, within their age range)	60.8%	47.1%	30.4%
Method:
Tubal ligation	28%	41%	50%
Pill	31%	19%	11%
Condom	17%	16%	12%
Vasectomy	9%	14%	18%
All others	15%	10%	9%

Worldwide, there is a larger market for permanent birth control. The most current and available report on worldwide birth control statistics is the United Nations World Contraceptive Use 2005 report on birth control methods used by reproductive couples. According to the report, 61% of women aged 15-49 years were using a form of contraception. The report indicated that tubal ligation, the leading birth control method worldwide, was used by 21% of the reproductive couples, followed by intrauterine devices, or IUDs, at 14%, and oral contraceptives at 8%.

Other Available Permanent Birth Control Methods

Tubal Ligation.   Tubal ligation is the most common form of permanent birth control used by women in the United States according to the CDC’s 2002 National Survey of Family Growth. It combines high effectiveness with no required user compliance and a very low risk of long-term side effects. However, the difficulty in accessing the fallopian tubes makes it necessary to perform incisional surgery to perform the procedure. The two most common methods of tubal ligation are laparoscopic tubal ligation and tubal ligation performed by mini-laparotomy or laparotomy. These methods of tubal ligation have a one-year effectiveness rate of approximately 99.5% and a five-year effectiveness rate of approximately 98.7%.

Laparoscopic tubal ligation, the least invasive method of tubal ligation, requires one to two punctures to be made in the abdomen and carbon dioxide gas to inflate the abdomen to improve visibility and access for the surgeon. The fallopian tubes are then ligated by cutting or cauterizing, or by mechanical occlusion using clips or rings. Because laparoscopic tubal ligation requires penetration of the abdomen, 97% of laparoscopic tubal ligations are performed under general anesthesia. The typical surgical procedure takes approximately 45 minutes and is followed by four to five hours of recovery time in a hospital setting. Women typically return to normal activities four to six days after a laparoscopic tubal ligation. Tubal ligation by laparotomy is a more invasive method of tubal ligation due to a more extensive incision and is associated with a higher rate of complications and longer hospital stays and recovery periods.

In 1992, the CDC reported the result of a large, prospective trial conducted between 1978 and 1988 of women undergoing tubal ligation by either laparoscopy or laparotomy, and reported that major complications occurred in 1.6% to 5.7% of the cases. The most frequent major complication with laparoscopy was unintended major surgery due to unexpected bleeding, hematoma formation or stomach/bowel perforation. The major complications reported with laparotomy were fever morbidity and re-hospitalization due to pelvic abscess, pulmonary abscess, pulmonary embolus and bowel obstructions.

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

In addition to the complications reported in the public research literature, a report entitled Summary of Safety and Effectiveness for the Filshie Clip PMA, which is available on the FDA’s website, also noted the following complications: pelvic pain (35.7%), menstrual pattern changes (12.3%), back/shoulder pain (6.0%), nausea/vomiting (4.0%) and headache (3.0%).

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

Other Available Temporary Birth Control Methods

Oral contraceptives and drug delivery systems.   Birth control pills and other hormone delivery systems offer temporary birth control to women. Birth control pills contain female hormones and require a daily pill-taking regimen in order to stop the ovaries from releasing eggs. According to Contraceptive Technology, 18th revised edition, the birth control pill has a “perfect use” failure rate of 0.3% but a “typical use” failure rate of 8.0% in the first year of use. This method has a relatively high failure rate because of imperfect user compliance, an inherent problem with many methods of temporary birth control. Many physicians will not prescribe birth control pills to women over the age of 35 who smoke cigarettes because of the potential for serious side effects. Some of the risks associated with the pill are an increased risk of heart attack, stroke and blood clots.

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

Condoms and diaphragms.   Condoms are male contraceptives that may also protect against sexually transmitted diseases. Diaphragms are soft, flexible, cup-shaped products that are placed inside of a woman’s vagina and over the cervix in order to prevent the sperm from entering the uterus and fertilizing the egg. Although condoms and diaphragms have very limited side effects, these methods have relatively high first-year failure rates primarily due to imperfect user compliance. According to Contraceptive Technology, 18th revised edition, the first-year “typical use” failure rates are 15% for condoms and 16% for diaphragms.

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

The Essure Product

We developed the Essure system in response to what we perceived as a market need for a permanent, less invasive and less costly alternative to tubal ligation.

The Essure micro-insert is designed to be placed into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive tubal access delivery system. The delivery system is a disposable plastic handle with a thumb-wheel that is connected to our proprietary guidewire and catheter system. The micro-insert is constructed of a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy, called Nitinol, and a layer of polyethylene terephthalate, or polyester fibers, wound between the inner coils. All of these materials have been used in the body for a variety of different applications, including cardiovascular surgery, for many years. Nitinol, a shape-memory metal, has been used in cardiovascular and peripheral vascular stents. Polyester fiber, proven to promote tissue in-growth, has been used in a variety of other medical applications, including artificial heart valves and vascular grafts. Stainless steel has been used in numerous long-term medical applications. An Essure micro-insert is deployed into each of the woman’s fallopian tubes using a hysteroscope. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the micro-insert. When released, the micro-insert automatically expands to the contours of the fallopian tube. Over a three-month time frame, the polyester fibers within the micro-insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing pregnancy.

On July 17, 2003, we announced introduction of a new delivery catheter for the Essure system, the “coil catheter,” in the United States, Australia and Canada. A clinical study, performed in Australia, demonstrated a higher placement rate with the coil catheter than with the previous delivery catheter. In the clinical study, 101 of 103 patients achieved bilateral placement. These placements were performed by 5 investigators, most of whom had extensive experience with the Essure system. This translates to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. The Essure system is being marketed with this claim in Australia, Canada and the European Union. Any claim in the United States that would change the 86% first procedure bilateral placement rate, which was based on the original version of the Essure delivery catheter as studied in the Pivotal Trial, was subject to approval by the FDA. In March 2005, we filed a PMA supplement with the FDA in order to obtain approval to early terminate our post-approval study and recognize the findings from that study on our label. In September 2005, we received such approval from the FDA. Although the treatment of the total number of patients required by the FDA had not been completed, the data obtained for the study provided us with the ability to request an early termination. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA.

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

In addition, the Essure procedure has proven to have high patient satisfaction in our clinical trials. Clinical data submitted to the FDA in our Annual Report to PMA shows that Phase II study patients’

tolerance to wearing the Essure device up to four years was rated as “good” to “excellent” in 99% of women at all visits through November 2003. Among women from our Pivotal trial who have worn the micro-inserts up to three years, at least 97% reported their comfort with the Essure device as “good” to “excellent” at all visits. Satisfaction was rated “somewhat satisfied” to “very satisfied” in at least 98% of visits through two years. At three-year follow-up (reporting as of November 2003), 92% of women reported their overall satisfaction as “somewhat satisfied” to “very satisfied.” Excluding the day of the Essure placement procedure, 92% of women in our clinical trials who were employed returned to work in one day or less.

We did not conduct a clinical trial to compare the Essure procedure to laparoscopic tubal ligation. We believe, however, based on current data from our Pivotal trial and published reports on laparoscopic tubal ligation, that the Essure placement procedure has the following key advantages over laparoscopic tubal ligation:

	Essure Procedure	Tubal Ligation
Procedure	Transcervicalà Non-incisional	Incisionalà Abdominal incision or puncture
Typical anesthesia	Local, IV sedation	General
Average endoscopic procedure time	13-18 minutes	Not measured
Average total procedure time	35 minutes	Approximately 30-45 minutes
Average post-op recovery time	45 minutes	4-5 hours
Where performed	Outpatient/hospital, surgi-center or doctor’s office	Inpatient/hospital or surgi-center
Average return to regular activities*	1-2 days	4-6 days

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

•       No risks associated with hormones, which are used in hormone-based contraception.

•       No recurring management of contraception usage as compared to non-permanent contraception methods, such as the birth control pill, implants and injectables.

Benefits to physicians and hospitals

•       Short and relatively easily performed procedure.

•       No risks associated with incisions and use of general or regional anesthesia. Although the percentage of office-based procedures is growing, the majority of the Essure placement procedures are currently performed in hospital operation rooms or surgery centers using conscious sedation (such as IV sedation) combined with a local anesthesia (such as a paracervical block). General anesthesia is not typically used unless required by hospital protocol, or if the physician intends to perform some concomitant procedure that requires general anesthesia, or if requested by the patient. We believe over time, as the experience and comfort level of the physicians increase, the majority of Essure procedures will be done in an ambulatory surgical center or physician office with less anesthesia.

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

•       Not all women who undergo the Essure procedure will achieve successful placement of both micro-inserts. Approximately 1 out of every 7 women in the Essure Pivotal and Phase II clinical studies did not achieve successful placement of both micro-inserts during the first placement procedure. Some of these women who chose to undergo a second procedure achieved successful placement of both micro-inserts during the second procedure, and subsequently were able to rely on the Essure device for contraception. We have subsequently introduced a new delivery catheter for the Essure system, the “coil catheter”, which demonstrated a higher placement rate in our clinical study performed in Australia. In the clinical study, 101 of 103 patients achieved bilateral placement with the coil catheter, which translated to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. Further, based on the findings of a post-approval study performed in the commercial setting, up to 1 out of every 12 women may not achieve successful placement of both micro-inserts during the first placement procedure.

•       The Essure procedure is newer than other procedures and therefore does not yet have long-term safety and effectiveness data as compared to other procedures.

•       Removal of the Essure micro-inserts requires surgery; and removal is not intended for procedure reversal since the Essure system is not reversible.

As with all medical procedures, there are risks associated with the Essure device and the Essure procedure. Because there are no abdominal incisions or punctures and general or regional anesthesia is typically not required, the risks associated with the Essure procedure are more typical of hysteroscopic procedures and are of a lesser severity than those of procedures that require invasion of the abdominal cavity. This is typified by the minor nature of most of the adverse events reported in our clinical trials to date. The most frequent risk with the Essure procedure is the inability to rely on the micro-insert for contraception, due primarily to lack of micro-insert placement and less frequently to misplacement of the micro-insert. Based on data gathered in our clinical trials, adverse events, which prevented reliance on the Essure device for contraception, were reported as follows: failure to place 2 micro-inserts in first procedure (14%), initial tubal patency (3.5%), expulsion (2.2%), perforation of fallopian tube (1.5%), or other unsatisfactory device location (0.6%). All of the patients in the Pivotal and Phase II clinical studies who experienced tubal patency at the 3-month HSG were found to have bilateral occlusion at a repeat HSG performed at approximately 6 months after the Essure procedure. In addition, all of the patients in the Pivotal clinical study who chose to undergo a second Essure procedure following a micro-insert expulsion achieved successful micro-insert placement and were subsequently able to rely on Essure for contraception. The majority of women report mild to moderate pain immediately after the Essure procedure. The most frequent adverse events and side effects reported as a result of the hysteroscopic procedure to place the micro-inserts were as follows: cramping (29.6%), pain (12.9%), nausea/vomiting (10.8%), dizziness/fainting (8.8%) and spotting/vaginal bleeding (6.8%). Hypervolemia, an increase in blood volume, occurred in <1% of cases. During the first year of reliance on the Essure system for contraception (approximately 15 months after micro-insert placement), the following episodes were reported as at least possibly related to the Essure micro-inserts: back pain (9.0%), abdominal pain (3.8%), and dyspareunia (painful intercourse) (3.6%). All other events occurred in less than 3% of women. In addition, most women reported spotting for an average of three days post-procedure, and one-third reported pain on the day following the procedure, with little pain reported on subsequent days. Also, occurrences of back/abdominal/other pain, headache, gas/bloating and transient menstrual changes were reported. Persistent pain was not reported by any women, and persistent menstrual changes were reported in less than 2% of women, with virtually equal percentages of women reporting heavier than normal menstrual flow and lighter than normal menstrual flow.

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

In April 2002, based on data from our trials, we submitted our PMA application to the FDA, which was granted an expedited review. In November 2002, we received formal notification from the FDA for the approval of the Essure device. The following table summarizes placement procedure data from our two clinical trials as of October 2002:

	Pivotal Trial	Phase II Study
Number of women undergoing a placement procedure	518	227
% of women with micro-inserts placed in both fallopian tubes after 1st attempt	86%	86%
% of women with micro-inserts placed in both fallopian tubes after 2nd attempt	90%	88%
Average hysteroscopic procedure time for placement of micro-inserts	13 minutes	18 minutes
“Good” to “Excellent” rating of patient tolerance of procedure	88%	89%
Adverse event rates preventing reliance on the Essuredevice	3.0%*	3.0%

                 * Does not include the nine women who were able to rely on the Essure device after a successful second procedure.

Based on clinical trial data, the Essure device has been demonstrated to be 99.80% effective at three years of follow-up. As of January 2005, we accumulated sufficient patient follow-up data from the Phase II and Pivotal clinical trials for a four and five year effectiveness claim. We filed a PMA supplement with the FDA in March 2005 for a four and five year effectiveness claim consistent with the three-year claim. In September 2005, we received approval from the FDA to early terminate our post-approval study and recognize the findings from that study on our label. Although the treatment of the total number of patients required by the FDA had not been completed, the data obtained for the study provided us with the ability to request an early termination. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA.

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

Our sales and marketing strategy is to market the Essure device primarily to gynecologists while building interest and awareness among consumers and general practitioners. Through the use of public relations and targeted advertising, we intend to increase awareness of the Essure procedure among consumers, general practitioners and the broader medical community. In this regard, we conduct regional advertisement in a variety of magazines, such as Parents and Self and we continue to attend meetings for the American Association of Gynecologic Laparoscopists (AAGL) and American College of Obstetricians and Gynecologists (ACOG) organizations and women’s health care societies. We also continue to conduct a variety of marketing programs to develop awareness and promote the product.

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

We are also increasing the size of our sales force so as to increase our call frequency on physicians. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the office environment.

In order to focus our resources domestically, we decided to market and sell our product in Australia through a third party distributor which resulted in closing down our direct operations in January 2005. In January 2004, we completed the sale of our wholly-owned French subsidiary for a nominal amount to an investor group comprised of our former French management team, and signed a long-term exclusive distribution agreement for the Essure device with the acquiring group for the European, Middle East and African markets. The sale agreement includes a call option that is intended to enable us to repurchase the French company. The distribution agreement was intended to allow us to conserve our resources by eliminating the funding requirements necessary to develop those markets so that we can focus on the larger U.S. market. In February 2007, we amended the call option and distribution agreement with our French distributor. The amendment provided that we will exercise the call option sometime between January 1, 2008 and January 2, 2009, subject to the satisfaction of certain conditions. In connection with agreeing to exercise the call option under these circumstances,  we concurrently amended the distribution agreement such that we will increase the price at which we sell the Essure device to our French distributor and that we will not exercise the call option in 2007.

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

In early 2003, we targeted large-group gynecological practices in the United States with the goal of training, inclusive of preceptorship, approximately 700 physicians by the end of 2003. During the second quarter of 2003, we started to focus on one-on-one training sessions for new physicians who have pre-scheduled Essure cases. This is to accelerate the training process and to control training costs. As of December 31, 2006, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. Our accomplishment in obtaining the number of physicians trained provides us with a strong referral base within major metropolitan areas we have targeted, and we believe also creates the leverage to help us gain additional reimbursement coverage. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately.

REIMBURSEMENT

Obtaining physician fee and device reimbursement for the Essure procedure is an important step toward successful commercialization of the Essure system in the United States and internationally. Regardless of the country and its type of reimbursement system, physician advocacy of our product, together with studies demonstrating clinical and cost effectiveness, is required to obtain adequate reimbursement.

In the last two years, we focused on gaining additional insurance coverage for the Essure procedure, which despite our  previous success, remains a significant barrier to stronger growth. In July 2005, we obtained approval from UHC, which serves more than 18 million people across the United States. As with all healthcare plans, coverage varies and is dependent upon the individual’s specific benefit plan. In February 2006 we also received approval from Cigna, which serves approximately 10 million people across the United States and is the final major private payer from whom we required a coverage decision. In 2007, we intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues.

In August 2004, the Australian Department of Health, Medical Services Advisory Committee, or MSAC, division recommended against public reimbursement for the Essure procedure, citing insufficient evidence for safety, effectiveness and cost effectiveness. The overall market for female sterilization in Australia is very small and we believe that our market penetration will remain limited by the MSAC decision until such time as we are able to submit sufficient long-term data to obtain public reimbursement.

United States

Health care providers in the United States typically rely on third-party payers, specifically private health insurers, and government programs such as Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Access to these funds is based on coding systems that are specific to procedure type and typically separate physician fees and fees paid to the facility. In most cases, facility fees include payment for the medical device and are generally paid at rates negotiated between the providers (e.g., hospitals) and third-party payers. We have hired a group of reimbursement specialists who are actively working with physicians, facilities and payers to establish reimbursement for the Essure procedure. Payer reimbursement affects the pace of physician adoption of the Essure procedure because facilities habitually check with payers to determine the patient’s applicability of coverage and the payer’s policy of reimbursement for the costs of a new procedure. We expect that once a facility has established a track record of claims paid by third-party payers, the pace of adoption for subsequent physicians will be more rapid than that of the initial physicians.

International

Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

In 2004 and 2005, we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. In 2004, we also received one unfavorable government response, the MSAC decision, that we do not consider material to our future financial results or expectations for the world-wide acceptance of the Essure procedure by doctors and patients. We believe that the overall market for female sterilization in Australia is very small and that our market penetration in that country will remain limited by the MSAC decision until we are able to submit sufficient long-term data to obtain public funding.

In Europe, consultants are assisting us in developing a strategic plan to obtain reimbursement in a number of European countries. In France, we obtained official reimbursement under certain conditions for the Essure device in February 2005 for the term of two years with the Haute Autorité de Santé, or HAS. This conditional approval requires the procedure to be reserved for patients who have a potential laparoscopic risk. In addition, it requires a follow up to demonstrate the safety of the Essure device, for which we are conducting a multicenter study. The results of this study were filed with the HAS at the end of 2006, upon which a final reimbursement position is expected during 2007.

MANUFACTURING

Our product, the Essure device, is manufactured by Accellent, Inc. (formerly known as Venusa, Ltd.), or Accellent, located in Mexico and the United States. The manufacturing facility was approved by the FDA in April 2004 and we transitioned the majority of our commercial production to Accellent by the end of 2004. In November 2005, we signed a new renewable agreement for three years with Accellent for the manufacturing and procurement of inventory. Since November 2005, we have been producing product in manufacturing volumes to meet sales forecasts and demands. We are currently working with Accellent to increase our production of volumes to meet the current sales and future demands. We intend to maintain only limited manufacturing activity at our headquarters in Mountain View, California.

Our agreement with Accellent provides that they will continue to use our qualified suppliers of materials and components, unless we agree otherwise. We conduct periodic quality audits of our key suppliers. Most components, including nickel titanium alloy, delivery wires, the inner release catheter tubing and stainless steel wires, are available from more than one source and we intend to qualify at least two sources for certain components. Currently, the only single source supplier component is the polyester fiber. The polyester fiber causes the necessary tissue in-growth, is made to our specifications and currently has only one qualified source supplier. However, we have accumulated a quantity of this material that exceeds our anticipated production needs for the next several years. We are in the process of qualifying a second source supplier for this fiber.

Our manufacturing facility and Accellent’s manufacturing facilities are subject to periodic inspection by regulatory authorities. Our quality management system is subject to FDA Part 820—Quality System Regulations. These regulations require that we conduct our product design, testing, manufacturing and quality control activities in conformance with these regulations and that we maintain our documentation and records of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch and is registered with the FDA. In addition our manufacturing facility has received EN/ISO 13485 Quality Management Systems certification and our quality system is in compliance with the European Union Medical Device Directive 93 /42/EEC, allowing us to affix the CE Mark to our products after assembling appropriate documentation. EN/ISO 13485 Quality Management Systems standards have been developed to harmonize standards for the design, manufacturing and distribution of medical devices. Quality operations have been developed to comply with worldwide regulatory requirements that companies know the standards of quality on a worldwide basis.

RESEARCH AND DEVELOPMENT

Our research and development activities are performed by a product development, process engineering, intellectual property and regulatory/clinical research staff. Research and development expenses for 2006, 2005 and 2004 were approximately $4.4 million, $4.3 million and $4.1 million, respectively. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and enhancements along with management of the on-going clinical trials. It is R&D’s goal to launch product enhancements over the coming years, which are intended to result in a lower cost of the device, improved ease of use of the Essure system and simplified packaging systems.

INTELLECTUAL PROPERTY

Our policy is to protect our proprietary position aggressively by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, a division of Boston Scientific Corporation, we have filed device and method patents for the use of our product in new clinical applications and have pursued patents for several of our other inventions and developments. As of January 30, 2007, we had 19 published U.S. patent applications, 26 U.S. issued patents, and 25 foreign and/or international patent applications pending and 59 issued foreign patents. Our issued patents include claims relevant to transcervical fallopian tube occlusion devices and methods, guidewire manipulation, a guidewire design, fallopian tube visualization, electrosurgical instruments and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device.

We obtained an exclusive license in the field of reproductive physiology to technology developed by Target Therapeutics. In addition, we have granted to Target Therapeutics an exclusive license to our technology in certain fields of interventional medicine outside of reproductive physiology. Our exclusive license of Target Therapeutics’s technology encompasses certain technology developed by Target Therapeutics as of February 1, 1996. We do not have any preferential rights to technology developed by Target Therapeutics after that date. The license from Target Therapeutics includes patents which relate to the design of its micro-catheters (the initial patent for which expired in June 2006), certain aspects of guidewire design and other important aspects of micro-catheter, guidewire and micro-coil technologies. In addition, should any of our Target Therapeutics technology be found to infringe upon a third party’s patent rights, it may affect our ability to develop, market and sell additional products in the future. Finally, Target Therapeutics has the right to terminate our license if we materially breach the terms of the license. If the Target Therapeutics license were terminated, it might affect our ability to develop, market and sell additional products in the future.

We believe that we are free to make and sell our product, and that our product and its intended use does not infringe any valid patent rights of any other party. However, a third party, Ovion, Inc., (a subsidiary of American Medical Systems Holdings, Inc), or Ovion, brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believes that the claims of its patent and application cover Essure and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. We are obligated to pay 3.25% of the accumulative revenue derived from sale of the Essure system in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement. In accordance with the terms of the settlement agreement, our prepaid royalties will be fully amortized when cumulative net sales of Essure system reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. We are amortizing the prepaid royalties to cost of goods sold using this effective rate. Prepaid royalties were approximately $0.9 million and $1.5 million as of December 31, 2006 and  2005, respectively. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion’s claims should be included within our own patents, and we requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of, the claims. We believe that we filed our patent applications for the Essure device before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the patent office, which might occur if interference is declared and if we are found to have priority of invention.

GOVERNMENT REGULATION

The research, development, manufacture, labeling, distribution and marketing of our product are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies.

United States Regulation

The manufacture and sale of our product are subject to extensive regulation by numerous governmental authorities, principally the FDA as well as state and foreign agencies. In particular, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The FDA requires that all medical devices introduced to the market either be preceded by a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved PMA. A PMA application is approved when the FDA has determined that we have submitted clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications, or for devices that are not of the same type or substantially equivalent to a device in commercial distribution prior to 1976. The Essure device is regulated by the FDA and received FDA approval for commercialization in the United States on November 6, 2002. If we or Accellent, our third party manufacturer, do not comply with applicable regulatory requirements, we may be subject to warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of approvals and criminal prosecution, among other penalties.

The FDA imposes numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We and Accellent, will be required to adhere to applicable FDA and other regulations, including testing, control and documentation requirements. Ongoing compliance with the Quality Systems Regulations and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, as well as foreign health authorities. In July 1994, our San Carlos facility was inspected by the California Department of Health Services, and we were subsequently granted a California medical device manufacturing license. In February 1997, our facility was inspected by the California Department of Health Services, and we were granted a California drug manufacturing license. In March 1997, we were inspected by the FDA, with no action indicated and we became ISO 9001 certified in December 2000. In July 2002, we successfully passed another FDA inspection and, partly as a result, received our PMA approval in November 2002. As part of the conditions of approval, we are required to provide data annually to the FDA in order to gather long-term safety and effectiveness data on the Essure system. We are also required to conduct a post approval study in the United States with certain newly trained physicians to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. We are also subject to regulation by the United States Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our product are subject to change. We cannot predict what impact, if any, such changes might have on our future ability to manufacture, market and distribute the Essure system.

International regulation

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. The Essure system is listed with Australia’s Therapeutic Goods Agency. The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. We received permission to affix the CE Mark to the Essure device in February 2001. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. Some countries in which we currently operate or contemplate to operate either do not currently regulate medical devices or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could delay or prevent us from marketing the Essure system in these countries.

COMPETITION

We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of reversible birth control for both women and men.

We are aware of a company that is in the clinical stages of development for non-incisional permanent contraception devices. In addition, new competition and products may arise due to mergers or acquisitions performed by external parties and other companies may develop products that could compete with the Essure system. Moreover, the medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval impacts remarkably a company’s competitive position. As a result, our success will depend in part on our ability to respond promptly to medical and technological changes through the development and commercialization of new products. Competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system.

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

EMPLOYEES

As of December 31, 2006, we have 181 full-time employees, consisting of 22 in manufacturing, 14 in research and development, 116 in sales and marketing and 29 in general and administrative functions. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

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

We are presently a one product company and if our product fails to gain market acceptance, our business will suffer.

Notwithstanding FDA approval to market the Essure system in November 2002, the Essure system is a novel product compared to other products in the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. We do not know whether physicians and patients will accept our product or whether we will be able to obtain their recommendations or endorsements in sufficient amounts to be profitable. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. We are dependent on the Essure system, which is currently our only commercial product. If the Essure system does not achieve significant market acceptance among physicians, patients and healthcare payers, even if reimbursement levels are sufficient and necessary U.S. and international regulatory approvals are maintained, we may never achieve significant revenues or profitability.

We have a limited history of operation with the Essure system and since inception, have had a negative cash flow from operations and incurred operating losses. We expect to incur operating losses for the foreseeable future and we may never achieve or maintain profitability.

We have a limited history of operation with the Essure system and since our inception in 1992, we have had a negative cash flow from operations and have incurred operating losses, including operating losses of $19.8 million in fiscal year 2006, $22.7 million in the fiscal year 2005 and $26.6 million in fiscal 2004. We expect to continue to incur significant operating expenses and net losses as we continue sales and marketing efforts in the United States. Our net loss will continue until sufficient revenues can be generated to offset these expenses. These losses have caused and will cause our stockholders’ equity and net current assets to decrease. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and our ability to satisfy our obligations in the future.

If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

In September 2005, we received FDA approval to terminate our post-approval study with physicians newly trained in performing the Essure procedure due to the positive placement data obtained to date. The purpose of the post-approval study, required by FDA as a condition of the November 2002 approval of the

Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained provided us with the ability to request an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been reclassified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA.

Nevertheless, the long-term results of using the Essure device will not be available for several years. If long-term studies or clinical experience indicate that the Essure system is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

Our advertising campaigns may not be successful.

Our advertising programs, which are aimed at increasing consumer awareness for our product, are generally expensive and may have limited success, if any. We have recently increased the number and extent of these advertising programs to make more women aware of the Essure procedure. Such campaigns require consumers to make contact with an Essure trained physician, often involving a referral from their primary care physician, and to then be provided information regarding birth control options by the physician, be preauthorized for insurance reimbursement and then be scheduled for the procedure. Many of these steps are not within our control, and the programs may not result in revenue generation commensurate with their costs.

If we fail to manage any expansion or acquisition, our business could be impaired.

We may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business and any such acquisition could bring additional risks, exposures and challenges to our company. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products or companies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products or companies, our stockholders may experience substantial dilution. If we fail to manage any expansion or acquisition, our business could be impaired.

We face intense competition, and if we are unable to compete effectively, demand for the Essure system may be reduced.

The medical device industry is highly competitive and is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company’s competitive position. As we commercialize the Essure system, we expect to compete with:

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

We are aware of a company that is in the clinical stages of development for non-incisional permanent contraception devices. In addition, new competition and products may arise due to mergers or acquisitions completed by others. Our competitors may be acquired by companies with greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system. For example, a December 2006 press report linked a decline in the price of our common stock with the announcement that a competitor had asked the FDA to approve its permanent birth control product. In February 2007 that competitor announced entering into a definitive merger agreement with a well capitalized medical device company. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future.

We, our contract manufacturer and our subcontractors may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business.

As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain good manufacturing practice regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our contract manufacturer, component suppliers and other subcontractors are also required to meet certain standards applicable to their manufacturing processes.

In April 2004, we received FDA approval to begin manufacturing the Essure product at Accellent, Inc., or Accellent, formerly named Venusa, our third-party subcontractor located in Mexico. We transitioned almost all of our internal manufacturing operations to Accellent by the end of 2004 to manufacture the components and assemble our product. Similarly, we have subcontracted with Sterigenics International to handle the sterilization of our products. We cannot assure you that we, our contract manufacturer, component suppliers or other subcontractors will be able to maintain compliance with all regulatory requirements. The failure by us or contract manufacturer, component suppliers or other subcontractors to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, in the case of our contract manufacturer, component supplier or subcontractor, until a new manufacturer, supplier or subcontractor has been identified and evaluated. In addition, our failure to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Furthermore, we cannot assure you that if we find it necessary to engage new manufacturers, suppliers or subcontractors to satisfy our business requirements, that we will be able to locate new manufacturers, suppliers or contractors who are in compliance with regulatory requirements. Our failure to do so could have a material adverse effect on our business.

We may experience disruption in supply due to our dependence on our contract manufacturers to supply our commercial product requirements and our inability to obtain suppliers of certain components for our products.

Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages or environmental factors. In addition, we and our third party manufacturer purchase both raw materials used in our product and finished goods from various suppliers, and we rely on a single source supplier for certain components of our product. Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we or our contract manufacturer are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business.

Our agreements and contracts entered into with partners and other third parties may not be successful.

We signed in the past and may pursue in the future contracts and agreements with third parties that would assist our marketing, manufacturing, selling and distribution efforts. For example, in January 2004, we completed the sale of our wholly-owned French subsidiary for a nominal amount to an investor group comprised of our former French management team, and signed a long-term exclusive distribution agreement for the Essure device with the acquiring group, Conceptus SAS, for certain markets. The sale agreement includes a long-term call option that is intended to enable us to repurchase Conceptus SAS. In February 2007, we amended the call option and distribution agreement with our French distributor. The amendment provided that we will exercise the call option sometime between January 1, 2008 and January 2, 2009, subject to the satisfaction of certain conditions. In connection with agreeing to exercise the call option under these circumstances,  we concurrently amended the distribution agreement such that we will increase the price at which we sell the  Essure device to our French distributor and that we will not exercise the call option in 2007.

In addition, in January 2005, we decided to market and sell our product in Australia through a third party distributor and closed down our direct operations. We cannot assure you that these agreements or arrangements or any others entered into in the future will be successful.

Government or third party reimbursement for the Essure procedure may not be available or may be inadequate, which would limit our future product revenues and delay or prevent our profitability.

Market acceptance of the Essure system in the United States and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement.

Availability and extent of continued reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We cannot assure you that reimbursement for our product will continue to be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of our product for all indications intended by us. In November 2006, The Centers for Medicare and Medicaid Services, or CMS, published the 2007 Physician Fee and Five Year Review final rule. This rule impacts a variety of medical procedures. In the final rule, the physician global fee for the Essure procedure is reduced to $2,017 for a Medicare non-adjusted national average. The rule also reduces the global payment over a 4-year period by approximately 30%. At the same time, the 2007 Hospital Outpatient Final Rule (HOPPS) increased outpatient hospital payments and ambulatory surgery center payments were increased by 7% and 112%, respectively. We have also had reimbursement reductions in France and have had coverage declined in Australia. We may be unable to obtain or maintain reimbursement in any country within a particular time frame, for a particular amount, or at all, which would limit our future product revenues and delay or prevent our profitability.

We may not maintain regulatory approvals for the Essure system, which would delay or prevent us from generating product revenues, and would harm our business and force us to curtail or cease operations.

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

The FDA and certain foreign regulatory authorities impose numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We are required to adhere to applicable FDA regulations, such as QSR, and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements are monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, and by comparable agencies in other countries.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.

Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as Medicaid programs. The federal Stark law and self referral prohibitions under analogous state laws restrict referrals by physicians and, in some instances, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. These healthcare fraud and abuse laws are subject to evolving interpretations by various state and federal enforcement and regulatory authorities. Under current interpretations of the federal false claims act and certain similar state laws, some of these laws may also be subject to enforcement in a qui tam lawsuit brought by a private party “whistleblower,” with or without the intervention of the government.

If our past or present operations are found to be in violation of these laws and not protected under a statutory exception or regulatory safe harbor provision to the applicable fraud and abuse laws, we, our officers or our employees may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from federal healthcare program participation, including the exclusion of our products from use in treatment of Medicaid or other federal healthcare program patients. If federal or state investigations or enforcement actions were to occur, our business and financial condition would be harmed.

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

As we commercialize the Essure system on a wide scale basis, we may require additional financing and therefore may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•       the rate of product adoption by doctors and patients;

•       obtaining government and third-party reimbursement for the Essure procedure;

•       the liquidity of private insurance systems, as well as the timeliness of payments of government management reimbursement systems;

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

The fluctuation of our quarterly results may adversely affect the trading price of our common stock.

Our revenues and results of operations have in the past and will likely vary in the future from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•       the extent to which the Essure system gains market acceptance;

•       the rate at which physicians are trained to perform the Essure procedure

•       the timing of sales of our products and services;

•       actions relating to reimbursement matters;

•       increases in sales and marketing, product development or administration expenses;

•       the rate at which we establish U.S. and international distribution or marketing partners and the degree of their success;

•       introduction of competitive products; and

•       costs related to acquisitions of technology or businesses

You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Health care reform may limit our return on our product.

The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means. In the United States, there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care, as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the health care system in the United States are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

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

We are required to recognize expense for stock-based compensation related to employee stock options and other share-based payment awards, and we cannot assure you that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.

Medical technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS No. 123(R) had a significant impact on our consolidated statement of operations for 2006 as we were required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123. The application of SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin 107 using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. As a result of the adoption of SFAS 123(R), beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations. Changes to existing rules, including the adoption of FIN 48, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our 2.25% convertible senior notes present certain liquidity and other risks.

In February 2007 we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. The net share settlement feature of the notes may reduce our liquidity. If the notes are convertible, then upon conversion, holders will receive cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share), in certain circumstances. Because we must settle at least a portion of our conversion obligation in cash, the conversion of notes may significantly reduce our liquidity.

On each of February 15, 2012, February 15, 2017 and February 15, 2022, holders of the notes may require us to purchase, for cash, all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a fundamental change occurs, holders of the notes may require us to repurchase, for cash, all or a portion of their notes. In addition, upon conversion of the notes, we must pay the principal return in cash. We may not have sufficient funds to pay the interest, purchase price, repurchase price or principal return when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a fundamental change. These agreements may also make our repurchase of notes, or the cash payment due upon conversion of the notes, an event of default under the agreements. If we fail to pay interest on the notes, to repurchase the notes or to pay the cash payment due upon conversion when required, we will be in default under the indenture for the notes.

As adjusted to include the sale of the notes our total consolidated long-term debt as of December 31, 2006 would have been approximately $86.25 million. In addition, the indenture for the notes will not restrict our ability to incur additional indebtedness. Our level of indebtedness could have important consequences on our future operations, including:

•       making it more difficult for us to meet our payment and other obligations under the notes and our other outstanding debt;

•       resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in any debt agreements that we may have, which could result in all of our debt becoming immediately due and payable;

•       reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•       limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•       placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Provisions in our charter documents, Delaware law and the indenture for our 2.25% convertible senior notes due 2027 could discourage an acquisition of us by a third party, even if the acquisition would be favorable to you.

Protections against unsolicited takeovers in our rights plan, charter and bylaws may reduce or eliminate our stockholders’ ability to resell their shares at a premium over market price. We have a stockholders rights plan which expires on February 27, 2012. Our rights plan may prevent an unsolicited change of control of our company. Our  rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. In addition, the issuance of preferred stock or common stock upon exercise of rights issued under the plan could dilute the voting, liquidation and other economic rights of our stockholders and make it more difficult for a third party to acquire us.

Our charter and bylaws contain provisions relating to issuance of preferred stock, special meetings of stockholders and advance notification procedures for stockholder proposals that could have the effect of discouraging, delaying or preventing an unsolicited change in the control of our company. Our charter provides for our board of directors to be divided into three classes of directors, serving staggered three-year terms. The classified board provision could have the effect of discouraging a third party from making a tender offer or attempting to obtain control of us.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years after the date that such stockholder became an interested stockholder, unless certain conditions are met. Section 203 may discourage, delay or prevent an acquisition of our company even at a price our stockholders may find attractive.

If a “fundamental change” (as defined in the indenture for our 2.25% convertible senior notes due 2027 ) occurs, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In the event of a “make-whole fundamental change,” we also may be required to increase the conversion rate applicable to the notes surrendered for conversion in connection with that make-whole fundamental change. In addition, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions, including the provisions of our charter documents and

Delaware law, could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our security holders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq National Market under the symbol CPTS since the effective date of our initial public offering on February 1, 1996. The following table presents the high and low sale prices for our common stock as reported on the Nasdaq National Market for the period indicated.

	High	Low
Year Ended December 31, 2006:
Fourth Quarter	$23.34	$16.85
Third Quarter	$18.40	$11.35
Second Quarter	$15.84	$12.32
First Quarter	$16.97	$11.72
Year Ended December 31, 2005:
Fourth Quarter	$15.95	$8.84
Third Quarter	$12.24	$5.65
Second Quarter	$8.17	$5.09
First Quarter	$8.70	$6.84

As of February 28, 2007, there were 136 stockholders of record and the last reported sale price of our common stock on February 27, 2007 was $18.78.

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

Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2006, the Company repurchased 12,000 shares of restricted common stock at par value in accordance with the terms of a restricted stock agreement. These shares are recorded as treasury stock.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under This Program
October 1, 2006 through October 31, 2006	—		—	—
November 1, 2006 through November 30, 2006	12,000	$0.003	—	—
December 1, 2006 through December 31, 2006	—	—	—	—
TOTAL	12,000	$0.003	—	—

(1)          The Company purchased a total of 12,000 shares of restricted stock during the last quarter of year 2006 from former employees in accordance with the terms of the Restricted Stock Purchase Agreements relating to such shares.

Performance Graph

The following graph compares the five years cumulative total stockholder return for the Company’s common stock, assuming reinvestment of all dividends, for the period from December 31, 2001 to December 31, 2006 to that of the Nasdaq Stock Market—U.S. Index and the Nasdaq Medical Equipment Index for the period from December 31, 2001 to December 31, 2006. The graph assumes that $100 was invested on December 31, 2000 in the Company’s Common Stock and in each of the comparative indices.

$100 invested on 12/31/01 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of Conceptus, Inc. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements and the related notes, which are not included in this Form 10-K.

	Years Ended December 31,
	2006(1)	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$41,900	$21,169	$11,612	$7,700	$1,650
Cost of goods sold	14,027	8,396	7,112	6,587	3,142
Gross profit (loss)	27,873	12,773	4,500	1,113	(1,492)
Operating expenses:
Research and development	4,366	4,264	4,067	6,048	8,230
Selling, general and administrative	43,318	31,255	27,075	35,256	23,417
Total operating expenses	47,684	35,519	31,142	41,304	31,647
Operating loss	(19,811)	(22,746)	(26,642)	(40,191)	(33,139)
Interest and other income, net	1,324	945	573	663	629
Net loss	$(18,487)	$(21,801)	$(26,069)	$(39,528)	$(32,510)
Basic and diluted net loss per share	$(0.64)	$(0.82)	$(1.05)	$(1.83)	$(1.71)
Weighted-average shares used in computing basic and diluted net loss per share	28,993	26,725	24,754	21,565	18,968

(1)          We adopted SFAS 123(R) on January 1, 2006 and have included employee based stock-based compensation in our results of operations in 2006.

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term
investments(2)	25,838	$32,492	$32,271	$30,863	$70,734
Working capital	26,079	34,589	32,165	27,751	68,272
Total assets	39,751	47,409	42,177	41,850	77,295
Long-term clinical liabilities	—	—	—	193	217
Accumulated deficit	(223,617)	(205,130)	(183,329)	(157,260)	(117,732)
Total stockholders’ equity	31,014	40,171	36,994	33,737	70,714

(2)          Includes restricted cash of $69,000 at December 31, 2005, 2004, 2003 and 2002

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties such as limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion or any acquisition; our dependence on suppliers intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-K. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-K.

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

The Essure system is currently being marketed in multiple countries. In November 2002 we received approval from the FDA to market the Essure system in the United States. In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, the Essure Permanent Birth Control system was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell the Essure system in Australia. In December 2004, we made the decision to terminate our direct subsidiary operations in Australia and convert to an independent distributor. This decision was largely a cost reduction measure due to of the small size of the Australian market and our inability to manage a direct operation to a cash-flow positive position. We have entered into a distribution agreement and the transition was completed in January 2005. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. We currently have distributors in Australia, Canada and France, which covers Europe, Middle East, Africa, Mexico, Central America and South America.

On February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 between Conceptus, Conceptus SAS, or SAS, and the Purchasers party thereto and an amendment to the Distribution Agreement between the Conceptus and SAS, dated January 17, 2004. Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions and also agreed not to exercise the call option in 2007. Pursuant to the amendment to the Distribution Agreement, SAS agreed to increase the price it pays to us for the Essure product.

Effectiveness of the Essure System

In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The Premarket Approval, or PMA, supplement filed in late January 2005 supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of the women undergoing clinical studies. Five year follow up of all patients in clinical trials is ongoing.

In September 2005, we received approval from the FDA to terminate our post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained to date provided us with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been re-classified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study and we will seek to obtain a new placement rate claim for the product using this new data. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA.

Penetration

We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. As of December 31, 2006, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of December 31, 2006, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 40 of the 51 Medicaid programs in the country. We intend to continue our effort to educate payers of the cost-effectiveness of our product, and to establish further programs to help physicians to navigate reimbursement issues.

In July 2005, the UnitedHealthcare Group, or UHC, approved the Essure procedure for reimbursement. In addition, in February 2006, we received coverage from CIGNA Corporation, or Cigna. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, the Medicare National unadjusted average payment for hysteroscopic sterilization, the CPT code, is $433 when performed in a hospital and $2,017 when performed in a physician’s office. This compares to a Medicare national average payment for tubal ligation, the current standard of care for permanent female sterilization, of $370. In addition, in the CMS Final Rule for the 2007 Outpatient Prospective Payment System (or OPPS), which assigns hospital outpatient reimbursement amounts, the CPT code was assigned a Medicare National Average of $2,642. In 2007, the CPT code was moved from Group 4 which had a national average reimbursement of $633 to Group 9 which has a national average reimbursement of $1,339. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors. We expect that the new code, once the process to establish it at all private payers that have given a favorable coverage decision is complete, will significantly ease the burden on a physician’s office in obtaining reimbursement for the Essure procedure and accelerate the coverage of the Essure procedure by private insurance companies and Medicaid. This process is not automatic following receipt of the new CPT code, however, and we anticipate continuing to focus on reimbursement issues for sometime in the future, both to secure our code and payment schedule into the payers’ databases, as well as to help the physician negotiate a favorable contract for payment off that schedule.

In mid-August 2004, the MSAC division recommended against public funding for the Essure procedure, citing insufficient evidence for safety, effectiveness and cost effectiveness. The overall market for female sterilization in Australia is very small and we believe that our market penetration will remain limited by the MSAC decision until such time as we are able to submit sufficient long-term data to obtain public funding.

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

Second, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. From January 1, 2006 to December 31, 2006, we added a substantial number of sales positions and are expecting to add more in 2007. Also, we have included regional distributors of women’s gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in the office environment.

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

Fourth, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure. We may achieve this through radio campaigns, direct mail and print media (magazine) advertisements aimed at increasing consumer awareness.

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

We have experienced significant operating losses since inception and, as of December 31, 2006, had an accumulated deficit of $223.6 million. We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In December 2006 we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we completed a convertible debt offering for an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

We follow accounting principles generally accepted in the United States of America, or GAAP, in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities and revenues and expenses reported in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with policies based on information available at the time. However, actual results could differ from our estimates and could require us to record adjustments to expenses or revenues material to our financial position and results of operations in future periods. We believe our most critical accounting policies, estimates and judgments include the following:

•       Revenue Recognition;

•       Stock-Based Compensation Expense;

•       Excess and Obsolete Inventory;

•       Allowance for Doubtful Accounts;

•       Warranty Obligation;

•       Impairment of Long-Lived Assets;

•       Contingent Liabilities; and

•       Income Taxes.

Revenue Recognition

Our revenue is primarily comprised of the sale of our Essure system. We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulleting No. 104, “Revenue Recognition in Financial Statements”, or SAB 104. Under this standard, the following four criteria must be met in order to recognize revenue:

1.                Persuasive evidence of an arrangement exists;

2.                Delivery has occurred;

3.                Our selling price is fixed or determinable; and

4.                Collectibility is reasonably assured.

The four revenue recognition criteria and other revenue related pronouncements are applied to our sales as described in the following paragraphs.

We recognize revenues from our Essure system when we ship the device. We recognize revenue upon shipment of the system as we have no continuing obligations subsequent to shipment. We do not accept returns of the Essure system. We obtain written authorizations from our customers for a specified amount of product at a specified price and the price is not dependent on actual Essure procedures performed.

We have international distributors in France, Australia and Canada. We recognize revenues upon shipment for sales through these distributors as we have no continuing obligations subsequent to shipment. Generally, our distributors are responsible for all marketing, sales, training and warranty for the sale of the Essure device in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure system and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

Additionally, we require physicians to be preceptored between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. There are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectibility is reasonably assured.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions shown in Note 2 of our Notes to our Consolidated Financial Statements. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock-price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

The expected term of the options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate for periods equal to the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of our stock.

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended December 31, 2006, we recorded stock-based compensation for shares granted prior to, but not yet vested as of the adoption date based on the grant date fair value estimated in accordance with the original previsions of SFAS No. 123, and therefore, we did not restate previously reported amounts. Stock-based compensation expense for all share-based payment awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Excess and Obsolete Inventory

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventory reserves are recorded when conditions indicate that the selling price may be less than the cost. Reserves for potentially excess and obsolete inventories are provided based on historical experience and current product demand. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold. We have not experienced any significant write-off of potentially excess and obsolete inventories in the past. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required and gross margin could be adversely impacted. As of December 31, 2006, 2005 and 2004, our reserves were approximately $0.1 million, $0.2 million and $0.4 million, respectively.

Allowance for Doubtful Accounts

We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers not paying us. However, we account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Our exposure to credit losses may change as we increase our receivables. Changes in customer type and mix, as well as domestic and international economic climate, will also impact potential credit losses. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of our customers were to deteriorate, resulting in an impairment of our ability to make payments, additional allowances may be required. As of December 31, 2006, 2005 and 2004, our allowance for doubtful accounts totaled approximately $167,000, $106,000 and $62,000, respectively.

Warranty Obligation

We provide for the estimated cost or our product warranties at the time revenue is recognized. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experiences and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. Warranty expense will increase as and if we increase our net sales. Warranty reserve rates may change if we change manufacturing process or change our third-party manufacturing contractor. Should actual costs differ from historical experience, increases in warranty expense may be required. Warranty reserves as of December 31, 2006, 2005 and 2004 were approximately $209,000, $70,000 and $68,000, respectively.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment and the Essure license acquired from a patent litigation settlement in 2003 (See Note 10 to Consolidated Financial Statements), whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2006, 2005 and 2004 included property and equipment of $2.9 million, $2.7 million and $1.3 million, respectively, and other identifiable intangible assets of $1.4 million, $1.6 million and $1.8 million, respectively.

Contingent Liabilities

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”, which requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We must assess whether it is “more likely than not” that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At December 31, 2006 we evaluated the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax losses and the current uncertainty of our ability to realize our deferred tax assets a valuation allowance, in an amount equal to our deferred tax assets was recorded.

RESULTS OF OPERATIONS

2006 results compared to 2005 (in thousands, except percentages)

	Years Ended December 31,
	2006		2005		2006-2005
	Amount	%(a)	Amount	%(a)	% Change
Net sales	$41,900	100%	$21,169	100%	98%
Gross profit	27,873	67%	12,773	60%	118%
Research & development expenses	4,366	10%	4,264	20%	2%
Selling, general & administrative expenses	43,318	103%	31,255	148%	39%
Net loss	18,487	44%	21,801	103%	(15)%

(a)           expressed as a percentage of total net sales

Net Sales

Net sales were $41.9 million in 2006, of which 91% were from the United States, 8% were from Europe, and 1% were from other regions. Net sales were $21.2 million in 2005, of which 88% were from the United States, 10% were from Europe, and 2% were from other regions.

The following table summarizes the above information related to net sales by geographic region in a tabular format:

	Years Ended December 31,
	2006	2005
Net sales (in thousands)	$41,900	$21,169
United States of America	91%	88%
Europe	8%	10%
Other	1%	2%

Net sales are attributed to region based on the shipping location of our customers.

The increase in net sales of $20.7 million or 98% is the result of continued commercialization of the Essure system worldwide, and reflects the increasing numbers of physicians entering and completing training in the use of the procedure and higher utilization by trained physicians. We also instituted a domestic price increase during the first quarter of 2006. As of December 31, 2006, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. Our accomplishment in obtaining the number of physicians trained is very important because it provides us with a strong referral base within major metropolitan areas we have targeted. We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to us from inception to-date.

We expect to see higher sales of our Essure system in 2007 as we continue to increase the number of sales representatives in order to provide even greater depth of physician coverage, which in turn we expect will increase physician utilization and the number of physicians performing the Essure procedure in both the hospital and the office setting. Second, we will continue to increase our programs aimed at raising patient awareness of the Essure procedure, such as advertising with physicians and internet marketing.

Gross Profit

Cost of goods sold increased by $5.6 million to $14.0 million in 2006 as compared to $8.4 million in 2005. Gross profit increased $15.1 million to $27.9 million from $12.8 million in 2005. Our gross profit percentage was 67% and 60% for the years ended December 31, 2006 and 2005, respectively. Our gross profit percentage improved throughout the year ended December 31, 2006 and was 69% in the fourth quarter of 2006, as compared to 62% in the fourth quarter of 2005. The improvement in gross profit percentage was primarily the result of the impact of higher volumes on relatively fixed manufacturing costs, lower contractual prices from our third-party manufacturer beginning in fiscal year 2006 and a domestic price increase instituted during the first quarter of 2006.

We anticipate gross margins will improve throughout 2007 due to lower per-unit costs on higher volume, however, our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development

Research and development expenses, increased by $0.1 million to $4.4 million in 2006 as compared to $4.3 million in 2005. The primary reason for the increase results from $0.5 million increase in stock-based compensation due to the application of FAS 123(R) and from expenditures related to product development, clinical affairs and regulatory activities. Our goal in Research and Development is to launch product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance and lower cost of the Essure system. We expect to identify and hire additional research and development personnel in fiscal year 2007 to staff our planned research and development activities, and we expect that these costs will increase in the future in order to maintain our leading position in the market for permanent female birth control.

Selling, General and Administrative

Selling, general and administrative expenses increased by $12.0 million to $43.3 million in 2006 as compared to $31.3 million in 2005. The primary reason for the increase results from higher payroll expenditures of $5.1 million due to the expansion of our U.S. field sales force in 2006, which is meant to provide us with more selling time to focus on physician penetration. Additionally, increases in selling, general and administrative expenses were a result of $1.0 million in headcount increases in departments other than sales, $4.7 million increase in stock-based compensation due to the application of FAS 123(R), higher travel expenses of $0.5 million, higher recruiting expenses of $0.2 million, increase in depreciation and amortization of $0.2 million and $1.8 million in marketing programs and campaigns to increase physician education and patient awareness, partially offset by $1.2 million in lower consulting services, $0.1 million in lower legal and audit fees and $0.2 million in lower rent expense. We expect selling, general and administrative expenses to increase in the future as we expect to hire additional sales professionals and to support patient awareness with increasing radio advertising.

Other Income and Expenses

Interest and other income and expenses of $1.3 million increased by $0.4 million in 2006 compared to $0.9 million in 2005. The increase is due to higher interest income in 2006 due to higher interest rates applied to the investments portfolio. We expect higher interest income in 2007 as a result of investing the proceeds of our convertible senior note offering, completed in February 2007, at a rate in excess of the coupon rate.

Income Taxes

We have not recorded any income tax expense for 2006 and 2005 due to our recurring losses. At December 31, 2006 we had deferred tax assets of approximately $84.9 million. At December 31, 2006 we evaluated the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax losses and the current uncertainty of our ability to realize our deferred tax assets a valuation allowance, in an amount equal to our deferred tax assets was recorded.

2005 results compared to 2004 (in thousands, except percentages)

	Years Ended December 31,
	2005		2004		2005-2004
	Amount	%(a)	Amount	%(a)	% Change
Net sales	$21,169	100%	$11,612	100%	82%
Gross profit	12,773	60%	4,500	39%	184%
Research & development expenses	4,264	20%	4,067	35%	5%
Selling, general & administrative expenses	31,255	148%	27,075	233%	15%
Net loss	21,801	103%	26,069	225%	(16)%

(a)           expressed as a percentage of total net sales

Net Sales

Net sales were $21.2 million in 2005, of which 88% were from United States, 10% were from Europe, and 2% were from other regions. Net sales were $11.6 million in 2004, of which 85% were from United States, 11% were from Europe and 4% were from other regions.

The following table summarizes the above information related to net sales by geographic region in tabular format:

	Years Ended December 31,
	2005	2004
Net sales (in thousands)	$21,169	$11,612
United States of America	88%	85%
Europe	10%	11%
Other	2%	4%

Net sales are attributed to region based on the shipping location of the external customers.

The increase in net sales of $9.6 million or 82% was the result of continued commercialization of the Essure system in the United States, where we have a higher price than our sales to our European distributor.

In early 2003, we targeted groups of gynecological practices with the goal of training, inclusive of preceptorship. As of December 31, 2005, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales.

Gross Profit

Cost of goods sold increased by $1.3 million to $8.4 million in 2005 as compared to $7.1 million in 2004. Gross profit increased in 2005 by $8.3 million to $12.8 million from $4.5 million in 2004. Our gross profit percentage was 60% and 39% for the years 2005 and 2004, respectively. Our gross profit percentage was 62% in the fourth quarter of 2005, as compared to 51% in the fourth quarter of 2004 and it increased from 55% in the first quarter of 2005 to 62% in the fourth quarter of 2005. The improvement in gross profit percentage was primarily the result of our domestic price increase and the transition of the manufacturing activities in 2004 to a third party manufacturer in Mexico. This outsourcing effort decreased our production costs and increased gross profit. In April 2004, we received FDA approval for the process at the third party manufacturer.

Operating Expenses

Research and development expenses, which include clinical, regulatory and product development, increased by $0.2 million to $4.3 million in 2005 as compared to $4.1 million in 2004. Research and development expenditures fluctuate in relation to product development, clinical affairs and regulatory activities.

Selling, general and administrative expenses increased by $4.2 million to $31.3 million in 2005 as compared to $27.1 million in 2004. The primary reason for the increase resulted from higher expenditures in $2.2 million for the expansion of our U.S. field sales force by approximately 22 sales representatives during 2005, which was meant to provide us with more selling time to focus on physician penetration. Additionally, increases in selling, general and administrative expenses were a result of $0.8 million in headcount increase in departments other than sales, $0.7 million for the accrual of bonuses for 2005, $0.7 million in the creation of a new department in sales, $0.5 million in training programs, expenditures of $0.3 million related to the move of our headquarters to new facilities located in Mountain View, California, $0.3 million in consulting fees for the development and enhancement of our internet website, $0.3 million in legal expenditures, $0.1 million in sales consulting and $0.1 million in recruiting of new sales employees, offset by $0.9 million in lower sales expenditures in Australia, lower expenses of $0.5 million in sales and training related to the termination of the agreement with Gynecare, $0.2 for the reduction of Sarbanes-Oxley compliance and technology consulting fees and lower marketing expenses of $0.2 million. In addition, we had limited international expenditures in 2005, since we completed the divestiture of our French subsidiary in January 2004 and the closure of our direct operations in Australia in January 2005. From the latter, all severance costs were completely paid out at the end of January 2005.

Other Income and Expenses

Interest and other income and expenses of $0.9 million increased by $0.3 million in 2005 compared to $0.6 million in 2004. The increase was due to higher interest income in 2005 due to higher interest rates applied to the investments portfolio.

Income Taxes

As a result of our net loss of $21.8 million, we incurred no income tax expense in 2005. As of December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $192.4 million and $107.6 million, respectively. In addition, at December 31, 2005, we had federal and state research credit carryforwards of approximately $2.4 million and $2.3 million, respectively. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have had a change of ownership, utilization of the carryforwards could be restricted.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or Fin 48, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of fiscal 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach, as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation on December 31, 2006. The adoption of the provisions of SAB No. 108 did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant operating losses since inception. As of December 31, 2006 we had an accumulated deficit of $223.6 million. We have financed our operations since inception primarily through equity financings. In February 2004 we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share. Our net proceeds were approximately $23.9 million, after deducting offering costs and commissions. In addition, in August 2005, we finalized a private placement of approximately 3.2 million shares of common stock at a price of $7.20 and $8.10 per share. Our net proceeds, which were approximately $22.9 million after deducting offering costs, were being used to fund operations. In December 2006 we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings. The aggregate initial offering price of all securities sold will not exceed $150,000,000. In February 2007, we completed a convertible debt offering for an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. Refer to “Subsequent Events” on Note 12 for a description of the notes. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

As of December 31, 2006, we had cash, cash equivalents and short-term investments of $25.8 million, compared to $32.5 million at December 31, 2005, which also included a restricted cash balance of $69,000. The decrease of $6.7 million is primarily due to the $8.7 million of cash used in operating activities and capital expenditures of $1.4 million, partially offset by the proceeds of approximately $3.4 million from the exercise of options to purchase common stock and the issuance of shares under the Employee Stock Purchase Plan.

Operating Activities

Net cash used in operating activities was $8.7 million in 2006, $21.4 million in 2005 and $24.7 million in 2004. Net cash used in operating activities in 2006 was primarily related to:

•       Net loss of $18.5 million;

•       Non-cash related items of $7.5 million corresponding primarily to stock based compensation and  depreciation and amortization of fixed assets;

•       Planned decrease of inventories of $2.9 million;

•       Increase in accounts receivable of $2.5 million. We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. Our worldwide day’s sales outstanding as of December 31, 2006 was 50 days, which represents a decrease of 5 days compared to December 31, 2005. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations;

•       Cash generated from a decrease in other assets of $0.6 million; and

•       Generated $1.2 million of cash from increases in accrued compensation and other accrued liabilities primarily due to the growth of our sales force and the accrual of our company-wide employee bonus plan.

We expect cash usage in operating activities in the future to decrease.

Investing Activities

Net cash used in investing activities in 2006 was $4.1 million. The outflow of cash was primarily related to purchase of investments of $22.0 and capital expenditures of $1.4 million, offset by the maturities of investments of $19.2 million.

Our capital expenditures in 2006, 2005 and 2004 were $1.4 million, $2.3 million and $0.5 million, respectively. In 2006, 2005 and 2004, capital expenditures were primarily related to leasehold improvements in our new facility, website development as part of our marketing campaign to increase consumer awareness and software management tool development to help us to gather meaningful data for management analysis and to gain a better understanding of our customers and our market.

Financing Activities

Net cash provided by financing activities was $3.4 million in 2006 compared to $23.9 million in 2005. The net cash provided by financing activities in 2006 consisted of approximately $3.4 million of proceeds from the exercise of stock options and employee stock purchase plan shares. In 2005, the net cash provided by financing activities consisted primarily of a private placement of common stock, from which we received net proceeds of $22.9 million. An additional $1.0 million consisted of proceeds from the exercise of stock options and employee stock purchase plan shares.

Cash Requirements, Contractual Obligations and Commitments

We have operating lease obligations on our current building facility and equipment. In addition, we have obligations related to our Phase II clinical study and Pivotal trial.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2006 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$1,581	$619	$955	$7
Clinical trial obligations	1,898	316	1,072	510
Total	$3,479	$935	$2,027	$517

On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system for ten years, and Ovion may not grant any additional such licenses to other parties. In exchange for such license, we were required to pay a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In January 2004, we paid $1.0 million in common stock to Ovion, and we made another payment of $1.0 million in common stock to Ovion in April 2004. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty. We are obligated to pay 3.25% of the accumulative revenue derived from sale of the Essure system in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement. In accordance with the terms of the settlement agreement, our prepaid royalties will be fully amortized when cumulative net sales of Essure system reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. We are amortizing the prepaid royalties to cost of goods sold using this effective rate. Prepaid royalties were approximately $0.9 million and $1.5 million as of December 31, 2006 and  2005, respectively.

With gross margin improvements and expenditures in sales generating activities, we expect to reduce our net loss in the future, while having positive cash flows. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.

In February 2007, we issued  an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. Refer to “Subsequent Events” on Note 12 for a description of the notes.

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

•       Our determination to acquire or invest in other products, technologies  and businesses;

•       The market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt; and

•       The insurance payer community’s acceptance of and reimbursement for the Essure procedure.

In addition, in February 2007 we amended the call option agreement with our French distributor. The amendment provided that we will exercise the call option sometime between January 1, 2008 and January 2, 2009, subject to the satisfaction of certain conditions.

Off-Balance Sheet Arrangements.   We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2006.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:   We have been exposed to interest rate risk through interest earned on holdings of available-for-sale marketable securities. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since we reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, marketable securities. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes. Please see “Subsequent Events” in Note 12 in regards to our Call Spread Transactions entered into in connection with our convertible note offering in February 2007.

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

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 48.

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

As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)          Management’s Annual Report on Internal Control Over Financial Reporting:

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

(2)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c)           Changes in Internal Control Over Financial Reporting:

There has been no change in the company’s internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (or Proxy Statement), for our annual meeting of stockholders to be held on June 6, 2007, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item, insofar as it relates to directors and officers, will be contained in our Proxy Statement in connection with our 2007 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions “Election of Directors” and “Management”. Information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the our Proxy Statement under the caption “Section 16(a) Beneficial Owner Reporting Compliance,” and is hereby incorporated by reference into this report.

We have a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at www.conceptus.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” in our Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in  our Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

(1)         Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedule

The following financial statement schedule of Conceptus, Inc. for the years ended December 31, 2006, 2005 and 2004 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.’s Consolidated Financial Statements.

Schedule II—Valuation and Qualifying Accounts

Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)         Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number	Description
3.1

Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-89266) filed on June 4, 2002.

3.3	Bylaws of Registrant. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
3.4	Amendment to the Bylaws of the Registrant. Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
3.5	Amendment to the Bylaws of the Registrant dated April 8, 2004. Incorporated by reference to Exhibit 3.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
3.6	Amendment to the Bylaws of the Registrant dated April 6, 2006. Incorporated by reference to Exhibit 3.2 filed in response to Item 5.3 of the Registrant's Report on Form 8-K filed on February 5, 2007.
4.1	Indenture between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007. Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 12, 2007.

4.2

Supplemental Indenture No. 1, including the Form of 2.25% Convertible Senior Notes due 2027, between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007. Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on February 12, 2007.

10.1

Form of Indemnification Agreement for directors and officers. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.

10.2*	Amended and Restated 1993 Stock Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.3*	1995 Employee Stock Purchase Plan. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.4*	1995 Directors’ Stock Option Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.5*	Eighth Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 24, 2006.
10.6*	Amended and Restated 2002 Non-Qualified Stock Option Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.7*	Amended and Restated 2002 Non-Qualified Stock Option Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.8*	Form of Senior Management Amended and Restated Change of Control Agreement. Incorporated by reference to Exhibit 10.7 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.
10.9*

Change of Control Agreement dated as of April 27, 2004 by and between Registrant and Gregory Lichtwardt. Incorporated by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.

10.10*

Change of Control Agreement dated as of May 13, 1997 by and between Registrant and Kathryn A. Tunstall. Incorporated by reference to the Registrant’s Quarterly Report on Form 10- Q for the quarter ended June 30, 1997.

10.11

License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.

10.12

Settlement and License Agreement between Ovion, Inc., William S. Tremulis and Jeffrey P. Callister and Conceptus, Inc. dated November 6, 2003. Incorporated by reference to the Registrant’s Amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2003.

10.13

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

10.15

Amended and Restated Preferred Shares Rights Agreement, dated as of February 26, 2007, between the Registrant and Mellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. Incorporated by reference to Exhibit 1.1 filed in response to Item 1 of the Registrant's Report on Form 8-K filed on February 27, 2007.

10.16+

Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc. Incorporated by reference to Exhibit 1 of the Registrant’s Report on Form 8-K filed on March 1, 2004.

10.17+

Amended Share Purchase and Amended Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant. Incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed on March 1, 2004.

10.18

Contract Manufacturing Agreement, dated as of June 20, 2003, between the Registrant and Venusa, Ltd. (now Accellent, Inc.) Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.19+

Supplier Agreement dated November 7, 2005 between the Registrant and Accellent Corp. Incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.20*

Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003. Incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.21*

Employment Agreement between Mark M. Sieczkarek and Conceptus, Inc. executed September 30, 2004. Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K filed on October 5, 2004.

10.22

Letter Agreement between Ric Cote and Conceptus, Inc. executed March 25, 2004. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on 10-Q for the Quarter Ended March 31, 2004.

10.23*

Employment Commencement Nonstatutory Stock Option Agreement between Ric Cote and Conceptus, Inc. executed April 5, 2004. Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8.

10.24*

Stand-Alone Restricted Stock Purchase Agreement between Ric Cote and Conceptus, Inc. executed April 5, 2004. Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8.

10.25*

Relocation bonus agreement dated October 28, 2005 between the Registrant and Ulric Cote. Incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.26

Form of Stock Appreciation Right Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 6, 2007.

10.27

Form of Restricted Stock Unit Award Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 6, 2007.

10.28	Amendment to Share Purchase and Call Option Agreement, each dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant on February 27, 2007.
10.29	Amendment to Conceptus SAS Distribution Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant on February 27, 2007.
14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Page 87 of this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contract or compensatory plan or arrangement.

+                Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

CONCEPTUS, INC.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
Conceptus, Inc.:

We have completed integrated audits of Conceptus Inc’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Conceptus, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 on page 86 presents fairly, in all material respects, the information set fourth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year ended December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006,  based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 15, 2007

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,238	$12,573
Short-term investments	22,600	19,850
Restricted cash	—	69
Accounts receivable, net of allowance for doubtful accounts of $167 and $106 at December 31, 2006 and 2005, respectively	6,976	4,519
Inventories	610	3,392
Other current assets	1,064	1,110
Total current assets	34,488	41,513
Property and equipment, net	2,917	2,743
Intangible assets, less accumulated amortization of $650 and $450 at December 31, 2006 and 2005, respectively	1,350	1,550
Other assets	996	1,603
Total assets	$39,751	$47,409
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,903	$2,798
Accrued compensation	3,909	3,052
Other accrued liabilities	1,597	1,074
Total current liabilities	8,409	6,924
Other accrued liabilities	190	314
Deferred rent	138	—
Total liabilities	8,737	7,238
Commitments and contingencies (Notes 6 and 10)
Stockholders’ equity:
Preferred stock:
$0.003 par value, authorized 3,000,000 shares; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,000 shares authorized, 29,270,545 and 29,051,804 shares issued and outstanding at December 31, 2006 and 2005, respectively	254,631	246,359
Deferred stock-based compensation	—	(1,058)
Accumulated deficit	(223,617)	(205,130)
Treasury Stock, 91,752 and 77,863 shares, at cost, at December 31, 2006 and 2005, respectively	—	—
Total stockholders’ equity	31,014	40,171
Total liabilities and stockholders’ equity	$39,751	$47,409

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Net sales	$41,900	$21,169	$11,612
Cost of goods sold	14,027	8,396	7,112
Gross profit	27,873	12,773	4,500
Operating expenses:
Research and development	4,366	4,264	4,067
Selling, general and administrative	43,318	31,255	27,075
Total operating expenses	47,684	35,519	31,142
Operating loss	(19,811)	(22,746)	(26,642)
Interest and other income and expenses:
Interest and other income	1,346	952	598
Interest and other expenses	(22)	(7)	(25)
Net loss	$(18,487)	$(21,801)	$(26,069)
Basic and diluted net loss per share	$(0.64)	$(0.82)	$(1.05)
Weighted-average shares used in computing basic and diluted net loss per share	28,993	26,725	24,754

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock & Additional Paid-In Capital		Deferred Stock-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Compensation	Income (Loss)	Deficit	Equity
Balances as of December 31, 2003	21,817,066	$190,971	$—	$26	$(157,260)	$33,737
Issuance of common stock for cash upon exercise of options	415,417	2,532	—	—	—	2,532
Issuance of common stock for cash from employee stock purchase plan	12,273	88	—	—	—	88
Issuance of common stock in connection with Ovion settlement	177,595	2,000	—	—	—	2,000
Private placement of common stock, net of issuance costs of $1,518	2,995,000	23,939	—	—	—	23,939
Issuance of stock options to consultants for services	—	261	—	—	—	261
Deferred stock-based compensation related to restricted stock grants	312,020	2,169	(2,169)			—
Amortization of deferred stock-based compensation related to restricted stock grants	—	—	532	—	—	532
Cumulative translation adjustments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(26,069)	(26,069)
Purchase of treasury stock	(72,000)	—	—	—	—	—
Balances as of December 31, 2004	25,657,371	221,960	(1,637)	—	(183,329)	36,994
Issuance of common stock for cash upon exercise of options	143,997	780	—	—	—	780
Issuance of common stock for cash from employee stock purchase plan	45,070	248	—	—	—	248
Private placement of common stock, net of issuance costs of $125	3,186,389	22,882	—	—	—	22,882
Issuance of stock options to consultants for services	—	221	—	—	—	221
Deferred stock-based compensation related to restricted stock grants	24,840	268	(268)	—	—	—
Amortization of deferred stock-based compensation related to restricted stock grants	—	—	847	—	—	847
Net loss	—	—	—	—	(21,801)	(21,801)
Purchase of treasury stock	(5,863)	—	—	—	—	—
Balances as of December 31, 2005	29,051,804	246,359	(1,058)	—	(205,130)	40,171
Issuance of common stock for cash upon exercise of options	290,700	2,872	—	—	—	2,872
Issuance of common stock for cash from employee stock purchase plan	94,009	514	—	—	—	514
Reversal of overpayment on stock issuance costs	—	8	—	—	—	8
Stock-based compensation for consultants’ services	—	292	—	—	—	292
Grants of restricted stock to employees and directors	28,500	—	—	—	—	—
Stock-based compensation related to restricted stock, SSR/SAR and stock option grants	—	4,351	—	—	—	4,351
Stock-based compensation related to employee stock purchase plan	—	235	—	—	—	235
Deferred stock-based compensation related to restricted stock grants	—	—	1,058	—	—	1,058
Cancellation of restricted stock awards	(184,000)	—	—	—	—	—
Purchases of treasury stock	(13,889)	—	—	—	—	—
Treasury stock issuances	3,421	—	—	—	—	—
Net loss	—	—	—	—	(18,487)	(18,487)
Balances as of December 31, 2006	29,270,545	$254,631	$—	$—	$(223,617)	$31,014

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(18,487)	$(21,801)	$(26,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,191	886	1,159
Amortization of intangibles .	200	200	200
Stock compensation expense	6,154	1,089	793
Allowance for (recovery of) doubtful accounts	61	44	(102)
Inventory reserves	(144)	(147)	152
Loss on retirement of fixed assets	4	26	63
Changes in operating assets and liabilities:
Accounts receivable	(2,518)	(2,497)	(383)
Inventories	2,926	(1,223)	508
Other current assets	46	(173)	(459)
Other assets	607	205	430
Accounts payable	105	85	(33)
Accrued compensation .	639	1,705	(1,344)
Other accrued liabilities	523	386	328
Deferred revenue	14	(141)	101
Net cash used in operating activities	(8,679)	(21,356)	(24,656)
Cash flows from investing activities
Purchase of investments .	(21,950)	(85,900)	(38,250)
Maturities of investments	19,200	96,250	33,000
Restricted cash	69	—	—
Capital expenditures	(1,369)	(2,333)	(513)
Net cash provided by (used in) investing activities	(4,050)	8,017	(5,763)
Cash flows from financing activities
Issuance of common stock from company stock plans .	3,386	1,028	2,620
Reversal of overpayment on stock issuance costs.	8	22,882	23,939
Net cash provided by financing activities	3,394	23,910	26,559
Effect of exchange rate changes on cash	—	—	18
Net increase (decrease) in cash and cash equivalents .	(9,335)	10,571	(3,842)
Cash and cash equivalents at beginning of year	12,573	2,002	5,844
Cash and cash equivalents at end of year	$3,238	$12,573	$2,002
Supplemental information:
Cash paid for:
Interest	$22	$7	$14
Non-cash activities
Issuance of common stock in connection with acquisition of license	$—	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Organization, Ownership and Business

Conceptus, Inc. (“Conceptus” or the “Company”) was incorporated in the state of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. We manufacture and market the Essure® system, an innovative medical device and procedure designed to provide a non-incisional alternative to tubal ligation, the leading form of contraception worldwide. The Essure device is a unique and proprietary micro-insert designed to be deployed permanently into each fallopian tube using our minimally invasive transcervical tubal access catheter system. Clinical studies have shown that the Essure device induces an occlusive tissue response. Our catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. (“Target”), a business unit of Boston Scientific Corporation (“BSC”), and licensed exclusively to Conceptus in the field of reproductive physiology.

In April 2000, we established a wholly owned subsidiary, Conceptus (Australia) Pty Limited, in New South Wales, Australia (“Conceptus Australia”) for the distribution and commercialization of the Essure system in that region. In December 2001, we established a wholly owned subsidiary, Conceptus SAS (“Conceptus France”), in France for the distribution and commercialization of the Essure system in Europe.

In January 2004, we completed the sale of our wholly owned French subsidiary for a nominal amount to an investor group comprised of its former French management team and signed a long-term exclusive distribution agreement for the Essure system with the acquiring group for the European, Middle East and African markets. The sale agreement includes a long-term call option that is intended to enable us to repurchase the French company. The contract was amended in September 2004 to include the territories of Mexico, Central America and South America. The transaction did not have any material financial impact to our consolidated financial statements. In February 2007, we amended the call option and distribution agreement with our French distributor. Refer to Note 12 “Subsequent Events” for information regarding this amendment. In December 2004, we decided to close down our direct operations in Australia and sell our product through a third party distributor. As a result, costs related to the closure were recorded in 2004 as selling, general and administrative expense and included approximately $22,000 for impaired fixed assets and $183,000 of termination benefits for the five employees, which were completely paid out on January 31, 2005. As of December 31, 2006, all fixed assets have been disposed of and the dissolution of the legal entity has been performed.

We have a limited history of operations and have incurred significant operating losses since inception. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. We raised approximately $23.9 million and $22.9 million, after deducting offering costs, in 2004 and 2005, respectively, to help fund our operations. In December 2006 we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we completed a convertible debt offering for an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

2.                 Summary of Significant Accounting Policies

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Functional Currency:  We had a wholly owned foreign subsidiary in Australia, which we decided to close down in December 2004, as well as a wholly owned subsidiary in France, which was divested in January 2004. In preparing our consolidated financial statements for fiscal year 2004, we applied the translation methodology set forth by the Statement of Financial Accounting Standard No. 52 (“SFAS 52”). The former subsidiaries maintained their accounting records in their respective local currencies and our functional currency was identified as the United States dollars. Statement of Financial Accounting Standard (SFAS)No. 52 provides guidance for the determination of the functional currency in which our judgment is essential in assessing the consideration of all relevant economic facts and circumstances affecting the subsidiary. Currency gain and loss is reported under interest and other income in the consolidated statement of operations. In 2004, net currency gains were $38,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying our financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, and assumptions regarding variables used in calculating the fair value of our equity awards, impairment reserves for long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

We invest cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government backed securities, is limited.

Our net sales to date consist mainly of product revenues from physicians, hospitals and distributors located in Australia, Canada, Europe, Latin America and the United States of America. We do not require collateral and provide for estimated credit losses based on customer credit assessment.

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

The following table summarizes customers with greater than 10% of our net sales for the years ended December 31, 2006, 2005 and 2004:

	Years Ended
	2006	2005	2004
Customer A	—	10%	11%

The following table summarizes customers with outstanding accounts receivable balance greater than 10% of our total outstanding accounts receivable as of December 31, 2006 and 2005.

	Years Ended
	2006	2005
Customer A	13%	15%

We are a one-product company and our only product, the Essure device, received approval from the United States Food and Drug Administration (“FDA”) in November 2002. Internationally, we were approved to affix the CE Mark to the Essure procedure in February 2001. In addition, we received clearance in November 2001 from Health Canada to market the Essure device in that country. We cannot be assured that necessary approvals or clearances will be obtained in other countries. If we are denied approval or clearance or if approval or clearance is delayed or withdrawn, we may suffer a material adverse impact.

We are subject to risks characteristic of the medical device industry, including but not limited to uncertainty of market acceptance of products, reimbursement from insurance carriers and government agencies, compliance with government regulations and protection of proprietary technology, product liability and the need to obtain additional financing. Certain components that meet our requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify these risks. The inability to obtain components as required or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which could have a material adverse effect on our business, financial condition and results of operations.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. We maintain deposits with two financial institutions in the U.S. and invest our excess cash in money market funds, commercial paper, corporate notes, municipal bonds and government securities, which bear minimal risk. At times, these deposits may be in excess of federally insured amounts. Short-term investments generally consist of municipal bonds, corporate notes and U.S. Treasury obligations.

The short-term investment portfolio is comprised of available-for-sale investments, which are carried at estimated fair value, with the unrealized gains and losses, if material, reported in stockholders’ equity until realized. The fair values for marketable debt investments are based on quoted market prices. At December 31, 2006 and 2005, the fair value of investments approximates cost. Realized gains and losses, computed using the specific identification cost method, were immaterial for the periods presented. Interest and dividends on investments classified as available-for-sale are included in interest and other income.

As of December 31, 2006 and 2005, we held auction rate securities of approximately $22.6 million and $19.9 million and classified the entire amount as short-term investments. Moreover, we classify all of our short-term investments as current using the approach defined by the Accounting Research Bulleting No. 43. Accordingly, these securities represent the investment of funds available for current operations. We do not have a stated expectation to sell such securities within one year or within the normal operating cycle. Nonetheless, these securities are available for use, if needed, for current operations.

As of December 31, 2005, we held approximately $10.6 million in Commercial Paper with an original maturity less than 90 days. These highly liquid investments have been classified as cash equivalents due to their characteristics of being readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value because of interest rate changes. We also held auction rate securities as of December 31, 2005 of approximately $19.9 million and classified the entire amount as short-term investments.

Restricted Cash

As of December 31, 2005, we had a restricted cash balance of $69,000, which represented two certificates of deposit held under a letter of credit related to an equipment lease. The certificate of deposit expired in 2006 and was not required to be renewed under the lease agreement.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Reserves for potentially excess and obsolete inventory are made based on our analysis of inventory levels and future sales forecast.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. External direct costs of material and services consumed in website development during the application development stage are capitalized. Capitalized website costs are amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are charged to operations as incurred. These costs were not significant for the years 2006 and 2005.

Intangible Assets

Intangible assets as of December 31, 2006 and 2005 are comprised of a technology license obtained as a result of the settlement of a patent litigation with Ovion, Inc. (See Note 10). The license was acquired at a cost of $2.0 million in October 2003, which was paid in our common stock, in equal installments in the first and second quarters of 2004, and has an expected useful life of ten years from the date of settlement. Amortization expense of $200,000 has been classified as cost of goods sold on our consolidated statement of operations for each of the years ended December 31, 2006, 2005 and 2004 and is measured using the straight-line method. Estimated future amortization expense for each of the years ended December 31, 2007 through 2012 is $200,000 per year and $150,000 for the year ended December 31, 2013.

Other Assets

Other assets as of December 31, 2006 are principally comprised of the $0.9 million prepaid royalty remaining of the $2.0 million cash payment that we made to Ovion, Inc. as part of the settlement of a patent litigation suit (See Note 10). The settlement agreement provided for the payment of a royalty to

Ovion that will be equal to 3.25% of the cumulative net sales of the Essure device in excess of $75.0 million for a period of no longer than ten years. In accordance with the terms of the settlement agreement, our prepaid royalties will be fully amortized when cumulative net sales of the Essure device reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. We are amortizing the prepaid royalties to cost of goods sold over our net sales using this effective rate.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate the carrying value of our long-lived assets, consisting primarily of property and equipment and the Essure license acquired from a patent litigation settlement in 2003, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When such an event occurs, we determine whether there has been impairment by comparing the anticipated undiscounted future net cash flow to the related asset’s carrying value. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in market value or significant reductions in projected future cash flows.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities included in our financial statements, the carrying amounts approximate fair value due to their short maturities. Estimated fair values for short term investments, which are disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in our warranty liability for the years ended December 31, 2006 and 2005 follows (in thousands):

	As of December 31,
	2006	2005
Balance at the beginning of the period	$70	$68
Accruals for warranties issued during the period	436	162
Settlements made in kind during the period	(297)	(160)
Balance at the end of the period	$209	$70

Revenue Recognition

Product revenue is recognized when title and risk of ownership has been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, remaining obligations are insignificant and collectibility is reasonably assured. Revenue from product sales to distributors is recognized in the same manner as product sales to customers. We do not currently accept product returns from customers or distributors. Where appropriate, provision is made for estimated warranty costs relating to product sales at the time revenue is recognized. Non-recurring payments from contractual arrangements are deferred and recognized as revenue is earned based on an appropriate basis and time frame such as when services are performed or the term of the contract.

We require that a hospital have at least one physician preceptored for generally between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. There are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician or from us from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were approximately $0.8 million, $1.4 million and $1.5 million in the years ended December 31, 2006, 2005 and 2004, respectively.

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

We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the period ended December 31, 2006, we recorded stock-based compensation for shares granted prior to, but not yet vested as of the adoption date based on the grant date fair value estimated in accordance with the original disclosure provisions of SFAS No. 123, and therefore, we did not restate previously reported amounts. Stock-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (or “APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (or “SFAS No. 123”) and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. The pro-forma information for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended December 31,
	2005	2004
Net loss, as reported	$(21,801)	$(26,069)
Add: Stock-based employee compensation expense included in reported net loss	847	532
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,482)	(7,742)
Pro forma net loss	$(26,436)	$(33,279)
Basic and diluted net loss per share
As reported	$(0.82)	$(1.05)
Pro forma	$(0.99)	$(1.34)

We calculated the fair value of each option on the date of grant using the Black-Scholes method as prescribed by SFAS No. 123. The assumptions used were as follows:

	Years Ended December 31,
	2005	2004
Expected term (in years)	4.0	4.0
Average risk-free interest rate	4.01%	3.30%
Average-volatility factor	0.6	0.7
Dividend yield	—	—

Impact of the adoption of SFAS No. 123(R)

We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, compensation expense recognized for the fiscal year ended December 31, 2006 reflects the twelve months’ share of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and (c) compensation cost for stock-based awards granted to non-employees. Previously reported amounts have not been restated.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, stock appreciation rights and 1995 Employee Stock Purchase Plan (the “Plan”) included in the Consolidated Statements of Operations (in thousands):

Year Ended December 31, 2006
Cost of goods sold	$128
Research and development	656
Selling, general and administrative	5,370
Total stock-based compensation expense	$6,154
Effect on basic and diluted net loss per share	$(0.21)

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. There was no cash flow impact from the adoption of SFAS 123(R) in the year ended December 31, 2006, except as disclosed for stock-based compensation expense.

Stock Options and Stock Appreciation Rights:   During the year ended December 31, 2006, we granted 594,500 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $3.9 million and a grant date weighted-average fair value of $6.56 per share. We recorded approximately $4.2 million of stock based compensation expense for stock options and stock appreciation rights during the year ended December 31, 2006. This stock based compensation included expenses of approximately $3.4 million for all unvested options granted prior to the adoption of SFAS 123(R) in the year ended December 31, 2006.

As of December 31, 2006, there was unrecognized compensation cost of approximately $5.7 million for total stock-based compensation related to stock options and stock appreciation rights, net of forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 1.1 years.

During the year ended December 31, 2005, we granted 575,100 stock options, for which stock-based compensation expense was not recognized during that period.

Employee Stock Purchase Plan (ESPP):   The compensation cost in connection with the plan for the year ended December 31, 2006 was approximately $235,000. The grant date weighted-average fair value was $3.89 per share. During the year ended December 31, 2006, we issued 94,009 shares under the ESPP, for which stock-based compensation expense was not recognized.

Restricted Shares and Restricted Stock Units:   In connection with restricted shares and restricted stock units granted, we recorded stock compensation representing the fair market value of our common shares on the dates the awards were granted. This stock compensation is being recorded as compensation expense on a straight-line basis over the vesting periods of the underlying stock awards. During the year ended December 31, 2006, we recorded approximately $1.4 million of such compensation expense. The grant date weighted-average fair value was $18.78 per share.

During fiscal year 2006, we did not grant shares of common stock to any of our consultants. In fiscal years 2005 and 2004, the grants to consultants in exchange for services were of 70,000 and 40,000 shares, respectively. In accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, we have recorded compensation expense related to these stock options. We re-measure the fair value of the options as they vest and recognize changes in fair value as compensation in the period. We recorded stock based compensation expense of approximately $292,000 during the year ended December 31, 2006 in connection with our grants to consultants.

As of December 31, 2006, there was an unrecognized compensation cost of approximately $943,700 related to nonvested restricted shares and restricted stock units, net of forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 0.6 years for restricted stock awards and 0.5 years for restricted stock units.

During the year ended December 31, 2005 we recorded approximately $847,000 of restricted stock compensation expense.

Valuation assumptions

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the year ended December 31, 2006:

	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan
Expected term (in years)	3.66	0.61
Average risk-free interest rate	4.78%	5.08%
Average volatility factor	53.7%	45.0%
Dividend yield	—	—

Expected Term:   Our expected term represents the period for which our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:   We used historical volatility based on the expected term of the awards, which is consistent with our assessment that the historical volatility for such period is more representative of future stock price trends than any other type of volatility. The calculation was based on a simple-average method, using a reasonably sufficient number of price observations, in accordance with SFAS No. 123(R) and Staff Accounting Bulleting No. 107, “Share-Based Payment” (“SAB 107”).

Expected Dividends:   We have not paid and do not anticipate paying any dividends in the near future.

Risk-Free Interest Rate:   We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant based on the expected term of the underlying option.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2005, we accounted for forfeitures as they occurred.

Refer to Note 7 “Incentive and Stock Plans” for a description of our awards.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2006 we evaluated the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax losses and the current uncertainty of our ability to realize our deferred tax assets a valuation allowance, in an amount equal to our deferred tax assets was recorded.

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding. Diluted net loss per share includes the impact of potentially dilutive securities. However, due to our net loss position, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	At December 31,
	2006	2005	2004
Denominator:
Weighted-average number of common shares outstanding	29,251	26,972	24,962
Less: Weighted-average unvested and restricted common shares	258	247	208
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	28,993	26,725	24,754

The following outstanding options, stock appreciation rights and restricted stock shares, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At December 31,
	2006	2005	2004
Outstanding options and stock appreciation rights	3,499	3,514	3,550
Unvested restricted stock awards	78	255	240
Restricted stock	255	—	—
Employee Stock Purchase Plan	27	47	15
Total	3,859	3,816	3,805

Segment Information and Sales by Geographic Region

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting. As of December 31, 2006, 2005 and 2004, 96%, 97% and 95%, respectively, of all long-lived assets were maintained in the United States of America.

Net sales by geographic region, based on shipping location of our customer, are as follows:

	Years Ended December 31,
	2006	2005	2004
Net sales (in thousands)	$41,900	$21,169	$11,612
United States of America	91%	88%	85%
Europe	8%	10%	11%
Other	1%	2%	4%

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our unrealized gains on available-for-sale securities, and cumulative translation adjustment, if material, represent the components of comprehensive loss that are excluded from the net loss. These components are not significant, individually or in aggregate, for the years ended December 31, 2006, 2005 and 2004.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of fiscal 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach, as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation on December 31, 2006. The adoption of the provisions of SAB No. 108 did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

3.                 Investments (in thousands)

	Cost and Estimated Fair Value December 31,
	2006	2005
Cash and cash equivalents:
Cash	$1,838	$274
Commercial Paper	—	10,664
Money market funds	1,400	1,635
	$3,238	$12,573
Short-term investments:
Municipal bonds	$22,600	$19,850
	$22,600	$19,850

At December 31, 2006 and 2005, the amortized cost basis of the available-for-sale investments represents the fair value of the investments due to their short maturities. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2006, 2005 and 2004.

As of December 31, 2006, we held auction rate securities of approximately $22.6 million and classified the entire amount as short-term investments. Moreover, we classify all of our short-term investments as current using the approach defined by the Accounting Research Bulletin No. 43. Accordingly, these securities represent the investment of funds available for current operations. Management does not have a stated expectation to sell such securities within one year or within the normal operating cycle. Nonetheless, these securities are available for use, if needed, for current operations.

4.                 Inventories (in thousands)

	December 31,
	2006	2005
Raw materials	$159	$122
Work-in-progress	292	1,940
Finished goods	159	1,330
Total	$610	$3,392

5.                 Property and Equipment (in thousands)

	December 31,
	2006	2005
Machinery and equipment	$1,230	$1,812
Equipment, tooling and furniture and fixtures	3,280	2,032
Software	3,079	2,619
Leasehold improvements	775	704
	8,364	7,167
Less: accumulated depreciation and amortization	(5,447)	(4,424)
Property and equipment, net	$2,917	$2,743

Property and equipment depreciation and amortization expenses for the years 2006, 2005 and 2004 was approximately $1.2 million, $0.9 million and $1.2 million, respectively.

6.                 Commitments and Contingencies

In June 2005, we entered into a Sublease Agreement with Verisity Design, Inc. for the relocation of our headquarters to 331 East Evelyn, Mountain View, California. The agreement was subject to the Master Landlord’s consent within 45 days after delivery of and receipt by Master Landlord of the executed Sublease. On July 19, 2005, SFERS Real Estate, the Master Landlord, and Verisity Design, Inc. signed a Landlord Consent Agreement allowing the Sublease Agreement between us and Verisity Design, Inc. We are recognizing the rent expense on a straight-line basis over the life of the lease.

In addition to the lease agreement for the facility located in Mountain View, we have certain operating leases on a telephone system and copiers. These leases have terms expiring from October 2007 through December 2011. Rent expense for all leases was approximately $623,000, $790,000 and $604,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Aggregate minimum annual lease commitments under all leases are as follows (in thousands):

2007	$619
2008	620
2009	323
2010	12
2011	7
Total operating leases commitment	$1,581

In 2003, we entered into a settlement agreement with Ovion Inc. (see Note 10). Pursuant to the settlement agreement, we were required to pay a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In January 2004, we paid $1.0 million in common stock to Ovion and made another payment of $1.0 million in common stock to Ovion in April 2004. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty. We are obligated to pay 3.25% of our cumulative revenue derived from sale of the Essure products in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement.

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally the business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for us to obtain directors and officers insurance. We currently have directors and officers insurance.

In addition, we have obligations related to our Phase II clinical study and Pivotal trial, as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Clinical trial obligations	$1,898	$316	$1,072	$510

7.                 Incentive and Stock Plans

Employee Stock Purchase Plan

In November 1995, our Board of Directors adopted the Employee Stock Purchase Plan (ESPP). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee’s annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. In March 2006, our Board of Directors approved an amendment to the ESPP to increase the number of shares of Common Stock reserved for issuance by 160,000 shares. This amendment was approved by the stockholders in June 2006. As of December 31, 2006, 343,280 shares had been issued under the ESPP and 166,720 shares were available for future issuance.

Company Stock Option Plans

In August 2002, the Board of Directors approved the 2002 Non-Qualified Stock Option Plan (“2002 Plan”) and amendments to the 2002 Plan were approved by the Board in March 2003. Under the Amended and Restated 2002 Plan, non-qualified stock options and stock purchase rights may be granted only to the following classes of persons: (i) except as provided in (ii) below, consultants and employees who are not our officers or directors, and (ii) newly hired employees (including employees who will become our officers or directors) and who have not previously been employed by us and with respect to whom options are to be granted as an inducement essential to such employees’ entering into employment contracts with us. The 2002 Plan was enacted to address the increased hiring done during the second half of 2002, primarily in our U.S. sales, professional education and marketing functions. The maximum aggregate number of shares that may be issued upon exercise of options or stock purchase rights is 1,500,000 shares. In December 2005, the Board of Directors approved an amendment and restatement of the 2002 Plan to provide a fair market value established upon the closing price on the day of the grant rather than the previous trading day. This amendment became effective immediately after approval and did not require stockholder approval.

Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. As of December 31, 2006, there were no shares that were exercised prior to full vesting.

In March 2001, the Board of Directors approved the 2001 Equity Incentive Plan (“2001 Plan”) allowing granting of stock options and restricted stock to employees, directors and consultants. The 2001 Plan provides for the grant of options, restricted stock, stock appreciation rights, performance share awards, dividend equivalents awards, stock payment awards, stock purchase rights and restricted stock unit awards to our employees, directors and consultants. The 2001 Plan was originally adopted by the Board of Directors on March 21, 2001 with a total of 1,000,000 shares of common stock reserved for issuance thereunder, and was approved by the stockholders in May 2001. In March 2002, the Board of Directors approved an amendment and restatement of the 2001 Plan to increase the shares reserved for issuance thereunder by an additional 1,000,000 shares, bringing the aggregate number reserved for issuance to 2,000,000 shares of common stock, and to provide for automatic grants of non-qualified stock options to non-employee directors as had been provided under the 1995 Director’s Stock Option Plan. The stockholders approved this amendment and restatement in May 2002. In April 2003, the Board of Directors approved the Second Amended and Restated 2001 Plan to increase the size of the formula grants to non-employee directors and to prohibit repricing. The stockholders approved this amendment and restatement in June 2003. In March 2004, the Board of Directors approved the Third Amended and Restated 2001 Plan to reduce the size of the automatic grants of stock options to non-employee directors and to provide for automatic grants of restricted stock to non-employee directors and to increase the shares of Common Stock reserved for issuance thereunder by an additional 500,000 shares, bringing the aggregate number reserved for issuance to 2,500,000 shares of common stock. The stockholders approved this amendment and restatement in June 2004. In November 2004, the Board of Directors approved the Fourth Amended and Restated 2001 Plan to provide for the grant of restricted stock units and stock appreciation rights. In January 2005, the Board of Directors approved the Fifth Amended and Restated 2001 Plan to provide for a change in the number of shares to be automatically granted to non-employee directors under the plan. In December 2005, the Board of Directors approved the Sixth Amended and Restated 2001 Plan to establish that the price of future grants be based on the closing price of our stock on the date of grant, rather than the previous trading day. In February 2006, the Board of Directors approved the Seventh Amended and Restated 2001 Plan to provide for the increase the annual grant of restricted stock for directors from 2,000 shares to 2,500 shares. In April 2006, the Board of Directors approved the amendment to the Eighth Amended and Restated 2001 Plan to increase the shares of Common Stock reserved for issuance thereunder by an additional 1,500,000 shares, bringing the aggregate number reserved for issuance to 4,000,000 shares of Common Stock. This amendment was approved by the stockholders in June 2006.

Under the terms of the 2001 Plan, incentive stock options may be granted only to employees with exercise prices not less than the fair market value of the common stock on the date of grant. Stock options and stock appreciation rights may be granted with different vesting terms from time to time but generally provide for vesting of at least 20% of the total number of shares per year. All options and stock appreciation rights under the 2001 Plan expire ten years after grant, and five years in the case of a grant to a 10% stockholder. Stock appreciation rights are to be settled in stock. Stock options may include provisions permitting exercise of the option prior to full vesting. As of December 31, 2006, there were no shares that were exercised prior to vesting. To the extent that the aggregate fair market value of the shares subject to a holder’s incentive stock options exceeds $100,000, the excess options will be treated as non-qualified stock options.

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

In July 1993, the Board of Directors adopted the 1993 Stock Plan (the “1993 Plan”), and amendments to the 1993 Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by us at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of December 31, 2006, there were no shares that are subject to repurchase.

In April 2004, the Board of Directors approved a nonqualified stock option grant for 125,000 shares of our common stock and a grant of 36,000 shares of restricted stock for Mr. Ulric E. Cote as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President, Sales. In December 2005, the Board of Directors approved a nonqualified stock option grant of 100,000 shares of our common stock for Ms. Patricia Gray as a stand-alone inducement grant in connection with her initial commencement of employment with us as Vice President, R&D and Operations. Stockholder approval was not required for any of these grants.

As of December 31, 2006, 68,996 shares remained as available for grant under the 2002 Plan, 1,478,115 shares remained as available for grant under the 2001 Plan, no shares remained available for grant under the 1993 Plan and no shares remained available for grant under the Director’s Plan.

A summary of the activity of our 1993, 2001 and 2002 Plans, the 1995 Directors’ Plan and stand alone grant activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2003	324,235	4,216,180	$11.71
Additional authorized(a)	661,000	—	—
Options granted(a)	(886,618)	886,618	9.91
Restricted stock grants(a)	(312,020)	312,020	—
Restricted stock issuances(a)	—	(312,020)	—
Options exercised	—	(415,417)	5.98
Options cancelled	1,137,037	(1,137,037)	14.74
Shares repurchased	72,000	—	—
Options expired	(124,828)	—	—
Balance at December 31, 2004	870,806	3,550,344	10.96
Additional authorized(b)	100,000	—	—
Options granted(b)	(575,100)	575,100	8.71
Restricted stock grants	(24,840)	24,840	—
Restricted stock issuances	—	(24,840)	—
Options exercised	—	(143,997)	5.42
Options cancelled	467,696	(467,696)	12.78
Shares repurchased	5,863	—	—
Options expired	(140,113)	—	—
Balance at December 31, 2005	704,312	3,513,751	10.62
Additional authorized	1,500,000	—	—
Options granted	(594,500)	594,500	14.99
Restricted stock awards and restricted stock units granted	(291,999)	291,999	—
Restricted stock awards issued	—	(28,500)	—
Options exercised(c)	—	(294,121)	9.77
Options cancelled and expired(d)	206,699	(314,717)	13.53
Restricted stock awards and restricted stock units cancelled	192,710	(192,710)	—
Restricted stock awards expired	(184,000)	184,000	—
Shares repurchased	13,889	—	—
Balance at December 31, 2006	1,547,111	3,754,202	$11.17

(a)           Includes stand-alone inducement grants options and restricted stock for 161,000 shares.

(b)           Includes stand-alone inducement grant options for 100,000 shares.

(c)            Includes treasury stock issuances of 3,421 shares.

(d)          Includes stand-alone inducement plan cancellations of 83,334 shares.

A summary of the activity for the year ended December 31, 2006 of stock options and stock appreciation rights is as follows:

	Options and Stock Appreciation Rights Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance outstanding at December 31, 2005	3,513,751	$10.62
Grants	594,500	14.99
Exercises	(294,121)	9.77
Cancelled and expired	(314,717)	13.53
Balance outstanding at December 31, 2006	3,499,413	11.17	$35,442,114
Exercisable at December 31, 2006	2,324,106	$10.82	$24,336,927

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Remaining Life (years)	Weighted Average Exercise Price per Share	Options Vested and Exercisable	Weighted Average Exercise Price per Share
$1.25 - $ 7.58	370,871	4.46	$4.61	333,222	$4.39
$7.69 - $ 8.32	224,884	8.11	8.01	116,990	8.06
$8.40 - $ 8.94	417,886	7.89	8.93	205,695	8.94
$9.00 - $ 9.76	261,661	4.31	9.42	225,526	9.45
$9.95 - $ 9.95	630,000	6.29	9.95	462,000	9.95
$9.96 - $13.11	470,494	7.20	12.37	329,889	12.38
$13.29 - $14.20	351,487	6.89	13.59	230,457	13.66
$14.28 - $14.76	388,548	8.64	14.71	128,016	14.63
$14.95 - $21.40	354,082	6.25	17.38	267,311	16.96
$21.80 - $22.93	29,500	5.71	21.97	25,000	21.80
$1.25 - $22.93	3,499,413	6.69	$11.17	2,324,106	$10.82

The weighted average exercise price for options vested and exercisable at December 31, 2005 was $10.88 per share.

We have reserved 5,208,557 shares of our common stock, which may be issued with respect to outstanding options at December 31, 2006. We had reserved 3,963,547 shares of our common stock as of December 31, 2005 and there were 1,999,589 options vested and exercisable as of December 31, 2005.

During fiscal year 2006, we did not grant shares of common stock to any of our consultants. In fiscal years 2005 and 2004, the grants to consultants in exchange for services were for 70,000 and 40,000 shares, respectively. In accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, we have recorded compensation expense related to these stock options. We re-measure the fair value of the options as they vest and recognize changes in fair value as expense in the period.

Restricted Stock

Restricted stock awards and restricted stock unit activity for the year ended December 31, 2006, is as follows:

	Shares and Units	Weighted- Average Grant Date Fair Value
Nonvested stock outstanding at December 31, 2005	254,848	$9.41
Grants	291,999	18.78
Vested	(7,178)	7.33
Cancellations	(206,599)	10.02
Nonvested stock outstanding at December 31, 2006	333,070	$17.29

Retirement Savings Plan

Under our retirement savings plan (“401K Plan”), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. There were no employer contributions to the 401K Plan for the years ended 2006, 2005 and 2004.

8.                 Stockholder’s Equity

Pursuant to our certificate of incorporation, the Board of Directors will have the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock, in one or more series. Our Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

As part of the settlement agreement with Ovion Inc. (see Note 10), we were required to pay $2.0 million in common stock for a license fee. The obligation was paid in equal installments in January and April 2004 for a total of 177,595 shares of common stock.

In February 2004, we completed a private placement of approximately 2,995,000 shares of common stock at $8.50 per share, based upon a negotiated discount to market. Our net proceeds, after fees and other offering costs totaling $1.5 million, were approximately $23.9 million.

In August 2005, we closed the sale of a private placement of approximately 3,200,000 shares of common stock at $7.20 per share to institutional investors and $8.10 per share to officers and directors. Our net proceeds, after fees and other offering costs totaling approximately $0.1 million, were approximately $22.9 million.

In 2006, 2005 and 2004, we repurchased 13,889, 5,863,  and 72,000 shares, respectively, of restricted common stock at par value in accordance with the terms of a restricted stock agreements. These shares, net of treasury stock grants in 2006 of 3,421 shares, are recorded as treasury stock.

9.                 Income Taxes

We have recorded no income tax expense for any of the years presented in the Consolidated Statement of Operations due to our recurring losses. As of December 31, 2006, we had net operating loss carry forwards for federal and state income tax purposes of approximately $205.5 million and $118.7 million, respectively. If not utilized, these carryforwards will begin to expire starting in 2008 for federal purposes and 2012 for state tax purposes. In addition, at December 31, 2006, we had both federal and state research credit carry forwards of approximately $2.5 million, respectively. If not utilized, the federal tax carryforward will begin to expire in 2008, while the state carryforward does not expire. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

We account for income taxes under the asset and liability method set forth by SFAS No. 109 “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities.

Deferred income taxes reflect the net effects of tax carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of our deferred tax assets as of December 31, 2006 and December 31, 2005 are as follows (in thousands):

	2006	2005
Net operating loss carryforwards	$72,400	$68,500
Research credits	4,100	3,900
Capitalized research and development	5,900	5,400
Other—net	2,500	1,600
Less: valuation allowance	(84,900)	(79,400)
Net deferred tax assets	$—	$—

Because of our lack of earnings history and anticipated future losses, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $5.5 million and $8.0 million during 2006 and 2005, respectively.

The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

	2006	2005	2004
U.S. federal statutory income tax rate	$(6,286)	$(7,412)	$(8,863)
Other permanent items	117	79	59
Stock based compensation	693	127	(452)
Other	(186)	(255)	(313)
Valuation Allowance	5,662	7,461	9,569
Total income taxes	$—	$—	$—

10.          Legal Proceedings

A third party, Ovion, Inc. (“Ovion”), brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believed that the claims of its patent and application covered the Essure system and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion’s patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In addition, the settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of the Essure system in excess of $75.0 million for a period of no longer than ten years. In accordance with the terms of the settlement agreement, our prepaid royalties will be fully amortized when cumulative net sales of Essure system reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. We are amortizing the prepaid royalties to cost of goods sold using this effective rate. Prepaid royalties were approximately $0.9 million and $1.5 million as of December 31, 2006 and 2005, respectively. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

Despite the settlement agreement with Ovion, we believe that some or all of Ovion’s claims should be included within our own patents and, therefore, requested that the Patent and Trademark Office (“PTO”) declare an interference, which represents a proceeding within the PTO to determine which party was the first to invent and which party is thereby entitled to ownership of the claims. We believe that we filed our patent applications for the Essure device before Ovion filed the application that issued as its patent and that we are entitled to any patentable claims now appearing in their patent that cover the Essure product. We have no knowledge whether the PTO will declare an interference, whether we invented our product prior to Ovion’s date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the patent office, which might occur if interference is declared and if we are found to have priority of invention.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

11.          Related Parties

There were no significant related party transactions in 2006. During fiscal year 2005, we paid $22,500 to Florence Comité, a member of the Board of Directors, for the termination of a consulting agreement. There were no significant related party transactions in 2004.

12.          Subsequent Events

In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007. Interest will accrue on the notes from and including February 12, 2007 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. The notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted. The notes will be convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 120% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) upon the occurrence of specified corporate transactions; (4) if we call the Notes for redemption and (5) at an time on or after December 15, 2011 to and including February 15, 2012 and anytime on or after February 15, 2025. Upon a change in control or termination of trading, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

In connection with the issuance of the Notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the Notes (collectively referred to as the “Call Spread Transactions”). As a result of the Call Spread Transactions, we do not anticipate experiencing an increase in the total shares outstanding from the conversion of the Notes unless the price of our common stock appreciates above $36.47 per share, effectively increasing the conversion premium to us to $36.47. We purchased call options to cover approximately 3.1 million shares of our common stock (subject to adjustment in certain circumstances), which is the number of shares underlying the Notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock (subject to adjustment in certain circumstances).

In February 2007, we amended the call option and distribution agreement with our French distributor. The amendment provided that we will exercise the call option sometime between January 1, 2008 and January 2, 2009, subject to the satisfaction of certain conditions. In connection with agreeing to exercise the call option under these circumstances, we concurrently amended the distribution agreement such that we will increase the price at which we sell the Essure device to our French distributor and that we will not exercise the call option in 2007.

13.          Quarterly Information (unaudited)

Supplementary Data

Quarterly Results of Operations (Unaudited)

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net Sales	$12,922	$11,013	$10,003	$7,962	$6,767	$5,499	$5,032	$3,871
Cost of goods sold(1)	4,007	3,486	3,651	2,883	2,568	1,999	2,102	1,727
Gross profit	8,915	7,527	6,352	5,079	4,199	3,500	2,930	2,144
Operating expenses:
Research and development(1)	1,067	1,030	1,069	1,200	1,244	1,145	909	966
Selling, general and administrative(1)	12,118	10,265	10,935	10,000	7,687	7,618	8,213	7,737
Total operating expenses	13,185	11,295	12,004	11,200	8,931	8,763	9,122	8,703
Operating loss	(4,270)	(3,768)	(5,652)	(6,121)	(4,732)	(5,263)	(6,192)	(6,559)
Interest and other income and expenses	339	329	323	333	334	260	161	190
Net loss	$(3,931)	$(3,439)	$(5,329)	$(5,788)	$(4,398)	$(5,003)	$(6,031)	$(6,369)
Basic and diluted net loss per share	$(0.13)	$(0.12)	$(0.18)	$(0.20)	$(0.15)	$(0.18)	$(0.24)	$(0.25)
Weighted average shares used in computing basic and diluted net loss per share	29,153	29,034	28,918	28,860	28,741	27,218	25,453	25,687

(1)          We adopted SFAS 123(R) on January 1, 2006 and have included employee based stock-based compensation in our quarterly results of operations in 2006.

Conceptus, Inc.

Schedule II

Schedule of Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charges to Expenses or Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2004:
Allowance for doubtful accounts	$164	(102)	—	$62
Reserve for inventories	$228	152	—	$380
Year Ended December 31, 2005:
Allowance for doubtful accounts	$62	44	—	$106
Reserve for inventories	$380	(147)	—	$233
Year Ended December 31, 2006:
Allowance for doubtful accounts	$106	61	—	$167
Reserve for inventories	$233	136	280	$89

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, California on this 15 day of March 2007.

CONCEPTUS, INC.

By:	/s/ MARK M. SIECZKAREK,
Mark M. Sieczkarek
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

Signature	Title	Date
/s/ MARK M. SIECZKAREK	President, Chief Executive Officer and	March 15, 2007
(Mark M. Sieczkarek)	Director (Principal Executive Officer)

/s/ GREGORY E. LICHTWARDT	Executive Vice President, Treasurer and	March 15, 2007
(Gregory E. Lichtwardt)	Chief Financial Officer

/s/ MICHAEL A. BAKER	Director	March 15, 2007
(Michael E. Baker)

/s/ THOMAS F. BONADIO	Director	March 15, 2007
(Thomas F. Bonadio)

/s/ ANNETTE BIANCHI	Director	March 15, 2007
(Annette Bianchi)

/s/ ROBERT V. TONI	Director	March 15, 2007
(Robert V. Toni)

/s/ KATHRYN A. TUNSTALL	Director	March 15, 2007
(Kathryn A. Tunstall)

/s/ PETER L. WILSON	Director	March 15, 2007
(Peter L. Wilson)

EXHIBIT INDEX

Exhibit Number	Description
10.28	Amendment to Share Purchase and Call Option Agreement, each dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant on February 27, 2007.
10.29	Amendment to Conceptus SAS Distribution Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d’Echon et al. and the Registrant on February 27, 2007.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Page 87 of this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.