Form 10-Q
period 2007-03-31
CONCEPTUS INC
filed 2007-05-08
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐ No  ☒

There were 29,405,201 shares of Registrant’s Common Stock issued and outstanding as of April 30, 2007.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except number of shares)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$48,909	$3,238
Short-term investments	48,300	22,600
Accounts receivable, net	8,919	6,976
Inventories	2,036	610
Other current assets	1,233	1,064

Total current assets	109,397	34,488

Property and equipment, net	2,849	2,917
Intangible assets, net	1,300	1,350
Debt issuance costs, net	2,994	—
Other assets	797	996

Total assets	$117,337	$39,751

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,786	$2,903
Accrued compensation	3,007	3,909
Other accrued liabilities	1,983	1,597

Total current liabilities	9,776	8,409

Notes payable	86,250	—
Other accrued liabilities	308	328

Total liabilities	96,334	8,737

Stockholders’ equity:
Common stock and additional paid-in capital	248,720	254,631
Accumulated deficit	(227,717)	(223,617)
Treasury Stock, 77,863 and 91,752 shares, at cost	—	—

Total stockholders’ equity	21,003	31,014

Total liabilities and stockholders’ equity	$117,337	$39,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2007	2006
Net sales	$13,780	$7,962
Cost of goods sold (*)	3,705	2,883
Gross profit	10,075	5,079

Operating expenses:
Research and development (*)	1,642	1,200
Selling, general and administrative (*)	13,009	10,000
Total operating expenses	14,651	11,200
Operating loss	(4,576)	(6,121)

Interest and other income	476	333
Net loss	$(4,100)	$(5,788)
Basic and diluted net loss per share	$(0.14)	$(0.20)
Weighted-average shares used in computing basic and diluted net loss per share	29,260	28,860

(*) Includes the following amounts related to stock-based compensation:

	Three months ended
	March 31,
	2007	2006
Cost of goods sold	$6	$40
Research and development	99	173
Selling, general and administrative	1,348	1,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(4,100)	$(5,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	313	254
Amortization of debt issuance costs	77	—
Amortization of intangibles	50	50
Inventory write-down	70	(80)
Stock-based compensation expense	1,453	1,454
Allowance for doubtful accounts	28	43
Loss on retirement of fixed assets	17	—
Changes in operating assets and liabilities:
Accounts receivable	(1,971)	(499)
Inventories	(1,496)	655
Other current assets	(168)	149
Other assets	200	115
Accounts payable	1,883	(217)
Accrued compensation	(698)	(469)
Other accrued and long term liabilities	366	125
Net cash used in operating activities	(3,976)	(4,208)

Cash flows from investing activities
Purchase of investments	(27,850)	(21,450)
Maturities of investments	2,150	15,300
Capital expenditures	(262)	(395)
Net cash used in investing activities	(25,962)	(6,545)

Cash flows from financing activities
Proceeds from issuance of long term debt, net of issuance costs	83,179	—
Purchase of call options on convertible senior notes	(19,372)	—
Proceeds from issuance of warrants	10,695	—
Issuance of common stock	1,107	661
Net cash provided by financing activities	75,609	661

Net increase (decrease) in cash and cash equivalents	45,671	(10,092)
Cash and cash equivalents at the beginning of the period	3,238	12,573
Cash and cash equivalents at end of the period	$48,909	$2,481

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

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the operating results for the full 2007 fiscal year or any other future interim periods.

In July 2006, the Financial Standards Accounting Board (or “FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, we adopted FIN 48 during the three months period ended on March 31, 2007. The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

2.                Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include write-offs for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment of long-lived assets and stock-based compensation.

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 that was filed with the Securities and Exchange Commission on March 15, 2007. Our significant accounting policies have not materially changed since December 31, 2006.

3.                Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$198	$159
Work-in-progress	1,030	292
Finished goods	808	159
Total	$2,036	$610

4.                Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs.  Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the three months ended March 31, 2007 and 2006 follows (in thousands):

	Three months ended March 31,
	2007	2006
Balance at the beginning of the period	$209	$70
Accruals for warranties issued during the period	115	85
Settlements made in kind during the period	(102)	(58)
Balance at the end of the period	$222	$97

5.                Stock-Based Compensation

Net loss for the first quarter of 2007 included stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) of approximately $1.4 million, which consisted of stock-based compensation expense of approximately $1.1 million related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.3 million related to employee restricted stock and restricted stock units.

Net loss for the first quarter of 2006 included stock-based compensation expense under Statement of Financial Accounting Standards (or “SFAS”) No. 123(R) of $1.4 million, which consisted of stock-based compensation expense of $1.1 million related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of $0.3 million related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $61,000 and $59,000 for the three months ended March 31, 2007 and 2006, respectively.

We calculated the fair value of each option on the date of grant using the Black-Scholes method as prescribed by SFAS No. 123(R). The assumptions used were as follows:

	Three months ended March 31, 2007
	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan
Expected term (in years)	3.54	0.49
Average risk-free interest rate	4.68%	5.14%
Average volatility factor	48.6%	42.0%
Dividend yield	—	—

Expected Term: Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical exercise experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: We used historical volatility based on the expected term of the awards, which is consistent with our assessment that the historical volatility for such period is more representative of future stock price trends than any other type of volatility. The calculation was based on a simple-average method, using a reasonably sufficient number of price observations, in accordance with SFAS No. 123(R) and Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).

Expected Dividends: We have not paid and do not anticipate paying any dividends in the near future.

Risk-Free Interest Rate: We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant based on the expected term of the underlying option.

Forfeitures: As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. There was no cash flow impact from SFAS 123(R) in the three months ended March 31, 2007 and March 31, 2006.

Stock Options and Stock Appreciation Rights: During the three months ended March 31, 2007, we granted stock options and stock appreciation rights for 551,500 shares of common stock, with an estimated total grant-date fair value of approximately $4.0 million and a grant date weighted-average fair value of $7.33 per share. During the three months ended March 31, 2006, we granted stock options and stock appreciation rights for 384,000 shares of common stock, with an estimated total grant-date fair value of approximately $2.6 million and a grant date weighted-average fair value of $6.86 per share.

As of March 31, 2007, there was unrecognized compensation cost of approximately $10.4 million for total stock-based compensation related to stock options and stock appreciation rights, before forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 1.4 years.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the ESPP for the three months ended March 31, 2007 was approximately $81,000 with a grant-date weighted-average fair value of $5.84. During the three months ended March 31, 2006, the compensation cost was approximately $61,000, with a grant-date weighted-average fair value of $4.34. This cost is amortized on a straight-line basis over the relevant subscription period.

Restricted Shares and Restricted Stock Units: In connection with restricted shares and restricted stock units granted, we recorded stock compensation representing the difference between the exercise price of the shares and the fair market value of our common shares on the dates the awards were granted. This stock compensation is being recorded as compensation expense on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended March 31, 2007, we recorded approximately $312,000 of such compensation expense, with a grant date weighted-average fair value of $18.06 per share. During the three months ended March 31, 2006, we recorded approximately $278,000 of such compensation expense, with a grant date weighted-average fair value of $14.76 per share.

As of March 31, 2007, there was an unrecognized compensation cost of approximately $1.5 million related to nonvested restricted shares and restricted stock units, before forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 0.6 years for restricted stock awards and 1.6 years for restricted stock units.

6.                Notes Payable

In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. These notes bear interest on the principal amount at 2.25% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007. Interest accrual on the notes commenced on February 12, 2007. The notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted.

The notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.89 per share), in certain circumstances described in the next paragraph. Upon conversion, a holder would receive cash up to the principal amount of the note and shares of our common stock in respect of such note’s conversion value in excess of such principal amount.

The notes are convertible only in the following circumstances: (1) during any calendar quarter after the quarter ending March 31, 2007 if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price; (2) during the five consecutive business days immediately after any five consecutive trading day period in which if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the notes during such five-day period; (3) upon the occurrence of specified corporate transactions; (4) if we call the notes for redemption and (5) at anytime on or after December 15, 2011 to and including February 15, 2012 and anytime on or after February 15, 2025. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

In addition, in connection with the issuance of the notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the notes ( “Call Spread Transactions”). As a result of the Call Spread Transactions, we do not anticipate experiencing an increase in the total shares outstanding from the conversion of the notes unless the price of our common stock appreciates above $36.47 per share, effectively increasing the conversion premium to us to $36.47. We purchased call options to cover approximately 3.1 million shares of our common stock, which is the number of shares underlying the notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock.

7.                Income Taxes

We adopted the provisions of FASB No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2007, our federal returns for the years ended 2003 through the current period and most state returns for the years ended 2002 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended
	March 31,
	2007	2006
Denominator:
Weighted-average number of common shares outstanding	29,328	29,121
Less: Weighted-average unvested and restricted common shares	(68)	(261)
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	29,260	28,860

The following outstanding options, potential employee stock purchase plan shares, stock appreciation rights and restricted stock shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At March 31,
	2007	2006
Outstanding options and SARs	3,963	3,798
Restricted stock	52	267
Restricted stock units	276	68
Employee Stock Purchase Plan	15	34
Warrants issued in connection with our convertible notes	3,093	—
Total	7,399	4,167

Our 2.25% senior convertible notes are not included in the calculation of net loss per share because their effect is anti-dilutive.

9.                Stockholders’ Equity

As of March 31, 2007, we hold 77,863 shares of treasury stock as a result of repurchasing shares of restricted common stock at par value in accordance with the terms of the restricted stock agreements. These shares had a purchase price of $0.003 per share and are recorded as treasury stock.

In connection with the issuance of our senior convertible notes (see Note 6) in February 2007, we entered into the Call Spread Transactions, which have the effect of reducing the potential dilution upon conversion of the notes. As a result, we do not anticipate experiencing an increase in the number of shares outstanding from the conversion of our senior convertible notes unless the price of our common stock appreciates above $36.47 per share, effectively increasing the conversion premium to us to $36.47. The Call Spread Transactions do not affect the rights of noteholders under the indenture governing our senior convertible notes. We purchased call options in private transactions to cover approximately 3.1 million shares of our common stock at a strike price of $27.89 per share (subject to adjustment in certain circumstances) for approximately $19.4 million. The call options generally will allow us to receive shares of common stock from counterparties equal to the number of shares of common stock payable to the holders of our senior convertible notes upon conversion. These call options will terminate the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock at an exercise price of $36.47 per share (subject to adjustments in certain circumstances) in private transactions for total proceeds of approximately $10.7 million. The warrants provide for net share settlement. We have analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and determined that they meet the criteria for classification as equity transactions. As a result, in the three months ended March 31, 2007, we recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and we will not recognize subsequent changes in fair value of the agreements.

10.     Commitments and Contingencies

On February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 with Conceptus SAS, (or “SAS”) and into an amendment to the Distribution Agreement with SAS, dated January 17, 2004.  Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions.  Pursuant to the amendment to the Distribution Agreement, SAS agreed to increase the price they pay to us for the Essure product. The difference in price of the revised Distribution Agreement compared to the previous agreement is being recorded as a current liability in our consolidated balance sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2007 revenues and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items, that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q.  Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report as of December 31, 2006 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007 and those included elsewhere in this Form 10-Q.

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

The Essure system is currently being marketed in multiple countries.  In November 2002 we received approval from the FDA to market the Essure system in the United States.  In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, the Essure permanent birth control system was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell the Essure system in Australia.  In December 2004, we made the decision to terminate our direct subsidiary operations in Australia and convert to an independent distributor.  This decision was largely a cost reduction measure due to of the small size of the Australian market and our inability to manage our direct operation in Australia to a cash-flow positive position.  We have entered into a distribution agreement with an independent distributor and the transition was completed in January 2005.  In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. We currently have distributors in Australia, Canada and France, which covers Europe, Middle East, Africa, Mexico, Central America and South America.

On February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 between Conceptus, Conceptus SAS, or SAS, and the Purchasers party thereto and an amendment to the Distribution Agreement with SAS, dated January 17, 2004.  Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions. The purchase price will be determined as a multiplier of yearly sales. Pursuant to the amendment to the Distribution Agreement, SAS agreed to increase the price they pay to us for the Essure product.

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

Penetration

We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. As of March 31, 2007, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of March 31, 2007, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 43 of the 51 Medicaid programs in the country. We intend to continue our effort to educate payers of the cost-effectiveness of our product, and to establish further programs to help physicians to navigate reimbursement issues.

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

Second, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. During the three months ended March 31, 2007, we added a substantial number of sales positions and are expecting to add more in 2007. Also, we have included regional distributors of women’s gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in the office environment.

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

We have experienced significant operating losses since inception and, as of March 31, 2007, had an accumulated deficit of $227.7 million. We will continue to expend substantial resources in the selling and marketing of the Essure  system in the United States and abroad. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In December 2006 we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we used the shelf to complete a convertible debt offering for an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

Results of Operations - Three Months Ended March 31, 2007 and 2006

2007 results compared to 2006 (in thousands, except percentages)

	Three Months Ended March 31,
	2007		2006		2007-2006
	Amount	% (a)	Amount	% (a)	% Change
Net sales	$13,780	100%	$7,962	100%	73%
Gross profit	10,075	73%	5,079	64%	98%
Research and development expenses	1,642	12%	1,200	15%	37%
Selling general and administrative expenses	13,009	94%	10,000	126%	30%
Net Loss	(4,100)	-30%	(5,788)	-73%	-29%

(a) Expressed as a percentage of total net sales.

Net Sales

Net sales were $13.8 million for the three months ended March 31, 2007 as compared to $8.0 million for the three months ended March 31, 2006, an increase of $5.8 million, or 73%.  The increase in net sales is the result of continued commercialization of the Essure system worldwide, and reflects the increasing number of physicians entering and completing training in the use of the procedure and higher utilization by trained physicians. As of March 31, 2007, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. Our accomplishment in obtaining the number of physicians trained is very important because it provides us with a strong referral base within major metropolitan areas we have targeted. We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to us from inception to-date.

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

For the three months ended March 31, 2007 and 2006, no single customer accounted for 10% or more of total consolidated net sales. Accounts receivable from two customers accounted for 22% and 10%, respectively, of our net accounts receivable balance as of March 31, 2007. Accounts receivable from a customer accounted for 20% of our net accounts receivable balance as of March 31, 2006.

Net product sales by geographic region as a percentage of net sales for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Net sales (in thousands)	$13,780	$7,962
United States of America	91%	89%
Europe	9%	10%
Other	0%	1%

Net sales are attributed to region based on the shipping location of the external customers.

We expect our net sales for 2007 to be approximately $66 million to $68 million, which would represent 58% to 62% growth from net sales in 2006. We expect net sales from the United States will continue to be the major contributor of our global net sales.  We have established four primary goals to achieve our revenue growth.  We expect to increase sales coverage and with that increase physician penetration and utilization of the Essure device, build patient awareness through targeted advertising and internet programs, obtain additional payer coverage decisions or otherwise improve the public and private payer coverage for the Essure procedure, and bring product improvements to the Essure device to the market. We believe our revenue growth in 2007 and beyond will be significantly influenced by how successful we are in achieving those objectives.

Gross Profit

Cost of goods sold for the three months ended March 31, 2007 was $3.7 million as compared to $2.9 million for the three months ended March 31, 2006. This increase of $0.8 million, or 29%, was caused by the increase in net sales, partially offset by reductions in manufacturing costs due to the impact of higher volumes on relatively fixed manufacturing costs. Gross profit margin improved from 64% for the three months ended March 31, 2006 to 73% for the same period ended March 31, 2007, which was primarily from higher volumes on relatively fixed manufacturing costs.  We anticipate gross margins will improve throughout 2007 due to lower per-unit costs on higher volume; however, our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Operating Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.6 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. The primary reason for the increase in research and development expenses was due to ongoing product development. We intend to continue to focus our research and development efforts on the development of new or alternative product designs along with management of the on-going clinical trials. It is our goal to launch new product designs over the coming years, which are intended to result in a lower cost of the device, improved ease of use of the Essure system and simplified packaging systems.

Selling, general and administrative spending for the three months ended March 31, 2007 was $13.0 million as compared to $10.0 million for the three months ended March 31, 2006, which represents an increase of $3.0 million, or 30%. The primary reason for the increase results from higher payroll expenditures of $1.3 million, primarily due to the expansion of our U.S. field sales force, which is meant to provide us with more selling time to focus on physician penetration. Additionally, increases in selling, general and administrative expenses were a result of higher travel expenses of $0.5 million and higher advertising campaigns of $0.5 million. The remainder is due to general corporate expenses to support our growing infrastructure. We expect selling, general and administrative expenses to increase in the future as we expect to hire additional sales professionals and to increase expenses in advertising to support patient awareness.

Interest and other income and expenses of $0.5 million increased by $0.2 million in the three months ended March 31, 2007, compared to $0.3 million in the same period ended March 31, 2006. The increase is due to higher interest income in the first quarter of 2007 due to higher interest rates applied to the investments portfolio, as well as higher interest income as a result of investing of proceeds from our convertible senior note offering completed in February 2007, at a rate in excess of the coupon rate, offset by amortization of debt issuance costs.  For these reasons, we expect higher interest income in 2007 compared to the previous fiscal year.

Liquidity and Capital Resources

We have experienced significant operating losses since inception. As of March 31, 2007 we had an accumulated deficit of $227.7 million. We have financed our operations since inception primarily through equity financings. In December 2006 we filed a shelf Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings. The aggregate initial offering price of all securities sold will not exceed $150,000,000. After the sale of our senior convertible notes described below, we had $63,750,000 remaining available for sale.

In February 2007, we issued and sold off the shelf Registration Statement in an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007. Interest accrual on the notes commenced on February 12, 2007. The notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted.

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

The notes are convertible only in the following circumstances: (1) during any calendar quarter after the quarter ending March 31, 2007 if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price; (2) during the five consecutive business days immediately after any five consecutive trading day period in which if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the notes during such five-day period; (3) upon the occurrence of specified corporate transaction; (4) if we call the notes for redemption and (5) at anytime on or after December 15, 2011 to and including February 15, 2012 and anytime on or after February 15, 2025. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

In addition, in connection with the issuance of the notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the notes ( “Call Spread Transactions”). As a result of the Call Spread Transactions, we do not anticipate experiencing an increase in the total shares outstanding from the conversion of the notes unless the price of our common stock appreciates above $36.47 per share, effectively increasing the conversion premium to us to $36.47. We purchased call options to cover approximately 3.1 million shares of our common stock, which is the number of shares underlying the notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock.

As of March 31, 2007, we had cash, cash equivalents and short-term investments of $97.2 million, compared to $25.8 million at December 31, 2006. The increase of $71.4 million is primarily due to the proceeds from of the sale of our senior convertible notes in February 2007 and cash used in our operating and investing activities. We expect cash usage in operating activities to decrease in the future as our revenues grow.

Operating Activities

Net cash used in operating activities was $4.0 million in the three months ended on March 31, 2007, as compared to $4.2 million in the three months ended March 31, 2006. Net cash used in operating activities in the first quarter of 2007 was primarily related to:

•                  Net loss of $4.1 million;

•                  Non-cash related items of $2.0 million corresponding primarily to stock based compensation and depreciation and amortization of fixed assets;

•                  Planned increase of inventories of $1.5 million to support our increase in sales;

•                  Increase in accounts receivable of $2.0 million. We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations;

•                  Cash used due to a decrease in accrued compensation due to payout of fiscal 2006 bonuses and the growth in our employees headcount, particularly in our sales force; and

•                  Increases in accounts payable of $1.8 million, primarily due to planned payouts for our inventory increases.

We expect cash usage in operating activities in the future to decrease.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 was $26.0 million, from sales and maturity of short-term investments of $2.2 million, offset by purchases of investments constituting auction rate securities of $27.9 million and capital expenditures of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2006 was $6.5 million, from sales and maturity of short-term investments of $15.3 million, offset by purchases of investments of $21.4 million and capital expenditures of $0.4 million.

Financing Activities

Net cash provided by financing activities was $75.6 million, primarily due to the net proceeds of $83.2 million from our issuance of senior convertible notes in February 2007 million, the proceeds of $10.7 million for the issuance of warrants in connection with our senior convertible notes and the proceeds of $1.1 million for the issuance of common stock for our stock option programs and the Employee Stock Purchase Plan, offset by $19.4 million for the cost of our purchase of call options on convertible senior notes.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2006 from the exercise of stock options.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying the Company’s financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

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

The fair market value of our 2.25% senior convertible notes is subject to interest rate risk and market risk due to their convertible feature. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our senior convertible notes will increase as the market price of our common stock increases, and decrease as the market price falls. The interest and market value changes affect the fair market value of our senior convertible notes, but do not impact our financial position, cash flows or results of operations.

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

As of March 31, 2007, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2006 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of March 31, 2007 should be considered carefully while evaluating the Company and our business. This Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risk factors incorporated by reference and to their updates. Readers should not consider these lists to be a complete statement of all potential risks and uncertainties.

We may experience disruption in supply due to our dependence on our contract manufacturers to supply our commercial product requirements and our inability to obtain suppliers of certain components for our products.

Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages or environmental factors.  In addition, we and our third party manufacturer purchase both raw materials used in our product and finished goods from various suppliers, and we rely on single source suppliers for certain components of our product.  We are currently negotiating contract renewal terms for one of our single source components and have not yet finalized the arrangements.  If we or our contract manufacturer are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business.

The accounting method for convertible debt securities with net share settlement, like the notes, may be subject to change.

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method.  The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, in which event we are treated for earnings per share purposes as having issued the number of shares of our common stock necessary to settle the conversion.

The EITF is reviewing, among other things, the accounting method for net share settled securities.  A subcommittee of the EITF is considering a proposed method for accounting for net share settled securities under which the debt and equity components of the security would be bifurcated and accounted for separately.  The effect of this proposal is that the equity component would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes.  Net income attributable to our common stockholders would be lower by recognizing accretion of the discounted carrying value of the convertible debt security to its face amount as additional interest expense.  The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

We cannot predict the outcome of the EITF deliberations and whether the EITF will require that net share settled securities be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retroactively or prospectively.

We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results.  These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the notes.

Item 6. Exhibits

Number	Description
10.1	Ninth Amended and Restated 2001 Equity Incentive Plan.
10.2	Amended and Restated 2002 Non-Qualified Stock Option Plan.
10.3	Independent Director Equity Compensation Policy.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPTUS, INC.
/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and
Chief Financial Officer

Date: May 8, 2007

EXHIBIT INDEX

Number	Description
10.1	Ninth Amended and Restated 2001 Equity Incentive Plan.
10.2	Amended and Restated 2002 Non-Qualified Stock Option Plan.
10.3	Independent Director Equity Compensation Policy.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.