Form 10-Q
period 2007-06-30
CONCEPTUS INC
filed 2007-08-07
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐	Accelerated Filer ☒	Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes  ☐   No  ☒

There were 29,543,074 shares of Registrant’s Common Stock issued and outstanding as of July 31, 2007.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except number of shares)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,367	$3,238
Short-term investments	93,250	22,600
Accounts receivable, net	10,616	6,976
Inventories	2,600	610
Other current assets	1,496	1,064

Total current assets	110,329	34,488

Property and equipment, net	2,695	2,917
Intangible assets, net	1,266	1,350
Debt issuance costs, net	2,864	—
Other assets	560	996

Total assets	$117,714	$39,751

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,813	$2,903
Accrued compensation	2,301	3,909
Other accrued liabilities	3,235	1,597

Total current liabilities	9,349	8,409

Notes payable	86,250	—
Other accrued liabilities	287	328

Total liabilities	95,886	8,737

Stockholders’ equity:
Common stock and additional paid-in capital	251,685	254,631
Accumulated deficit	(229,857)	(223,617)
Treasury Stock, 77,863 and 91,752 shares, at cost	—	—

Total stockholders’ equity	21,828	31,014

Total liabilities and stockholders’ equity	$117,714	$39,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$15,669	$10,003	$29,449	$17,965
Cost of goods sold (*)	4,238	3,651	7,943	6,534
Gross profit	11,431	6,352	21,506	11,431

Operating expenses:
Research and development (*)	1,061	1,069	2,703	2,269
Selling, general and administrative (*)	13,172	10,935	26,181	20,935
Total operating expenses	14,233	12,004	28,884	23,204
Operating loss	(2,802)	(5,652)	(7,378)	(11,773)

Interest and other income	662	323	1,138	656
Net loss	$(2,140)	$(5,329)	$(6,240)	$(11,117)
Basic and diluted net loss per share	$(0.07)	$(0.18)	$(0.21)	$(0.38)
Weighted-average shares used in computing basic and diluted net loss per share	29,420	28,918	29,340	28,890

(*) Includes the following amounts related to stock-based compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of goods sold	$5	$71	$11	$111
Research and development	122	196	221	369
Selling, general and administrative	1,399	1,311	2,747	2,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(6,240)	$(11,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	650	540
Amortization of debt issuance costs	232	—
Amortization of intangibles	84	100
Inventory write-down	(27)	(134)
Stock-based compensation expense	2,980	3,032
Allowance for doubtful accounts	102	42
Loss on retirement of fixed assets	19	6
Changes in operating assets and liabilities:
Accounts receivable	(3,742)	(847)
Inventories	(1,962)	1,720
Other current assets	(432)	250
Other assets	436	259
Accounts payable	909	(706)
Accrued compensation	(1,390)	(429)
Other accrued and long term liabilities	1,598	237
Net cash used in operating activities	(6,783)	(7,047)

Cash flows from investing activities
Purchase of investments	(82,100)	(21,450)
Maturities of investments	11,450	19,000
Capital expenditures	(447)	(729)
Net cash used in investing activities	(71,097)	(3,179)

Cash flows from financing activities
Proceeds from issuance of long term debt, net of issuance costs	83,154	—
Purchase of call options on convertible senior notes	(19,372)	—
Proceeds from issuance of warrants	10,695	—
Proceeds from exercise of stock options	2,532	861
Net cash provided by financing activities	77,009	861

Net decrease in cash and cash equivalents	(871)	(9,365)
Cash and cash equivalents at the beginning of the period	3,238	12,573
Cash and cash equivalents at end of the period	$2,367	$3,208

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

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the operating results for the full 2007 fiscal year or any other future interim periods.

Recent Accounting Pronouncements

In July 2006, the Financial Standards Accounting Board (or “FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, we adopted FIN 48 beginning fiscal year 2007. The adoption of the provisions of FIN 48 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement”, or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of 2008. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

On July 25, 2007, the FASB held a meeting to discuss, among other things, the accounting method for net share settled securities.  As a result of the meeting, the FASB voted to adopt a method for accounting for net share settled securities under which the debt and equity components of the security would be bifurcated and accounted for separately.  The effect of this proposal is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes.  As a result, net loss attributable to our common stockholders is expected to be higher by recognizing accretion of the discounted carrying value of our convertible debt security to its face amount as additional interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method. Moreover, the FASB will require that the new method be implemented retrospectively. The FASB has not yet published its final decision with respect to this proposed change to accounting treatment so there remains uncertainty as to the full impact of this accounting change. We cannot predict the outcome of the FASB deliberations and whether the FASB will require that net share settled securities be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retrospectively or prospectively.

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

3.           Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$270	$159
Work-in-progress	1,158	292
Finished goods	1,172	159
Total	$2,600	$610

4.           Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the six months ended June 30, 2007 and 2006 follows (in thousands):

	Six months ended June 30,
	2007	2006
Balance at the beginning of the period	$209	$70
Accruals for warranties issued during the period	230	179
Settlements made in kind during the period	(219)	(136)
Balance at the end of the period	$220	$113

5.           Stock-Based Compensation

Net loss for the three and six months ended June 30, 2007 included stock-based compensation expense under SFAS  123(R) of $1.5 million and $2.9 million, respectively, which consisted of stock-based compensation expense of $1.3 million and $2.4 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of $0.2 million and $0.5 million, respectively, related to employee restricted stock and restricted stock units.

Net loss for the three and six months ended June 30, 2006 included stock-based compensation expense under SFAS  123(R) of $1.5million and $2.9 million, respectively, which consisted of stock-based compensation expense of $1.2 million and $2.3 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of $0.4 million and $0.6 million, respectively, related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $57,000 and $41,000 for the three months ended June 30, 2007 and 2006, respectively, and $118,000 and $100,000 for the six months ended June 30, 2007 and 2006, respectively.

We calculated the fair value of each option on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

	Stock Option and Stock Appreciation Right Plans
	Three months	Six months
	ended June 30, 2007	ended June 30, 2007
Expected term (in years)	3.66	3.58
Average risk-free interest rate	4.76%	4.71%
Average volatility factor	47.1%	48.1%
Dividend yield	—	—

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

Forfeitures: As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock Options and Stock Appreciation Rights: During the three months ended June 30, 2007, we granted stock options and stock appreciation rights for 283,490 shares of common stock, with an estimated total grant-date fair value of approximately $2.2 million and a grant date weighted-average fair value of $7.61 per share. During the three months ended June 30, 2006, we granted stock options and stock appreciation rights for 82,000 shares of common stock, with an estimated total grant-date fair value of approximately $0.4 million and a grant date weighted-average fair value of $4.31 per share.

As of June 30, 2007, there was unrecognized compensation cost of approximately $11.1 million for total stock-based compensation related to stock options and stock appreciation rights, before forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 2.7 years.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the ESPP for the six months ended June 30, 2007 was approximately $153,000 with a grant-date weighted-average fair value of $5.07. During the six months ended June 30, 2006, the compensation cost was approximately $128,000, with a grant-date weighted-average fair value of $4.34. This cost is amortized on a straight-line basis over the relevant subscription period.

We calculated the fair value of each share under the ESPP on the date of grant using the Black-Scholes model as prescribed by SFAS No. 123(R). The assumptions used were as follows:

Six months ended June 30, 2007
Expected term (in years)	0.78
Average risk-free interest rate	5.07%
Average volatility factor	42.0%
Dividend yield	—

Restricted Shares and Restricted Stock Units: In connection with restricted shares and restricted stock units granted, we recorded stock compensation representing the difference between the exercise price of the shares and the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended June 30, 2007, we granted 15,500 shares of restricted stock units, with an grant-date fair value of approximately $0.3 million and a grant-date weighted-average fair value of $19.17. During the three months ended June 30, 2006, we granted 14,000 shares of restricted stock and 8,500 shares of restricted stock units, with a grant-date fair value of approximately $0.3 million and a grant-date weighted-average fair value of $13.54.

As of June 30, 2007, there was an unrecognized compensation cost of approximately $1.6 million related to nonvested restricted shares and restricted stock units, before forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 1.2 years for restricted stock awards and 2.2 years for restricted stock units.

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

In addition, in connection with the issuance of the notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the notes ( “Call Spread Transactions”). As a result of the Call Spread Transactions, we do not anticipate experiencing an increase in the total shares outstanding from the conversion of the notes unless the price of our common stock appreciates above $36.47 per share, effectively increasing the conversion premium to $36.47. We purchased call options to cover approximately 3.1 million shares of our common stock, which is the number of shares underlying the notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock.

7.           Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of June 30, 2007, our federal returns for the years ended 2003 through the current period and most state returns for the years ended 2002 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Denominator:
Weighted-average number of common shares oustanding	29,457	29,185	29,393	29,154
Less: Weighted-average unvested and restricted common shares	(37)	(267)	(53)	(264)
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	29,420	28,918	29,340	28,890

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	_As of June 30,
	2007	2006
Outstanding options and SARs	4,096	3,780
Restricted stock	29	274
Restricted stock units	288	70
Employee Stock Purchase Plan	—	45
Warrants issued in connection with our convertible notes	3,093	—
Total	7,506	4,169

Our 2.25% senior convertible notes are not included in the calculation of net loss per share because their effect is anti-dilutive.

9.           Stockholders’ Equity

As of June 30, 2007, we hold 77,863 shares of treasury stock as a result of repurchasing shares of restricted common stock at par value in accordance with the terms of the restricted stock agreements. These shares had a purchase price of $0.003 per share and are recorded as treasury stock.

In connection with the issuance of our senior convertible notes (see Note 6) in February 2007, we entered into the Call Spread Transactions, which have the effect of reducing the potential dilution upon conversion of the notes. We purchased call options in private transactions to cover approximately 3.1 million shares of our common stock at a strike price of $27.89 per share (subject to adjustment in certain circumstances) for approximately $19.4 million. The call options generally will allow us to receive shares of common stock from counterparties equal to the number of shares of common stock payable to the holders of our senior convertible notes upon conversion. These call options will terminate the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock at an exercise price of $36.47 per share (subject to adjustments in certain circumstances) in private transactions for total proceeds of approximately $10.7 million. The warrants provide for net share settlement. We have analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and determined that they meet the criteria for classification as equity transactions. As a result, in the six months ended June 30, 2007, we recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and we will not recognize subsequent changes in fair value of the agreements.

10.    Commitments and Contingencies

On February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 with Conceptus SAS, (or “SAS”) and into an amendment to the Distribution Agreement with SAS, dated January 17, 2004.  Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions.  Pursuant to the amendment to the Distribution Agreement, SAS agreed to increase the price they pay to us for the Essure product. The difference in price of the revised Distribution Agreement compared to the previous agreement is being recorded as a current liability in our consolidated balance sheet. As of June 30, 2007, the balance of this current liability was $1.2 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2007 revenues and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items, that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q.  Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 15, 2007 and those included elsewhere in this Form 10-Q.

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

The Essure system is currently being marketed in multiple countries. In November 2002 we received approval from the FDA to market the Essure system in the United States. In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. We currently have distributors in Australia, Canada and France, which cover Europe, Middle East, Africa, Mexico, Central America and South America.

On February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 between Conceptus, Conceptus SAS, or SAS, and the Purchasers party thereto and an amendment to the Distribution Agreement with SAS, dated January 17, 2004.  Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions. The purchase price will be determined as a multiplier of yearly sales. Pursuant to the amendment to the Distribution Agreement, SAS agreed to increase the price they pay to us for the Essure product. The difference in price of the revised Distribution Agreement compared to the previous agreement is being recorded as a current liability in our consolidated balance sheet. As of June 30, 2007, the balance of this current liability was $1.2 million.

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

Penetration

Physicians are required to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. As of June 30, 2007, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of June 30, 2007, we have received positive reimbursement decisions for the Essure procedure from most private insurers and 43 of the 51 Medicaid programs in the country. We intend to continue our effort to educate payers of the cost-effectiveness of our product, and to establish further programs to help physicians to navigate reimbursement issues.

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

First, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. During the six months ended June 30, 2007, we added a substantial number of sales positions and are expecting to add more in the remaining of 2007. Also, we have included regional distributors of women’s gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in the office environment.

Second, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure. We may achieve this through radio campaigns, direct mail and print media (magazine) advertisements aimed at increasing consumer awareness.

Third, we are focused on obtaining favorable coverage decisions from the remaining payers representing the private paying and state-paying Medicaid systems that have not given a coverage decision. It is our intention to maintain our field based tactical reimbursement group aimed at obtaining coverage decisions and educating the physician and office regarding payer procedures.

Fourth, we have entered into certain strategic agreements in the past and we may explore such opportunities in the future. We intend for these agreements to provide us with the ability to increase awareness, gain market presence and credibility, accelerate our ability to train doctors, as well as expand our market opportunity by driving adoption among a group of physicians not previously targeted by our marketing programs. The success of these campaigns will depend upon the effectiveness of our sales force training programs, market demand for Essure procedures in conjunction with the products marketed by strategic partners and the efforts and commitment of strategic partners to the program. We cannot be certain how successful these programs will be, if at all.

Lastly, as appropriate we intend to make labeling improvements to our product as well as physical product enhancements to enhance the adoption of the Essure procedure. This may involve working with the various regulatory agencies around the world that regulate the sale and labeling of medical devices to provide updates to claims such as effectiveness and placement rates. Where appropriate, we will make physical improvements to the product for improved manufacturability or for the ease of use by the physician.  The FDA has recently approved the third generation of the Essure product for sale in the United States.

We have experienced significant operating losses since inception and, as of June 30, 2007, have an accumulated deficit of $229.9 million. We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In December 2006 we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we used the shelf to complete a convertible debt offering for an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

Results of Operations - Three and Six Months Ended June 30, 2007 and 2006

2007 results compared to 2006 (in thousands, except percentages)

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006		2007- 2006	2007		2006		2007- 2006
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	Amount	% (a)	% Change
Net sales	$15,669	100%	$10,003	100%	57%	$29,449	100%	$17,965	100%	64%
Gross profit	11,431	73%	6,352	64%	80%	21,506	73%	11,431	64%	88%
Research and development expenses	1,061	7%	1,069	11%	-1%	2,703	9%	2,269	13%	19%
Selling, general and administrative expenses	13,172	84%	10,935	109%	20%	26,181	89%	20,935	117%	25%
Net loss	(2,140)	-14%	(5,329)	-53%	-60%	(6,240)	-21%	(11,117)	-62%	-44%

(a) Expressed as a percentage of total net sales.

Net Sales

Net sales were $15.7 million for the three months ended June 30, 2007 as compared to $10.0 million for the three months ended June 30, 2006, an increase of $5.7 million, or 57%. Net sales for the six months ended June 30, 2007 were $29.4 million, as compared to $18.0 million for the six months ended June 30, 2006, an increase of $11.5 million, or 64%.  The increase in net sales is the result of continued commercialization of the Essure system worldwide, and reflects the increasing number of physicians entering and completing training in the use of the procedure and higher utilization by trained physicians. As of June 30, 2007, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. Our accomplishment in obtaining the number of physicians trained is very important because it provides us with a strong referral base within major metropolitan areas we have targeted. We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to us from inception to-date.

Net product sales by geographic region as a percentage of net sales for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$15,669	$10,003	$29,449	$17,965
United States of America	13,930	89%	26,476	90%
Europe	1,540	10%	2,718	9%
Other	199	1%	255	1%

Net sales are attributed to region based on the shipping location of the external customers.

No single customer accounted for 10% or more of our net sales during the three and six months ended June 30, 2007 and June 30, 2006.  Accounts receivable from one customer accounted for 26% of our net accounts receivable balance as of June 30, 2007. Accounts receivable from one customer accounted for 16% of our net accounts receivable balance as of June 30, 2006.

We expect our net sales for 2007 to be approximately $62 million to $65 million, which would represent 48% to 55% growth from net sales in 2006. We expect net sales from the United States will continue to be the major contributor of our global net sales. We have established four primary goals to achieve our revenue growth. We expect to increase sales coverage and with that increase physician penetration and utilization of the Essure device in both the hospital and the office setting. In addition, we will continue to increase our programs aimed at raising patient awareness of the Essure procedure, such as advertising with physicians and internet marketing, we will obtain additional payer coverage decisions or otherwise improve the public and private payer coverage for the  Essure  procedure, and bring product improvements to the Essure device to the market. We believe our revenue growth in 2007 and beyond will be significantly influenced by how successful we are in achieving those objectives. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K referenced herein, our expected revenue growth involves factors that are outside of our control, such as market acceptance of the Essure system and third party reimbursement for the device.

Gross Profit

Cost of goods sold for the three months ended June 30, 2007 was $4.2 million as compared to $3.7 million for the three months ended June 30, 2006. This increase of $0.6 million, or 16%, was caused by the increase in net sales, partially offset by reductions in manufacturing costs due to the impact of higher volumes on relatively fixed manufacturing costs. For the six months ended June 30, 2007, cost of goods sold was $7.9 million, as compared to $6.5 million for the six months ended June 30, 2006. The increase of $1.4 million, or 22% was caused by the same factors. Gross profit margin improved from 64% for the three months ended June 30, 2006 to 73% for the same period ended June 30, 2007. For the six months ended June 30, 2007, gross profit margin was $21.5 million or 73%, which represents an improvement from a gross profit margin of 64% for the six months ended June 30, 2006, which was primarily from greater volumes on relatively fixed manufacturing costs. We anticipate gross margins will improve throughout 2007 due to lower per-unit costs on greater volume; however, our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Operating Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.1 million for the three months ended June 30, 2007 and the same amount for the three months ended June 30, 2006. Research and development expenses were $2.7 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. The primary reason for the increase in research and development expenses was due to ongoing product development. We intend to continue to focus our research and development efforts on the development of new or alternative product designs along with management of the on-going clinical trials. It is our goal to launch new product designs over the coming years, which are intended to result in a lower cost of the device, improved ease of use of the Essure system and simplified packaging systems.

Selling, general and administrative spending for the three months ended June 30, 2007 was $13.2 million as compared to $10.9 million for the three months ended June 30, 2006, which represents an increase of $2.2 million, or 20%. The primary reason for the increase was higher payroll expenditures of $0.7 million, primarily due to the expansion of our U.S. field sales force, which we intend will generate more selling time and focus on physician penetration. Additionally, increases in selling, general and administrative expenses were a result of increased advertising expenses of $0.6 million, increased travel expenses of $0.2 million and increased consulting expenditures of $0.1 million. The remainder is due to general corporate expenses to support our growing infrastructure.

Selling, general and administrative spending for the six months ended June 30, 2007 was $26.2 million as compared to $20.9 million for the six months ended June 30, 2006, which represents an increase of $5.2 million, or 25%. The primary reason for the increase was higher payroll expenditures of $2.0 million, primarily due to the expansion of our U.S. field sales force, which we intend will generate more selling time and focus on physician penetration. Additionally, increases in selling, general and administrative expenses were a result of increased advertising expenses of $1.1 million, increased travel expenses of $0.7 million and increased consulting expenditures of $0.4 million. The remainder is due to general corporate expenses to support our growing infrastructure. We expect selling, general and administrative expenses to increase in the future as we expect to hire additional sales professionals and to increase expenses in advertising to support patient awareness.

Interest and other income and expenses of $0.7 million increased by $0.3 million in the three months ended June 30, 2007, compared to $0.3 million in the same period ended June 30, 2006. For the six months ended June 30, 2007, interest and other income and expense was $1.1 million, compared to $0.7 million for the same period ended June 30, 2006, which represents an increase of $0.5 million, or 73%. The increase is due to higher interest income in the first six months of 2007 as a result of investing of proceeds from our convertible senior note offering completed in February 2007, offset by amortization of debt issuance costs and interest expense on our convertible debt. For these reasons, we expect higher interest income in 2007 compared to the previous fiscal year.

Liquidity and Capital Resources

We have experienced significant operating losses since inception. As of June 30, 2007 we had an accumulated deficit of $229.9 million. We have financed our operations since inception primarily through equity financings and debt. In December 2006 we filed a shelf Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings. The aggregate initial offering price of all securities sold will not exceed $150,000,000. After the sale of our senior convertible notes described below, we had $63,750,000 remaining available for sale.

In February 2007, we issued and sold under the shelf Registration Statement an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007. Interest accrual on the notes commenced on February 12, 2007. The notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted.

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

As of June 30, 2007, we had cash, cash equivalents and short-term investments of $95.6 million, compared to $25.8 million at December 31, 2006. The increase of $69.8 million is primarily due to the proceeds from of the sale of our senior convertible notes in February 2007 and cash used in our operating and investing activities. We expect cash usage in operating activities to decrease in the future as our net loss decreases.

Operating Activities

Net cash used in operating activities was $6.8 million in the six months ended June 30, 2007, as compared to $7.0 million in the six months ended June 30, 2006. Net cash used in operating activities in the six months ended June 30, 2007 was primarily related to:

•            net loss of $6.2 million;

•            non-cash related items of $4.0 million corresponding primarily to stock based compensation and depreciation and amortization of fixed assets;

•            planned increase of inventories of $2.0 million to support our increase in sales;

•            increase in accounts receivable of $3.7 million; and

•            increases in accounts payable of $0.9 million, primarily due to planned payouts for our inventory increases.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure.

We expect cash usage in operating activities in the future to decrease as our revenues grow.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 was $71.1 million, from sales and maturity of short-term investments of $82.1 million, offset by purchases of investments constituting auction rate securities of $11.4 million and capital expenditures of $0.5 million. Net cash used in investing activities for the six months ended June 30, 2006 was $3.2 million, from sales and maturity of short-term investments of $19.0 million, offset by purchases of investments of $21.5 million and capital expenditures of $0.7 million.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2007 was $77.0 million, primarily due to the net proceeds of $83.2 million from our issuance of senior convertible notes in February 2007, the proceeds of $10.7 million for the issuance of warrants in connection with our senior convertible notes and the proceeds of $2.5 million for the issuance of common stock for our stock option programs and the ESPP, offset by $19.4 million for the cost of our purchase of call options on our convertible senior notes. Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2006 from the exercise of stock options.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement”, or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of 2008. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

Foreign Currency Exchange Risk:  All of our expenses and our revenues are denominated in United States dollars. As a result, we have low exposure for currency exchange risks and do not have foreign exchange losses. We do not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our assessment of our foreign currency exposure changes, we may consider hedging transactions for risk mitigation.

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

As of June 30, 2007, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2006 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of June 30, 2007 should be considered carefully while evaluating the Company and our business. This Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risk factors incorporated by reference and to their updates. Readers should not consider these lists to be a complete statement of all potential risks and uncertainties.

The accounting method for convertible debt securities with net share settlement, like the notes, is expected  to change.

On July 25, 2007, the FASB held a meeting to discuss, among other things, the accounting method for net share settled securities.  As a result of the meeting, the FASB voted to adopt a method for accounting for net share settled securities under which the debt and equity components of the security would be bifurcated and accounted for separately.  The effect of this proposal is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes.  As a result, net loss attributable to our common stockholders is expected to be higher by recognizing accretion of the discounted carrying value of our convertible debt security to its face amount as additional interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method. Moreover, the FASB will require that the new method be implemented retrospectively.

The FASB has not yet published its final decision with respect to this proposed change to accounting treatment so there remains uncertainty as to the full impact of this accounting change.

We cannot predict the outcome of the FASB deliberations and whether the FASB will require that net share settled securities be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retrospectively or prospectively.

We also cannot predict any other changes in Generally Accepted Accounting Principles that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the notes.

Item 4. Submission of Matters to a Vote of Security Holders

On June 8, 2007, the Annual Meeting of Stockholders of Conceptus, Inc. was held in Mountain View, California. The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows:

	Votes for	Votes
	Nominee	Withheld
Proposal I
Election of Class I Directors
Elected:
- Mark M. Sieczkarek	24,121,759	4,033,439
- Thomas F. Bonadio	24,113,740	4,041,458

	For	Against	Abstain
Proposal II
To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007	28,140,234	884	14,077

Item 6. Exhibits

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2007
/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

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