Form 10-K
period 2007-12-31
CONCEPTUS INC
filed 2008-03-14
CIK 896778

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

         The aggregate market value of the shares of common stock of the Registrant held by non-affiliates as of June 29, 2007 was $294,212,000 based upon the closing price of the common stock on the Nasdaq Global Market on June 29, 2007. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 30,025,020 shares of Registrant's Common Stock issued and outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

        The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This annual report on Form 10-K, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words "believes," "anticipates," "intends," "expects," "plans," "should," "will," "seeks" and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our limited operating and sales history; our dependence on a single product; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion or any acquisition; our dependence on suppliers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-K. These factors are discussed in more detail below. Given these uncertainties, persons evaluating our business are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

        The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which eliminates post-operative pain often associated with incisions or punctures, and the Essure procedure can be performed in an outpatient or clinical setting without general or regional anesthesia. In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, U.S. patients complete a follow-up examination called a hysterosalpingogram, or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded. Outside of the U.S., patients are required to return for a pelvic X-ray at three months post-procedure with a subsequent HSG if device location on the initial radiographic image appears suspicious.

        We believe that, in addition to women that have completed childbearing, the Essure procedure also appeals to women who are in search of permanent birth control and who are currently using either temporary birth control methods or no birth control method. The Essure procedure is also a good choice for women who desire permanent birth control and are not good candidates for a surgical tubal ligation, including obese women, those with multiple previous surgeries and/or contraindications to general anesthesia. During the Phase II of the clinical study for the Essure procedure, over a follow up period of four or five years, 99% of the women who underwent the Essure procedure rated their tolerance to the implanted Essure device as "good" to "excellent." Additionally, at all visits subsequent to one-week post device placement, at least 98% of the women rated their comfort as "good" to "excellent." At all study visits through four years follow up, at least 97% of women rated their overall satisfaction as "somewhat satisfied" to "very satisfied." Excluding the day of the Essure placement procedure, 92% of the patients in the Pivotal trial who were employed returned to work in one day or less. The safety and recovery profile of the Essure procedure is one of the reasons that we believe it may be a preferred alternative to currently available methods of permanent birth control.

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

        We maintain two websites located at www.conceptus.com and www.essure.com. We make available free of charge on or through our websites, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (SEC). Information contained on our websites is not incorporated by reference into and does not form a part of this Form 10-K.

  Penetration

        We have introduced a novel product into the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. Our biggest challenge is to speed up the adoption process to make the Essure procedure the standard of care for permanent birth control.

        Our strategy in the near term is to focus on moving physicians through three stages of usage: preceptorship, certification and in-office. We believe the office is the best site of service for the Essure procedure because it is the most satisfying and comfortable place for the patient, it is where the physician is the most economically and logistically efficient and it represents the lowest cost site of service to the payer. In addition, we will focus in the near term on targeted advertising campaigns that we expect will increase the number of women who are interested in the Essure procedure and that will grow the awareness of the Essure system among women and the medical community.

        The Essure device is currently being marketed in multiple countries. In 2001, we were approved to affix the CE Mark to the Essure procedure, indicating that the Essure device is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. In October 2004, the French Medical Device Reimbursement Authority "Comité Économique de Produit Santé," or CEPS, granted reimbursement status for the Essure procedure in France, and in October 2007 the "Haute Autorité de santé" lifted all the restrictions, thereby putting the Essure procedure on an equal footing with tubal ligations. Following this decision, the Essure procedure is covered in France for all women, regardless of medical status. In addition, the CEPS in France recommended in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 700 Euros for the next 5 years.

        In addition, in 1999, the Essure procedure was listed with Australia's Therapeutic Goods Administration, or the TGA, which allowed us to market and sell the Essure system in Australia. In August 2004, the Australian Department of Health, Medical Services Advisory Committee, or MSAC, division recommended against public funding for the Essure procedure, citing insufficient evidence for safety, effectiveness and cost effectiveness. The overall market for female sterilization in Australia is very small and we believe that our market penetration will remain limited by the MSAC decision until such time as we are able to submit sufficient long-term data to obtain public funding.

  Reimbursement

        Market acceptance of the Essure device depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of December 31, 2007, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 45 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the patient's specific benefit plan.

        Effective January 1, 2008, the Centers for Medicare and Medicaid Services, or CMS, the Medicare National unadjusted average payment for hysteroscopic sterilization, the CPT code, is $420 when performed in a hospital and $2,024 when performed in a physician's office. While the newly approved payment for the hospital is valid for the year 2008, the physician schedule will be revisited by June 2008. In addition, in the CMS Final Rule for the 2008 Outpatient Prospective Payment System or OPPS, which assigns hospital outpatient reimbursement amounts, the CPT code was assigned a Medicare National Average of $2,720. In 2008, the Medicare national average payment for hysteroscopic sterilization in the ambulatory surgery center is $1,446, which includes the cost of the implant. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

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

        In addition to permanent birth control procedures, the NSFG estimated that approximately 24.3 million women in the United States use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Included in this group, according to the same source, are approximately 7.6 million women who have two or more children, which we believe makes them more likely to consider permanent forms of birth control. Furthermore, researchers in a 1999 article published in Family Planning Perspectives theorized that women may not be completely satisfied with long-term use of temporary methods of birth control. The Family Planning Perspectives article reported that 44% of women using temporary birth control changed methods for a method-related reason within 12 months, increasing to 61% by 24 months. The NSFG reported the percentage of women who ever used a selected method of contraception and then discontinued the use of that method due to dissatisfaction. These results indicated that 29.2% discontinued the pill, 11.9% discontinued the male condom, 42.3% discontinued Depo-Provera™, and 41.6% discontinued Norplant™. From these groups, some women discontinued more than one method of birth control. The most common reason for discontinuation of hormonal methods was side effects. The most common reason for discontinuation of the male condom was the partner's dissatisfaction with the method. For these reasons, we believe our market includes not only women who desire permanent birth control, but potentially also women who have completed childbearing but are using either temporary birth control methods or no birth control method at all because no viable non-incisional alternative to tubal ligation previously has been available.

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

Other Available Permanent Birth Control Methods

        Tubal Ligation.    Tubal ligation is the most common form of permanent birth control used by women in the United States according to the CDC's 2002 National Survey of Family Growth. It combines high effectiveness with no required user compliance and a very low risk of long-term side effects. However, the difficulty in accessing the fallopian tubes makes it necessary to perform incisional surgery to perform the procedure. The two most common methods of tubal ligation are laparoscopic tubal ligation and tubal ligation performed by mini-laparotomy or laparotomy. These methods of tubal ligation have a one-year effectiveness rate of approximately 99.5% and a five-year effectiveness rate of approximately 98.7%.

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

        In addition to the complications reported in the public research literature, a report entitled Summary of Safety and Effectiveness for the Filshie Clip PMA, also noted the following complications: pelvic pain (35.7%), menstrual pattern changes (12.3%), back/shoulder pain (6.0%), nausea/vomiting (4.0%) and headache (3.0%).

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

Other Available Temporary Birth Control Methods

        Oral contraceptives and drug delivery systems.    Birth control pills and other hormone delivery systems offer temporary birth control to women. Birth control pills contain female hormones and require a daily pill-taking regimen in order to stop the ovaries from releasing eggs. According to Contraceptive Technology, 18th revised edition, the birth control pill has a "perfect use" failure rate of 0.3% but a "typical use" failure rate of 8.0% in the first year of use. This method has a relatively high failure rate because of imperfect user compliance, an inherent problem with many methods of temporary birth control. Many physicians will not prescribe birth control pills to women over the age of 35 who smoke cigarettes because of the potential for serious side effects. Some of the risks associated with the pill are an increased risk of heart attack, stroke and blood clots.

        Other forms of temporary hormonal birth control include injectable hormones, such as Depo-Provera and Lunelle, implantable hormones, such as Implanon, vaginal rings, such as NuvaRing, and patches, such as OrthoEvra. All these products are designed to inhibit ovulation and/or inhibit sperm from entering the uterus. All have high effectiveness rates, but some, such as the ring and the patch, still require a high level of user compliance, and injectables require periodic re-injections. All have undesirable side effects, such as menstrual cycle changes, weight gain, headache, nausea and breast tenderness. Those containing estrogen, such as Lunelle, NuvaRing and OrthoEvra, may increase the risk of blood clots, heart attack and stroke.

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

        On July 17, 2003, we announced our introduction of a new delivery catheter for the Essure system, the "coil catheter," in the United States, Australia and Canada. A clinical study, performed in Australia, demonstrated a higher placement rate with the coil catheter than with the previous delivery catheter. In the clinical study, 101 of 103 patients achieved bilateral placement. These placements were performed by 5 investigators, most of whom had extensive experience with the Essure system. This translates to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. The Essure system is being marketed with this claim in Australia, Canada and the European Union. Any claim in the United States that would change the 86% first procedure bilateral placement rate, which was based on the original version of the Essure delivery catheter as studied in the Pivotal Trial, was subject to approval by the FDA. In March 2005, we filed a PMA supplement with the FDA in order to obtain approval to early terminate our post-approval study and recognize the findings from that study on our label. In September 2005, we received such approval from the FDA. Although the treatment of the total number of patients required by the FDA had not been completed, the data obtained for the study provided us with the ability to request an early termination. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA. In March 2006, we filed a PMA supplement with the FDA in order to obtain approval for a modified delivery system and micro-insert, and new valved introducer. We received such approval from the FDA in June 2007. A post-approval study is being conducted to investigate the bilateral placement rate at first attempt for the modified delivery system and micro-insert, and is expected to be similar for the newest model of the Essure system.

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

        In addition, the Essure procedure has proven to have high patient satisfaction in our clinical trials. Clinical data submitted to the FDA in our Annual Report to PMA shows that Phase II study patients' tolerance to wearing the Essure device up to four years was rated as "good" to "excellent" in 99% of women at all visits through November 2003. Among women from our Pivotal trial who have worn the micro-inserts up to three years, at least 97% reported their comfort with the Essure device as "good" to "excellent" at all visits. Satisfaction was rated "somewhat satisfied" to "very satisfied" in at least 98% of visits through two years. At three-year follow-up (reporting as of November 2003), 92% of women reported their overall satisfaction as "somewhat satisfied" to "very satisfied." Excluding the day of the Essure placement procedure, 92% of women in our clinical trials who were employed returned to work in one day or less.

        We did not conduct a clinical trial to compare the Essure procedure to laparoscopic tubal ligation. We believe, however, based on current data from our Pivotal trial and published reports on laparoscopic tubal ligation, that the Essure placement procedure has the following key advantages over laparoscopic tubal ligation:

	Essure Procedure	Tubal Ligation
Procedure	Transcervical-->Non- incisional	Incisional-->Abdominal incision or puncture
Typical anesthesia	Local, IV sedation	General
Average endoscopic procedure time	13-18 minutes	Not measured
Average total procedure time	35 minutes	Approximately 30-45 minutes
Average post-op recovery time	45 minutes	4-5 hours
Where performed	Outpatient/hospital, surgi-center or doctor's office	Inpatient/hospital or surgi-center
Average return to regular activities*	1-2 days	4-6 days

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

  •
  Not all women who undergo the Essure procedure will achieve successful placement of both micro-inserts. Approximately 1 out of every 7 women in the Essure Pivotal and Phase II clinical studies did not achieve successful placement of both micro-inserts during the first placement procedure. Some of these women who chose to undergo a second procedure achieved successful placement of both micro-inserts during the second procedure, and subsequently were able to rely on the Essure device for contraception. We have subsequently introduced a new delivery catheter for the Essure system, the "coil catheter," which demonstrated a higher placement rate in our clinical study performed in Australia. In the clinical study, 101 of 103 patients achieved bilateral placement with the coil catheter, which translated to a statistical bilateral placement rate, at appropriate confidence levels, of 95%. Further, based on the findings of a post-approval study performed in the commercial setting, up to 1 out of every 12 women may not achieve successful placement of both micro-inserts during the first placement procedure.

  •
  The Essure procedure is newer than other procedures and therefore does not yet have long-term safety and effectiveness data as compared to other procedures.

  •
  Removal of the Essure micro-inserts requires surgery; and removal is not intended for procedure reversal since the Essure system is not reversible.

        As with all medical procedures, there are risks associated with the Essure device and the Essure procedure. Because there are no abdominal incisions or punctures and general or regional anesthesia is typically not required, the risks associated with the Essure procedure are more typical of hysteroscopic procedures and are of a lesser severity than those of procedures that require invasion of the abdominal cavity. This is typified by the minor nature of most of the adverse events reported in our clinical trials to date. The most frequent risk with the Essure procedure is the inability to rely on the micro-insert for contraception, due primarily to lack of micro-insert placement and less frequently to misplacement of the micro-insert. Based on data gathered in our clinical trials, adverse events, which prevented reliance on the Essure device for contraception, were reported as follows: failure to place 2 micro-inserts in first procedure (14%), initial tubal patency (3.5%), expulsion (2.2%), perforation of fallopian tube (1.5%), or other unsatisfactory device location (0.6%). All of the patients in the Pivotal and Phase II clinical studies who experienced tubal patency at the 3-month HSG were found to have bilateral occlusion at a repeat HSG performed at approximately 6 months after the Essure procedure. In addition, all of the patients in the Pivotal clinical study who chose to undergo a second Essure procedure following a micro-insert expulsion achieved successful micro-insert placement and were subsequently able to rely on the Essure system for contraception. The majority of women report mild to moderate pain immediately after the Essure procedure. The most frequent adverse events and side effects reported as a result of the hysteroscopic procedure to place the micro-inserts were as follows: cramping (29.6%), pain (12.9%), nausea/vomiting (10.8%), dizziness/fainting (8.8%) and spotting/vaginal bleeding (6.8%). Hypervolemia, an increase in blood volume, occurred in <1% of cases. During the first year of reliance on the Essure system for contraception (approximately 15 months after micro-insert placement), the following episodes were reported as at least possibly related to the Essure micro-inserts: back pain (9.0%), abdominal pain (3.8%), and dyspareunia (painful intercourse) (3.6%). All other events occurred in less than 3% of women. In addition, most women reported spotting for an average of three days post-procedure, and one-third reported pain on the day following the procedure, with little pain reported on subsequent days. Also, occurrences of back/abdominal/other pain, headache, gas/bloating and transient menstrual changes were reported. Persistent pain was not reported by any women, and persistent menstrual changes were reported in less than 2% of women, with virtually equal percentages of women reporting heavier than normal menstrual flow and lighter than normal menstrual flow.

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

        Based on clinical trial data, the Essure device has been demonstrated to be 99.80% effective at three years of follow-up. As of January 2005, we accumulated sufficient patient follow-up data from the Phase II and Pivotal clinical trials for a four and five year effectiveness claim. We filed a PMA supplement with the FDA in March 2005 for a four and five year effectiveness claim consistent with the three-year claim. In September 2005, we received approval from the FDA to early terminate our post-approval study and recognize the findings from that study on our label. Although the treatment of the total number of patients required by the FDA had not been completed, the data obtained for the study provided us with the ability to request an early termination. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA. In March 2006, we filed a PMA supplement with the FDA in order to obtain approval for a modified delivery system and micro-insert, and new valved introducer. We received such approval from the FDA in June 2007. A post-approval study is being conducted to investigate the bilateral placement rate at first attempt for the modified delivery system and micro-insert, and is expected to be similar for the newest model of the Essure system

        The clinical trial data filed with the FDA on the PMA supplement supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of women undergoing clinical studies. Five year follow up of all patients in clinical trials is ongoing.

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

        Our sales and marketing strategy is to market the Essure device primarily to gynecologists while building interest and awareness among consumers and general practitioners. Through the use of public relations and targeted advertising, we intend to increase awareness of the Essure procedure among consumers, general practitioners and the broader medical community. In this regard, we conduct regional advertisement in a variety of magazines, such as Parents and Self and we continue to attend meetings for the American Association of Gynecologic Laparoscopists (AAGL) and American College of Obstetricians and Gynecologists (ACOG) organizations and women's health care societies. We also continue to conduct a variety of marketing programs to develop awareness and promote the product.

        We have opened two new websites for physicians and patients and have established a call center for patients that are seeking additional information about the Essure procedure and who wish to be referred to physicians that are trained to perform the Essure procedure. Physicians that we refer our patients to are those that have chosen to participate in our Essure Office Program aimed at providing an optimal patient experience. In 2008 we began a targeted direct-to-consumer campaign that incorporates print media, radio and television advertising. We hope through these programs to drive patient awareness of the Essure procedure and increase physician office utilization.

        We are also increasing the size of our sales force so as to increase our call frequency on physicians. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the office environment.

        The Essure device is currently being marketed in multiple countries. Internationally we are selling the Essure device through our distributor network. We currently have distributors in Australia, Canada and Spain. In January 2008 we acquired all of the outstanding shares of Conceptus SAS, our distributor in France, and as a result Conceptus SAS will operate as our wholly-owned subsidiary. Refer to Note 14 "Subsequent Events" for a description of this acquisition. Through our subsidiary we have coverage in Europe and Central and South America.

PHYSICIAN TRAINING

        We have identified, educated and trained qualified gynecologists in the Essure procedure through a combination of presentations at major medical conferences, hands-on simulation and preceptored procedures with a clinician experienced in the Essure procedure. In order to complete training, we proposed and the FDA agreed that we have a professional trainer in attendance during a physician trainee's initial cases, usually three to five, to observe appropriate technique and to sign off the physician for the procedure.

        As of December 31, 2007, we have certified over 3,600 physicians to perform the Essure procedure. Our large base of trained physicians provide us with a strong referral base within major metropolitan areas we have targeted, and we believe also creates the leverage to help us gain additional reimbursement coverage. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately.

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

        We are focused on gaining additional insurance coverage for the Essure procedure, which despite our previous success, remains a significant barrier to stronger growth. In July 2005, we obtained approval from UHC, which serves more than 18 million people across the United States. As with all healthcare plans, coverage varies and is dependent upon the individual's specific benefit plan. In February 2006 we also received approval from Cigna, which serves approximately 10 million people across the United States and is the final major private payer from whom we required a coverage decision. In 2008, we intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues.

United States

        Health care providers in the United States typically rely on third-party payers, specifically private health insurers and government programs such as Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Access to these funds is based on coding systems that are specific to procedure type and typically separate physician fees and fees paid to the facility. In most cases, facility fees include payment for the medical device and are generally paid at rates negotiated between the providers (e.g., hospitals) and third-party payers. We have hired a group of reimbursement specialists who are actively working with physicians, facilities and payers to establish reimbursement for the Essure procedure. Payer reimbursement affects the pace of physician adoption of the Essure procedure because facilities habitually check with payers to determine the patient's applicability of coverage and the payer's policy of reimbursement for the costs of a new procedure. We expect that once a facility has established a track record of claims paid by third-party payers, the pace of adoption for subsequent physicians will be more rapid than that of the initial physicians.

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

        In the last three years we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. In Europe, consultants are assisting us in developing a strategic plan to obtain reimbursement in a number of European countries. In France, we obtained official reimbursement under certain conditions for the Essure device in February 2005 for the term of two years with the Haute Autorité de Santé, or HAS. This conditional approval required the procedure to be reserved for patients who had a potential laparoscopic risk. In addition, it required a follow up to demonstrate the safety of the Essure device, for which we conducted a multicenter study. As a result of these studies, HAS lifted in October 2007 all the restrictions, thereby putting the Essure procedure on an equal footing with tubal ligations. Following this decision, the Essure procedure is covered in France for all women, regardless of medical status. In addition, the CEPS in France recommended in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 700 Euros for the next 5 years.

MANUFACTURING

        Our product, the Essure device, is manufactured by Accellent, Inc. (formerly known as Venusa, Ltd.), or Accellent, located in Mexico and the United States. The manufacturing facility was approved by the FDA in April 2004 and we transitioned the majority of our commercial production to Accellent by the end of 2004. In November 2005, we signed a new renewable agreement for three years with Accellent for the manufacturing and procurement of inventory. Since November 2005, we have been producing all of our commercial product in manufacturing volumes to meet sales forecasts and demands. We are continuing to work with Accellent to increase our production volumes to meet the current and future sales demands. We intend to maintain only pilot manufacturing line at our headquarters in Mountain View, California.

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

RESEARCH AND DEVELOPMENT

        Our research and development activities are performed by a product development, process engineering, intellectual property and regulatory and clinical research staff. Research and development expenses for 2007, 2006 and 2005 were approximately $5.9 million, $4.4 million and $4.3 million, respectively. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and enhancements along with management of the on-going clinical trials.

INTELLECTUAL PROPERTY

        Our policy is to protect our proprietary position aggressively by, among other things, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, a division of Boston Scientific Corporation, we have filed device and method patents for the use of our product in new clinical applications and have pursued patents for several of our other inventions and developments. As of January 30, 2008, we had 20 U.S. patent applications, 26 U.S. issued patents, 29 foreign and/or international patent applications pending and 61 issued foreign patents. Our issued patents include claims relevant to transcervical fallopian tube occlusion devices and methods, guidewire manipulation, a guidewire design, fallopian tube visualization, electrosurgical instruments and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device.

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

        We believe that we are free to make and sell our product, and that our product and its intended use does not infringe any valid patent rights of any other party. However, a third party, Ovion, Inc. (a subsidiary of American Medical Systems Holdings, Inc), or Ovion, brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believes that the claims of its patent and application cover Essure and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. We are obligated to pay 3.25% of the accumulative revenue derived from sale of the Essure system in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement. In accordance with the terms of the settlement agreement, our prepaid royalties will be fully amortized when cumulative net sales of Essure system reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. We are amortizing the prepaid royalties to cost of goods sold using this effective rate. Prepaid royalties were fully amortized at December 31, 2007 and $0.9 million as of December 31, 2006. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

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

        The FDA imposes numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We and Accellent, are required to adhere to applicable FDA and other regulations, including testing, control and documentation requirements. Ongoing compliance with the Quality Systems Regulations and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, as well as foreign health authorities. In July 1994, our former San Carlos facility was inspected by the California Department of Health Services, and we were subsequently granted a California medical device manufacturing license. In February 1997, our San Carlos facility was inspected by the California Department of Health Services, and we were granted a California drug manufacturing license. In March 1997, we were inspected by the FDA, with no action indicated and we became ISO 9001 certified in December 2000. In July 2002, we successfully passed another FDA inspection and, partly as a result, received our PMA approval in November 2002. As part of the conditions of approval, we are required to provide data annually to the FDA in order to gather long-term safety and effectiveness data on the Essure system. We are also required to conduct a post approval study in the United States with certain newly trained physicians to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. We are also subject to regulation by the United States Occupational Safety and

Health Administration and by other government entities. Regulations regarding the manufacture and sale of our product are subject to change. We cannot predict what impact, if any, such changes might have on our future ability to manufacture, market and distribute the Essure system.

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

        We are aware of two companies that are attempting to bring transcervical sterilization devices to the market. In December 2007, one company submitted a PMA to the FDA and received a recommendation for approval with conditions from an FDA panel. The FDA has requested additional data from this company prior to an approval decision. The other company is in the clinical stages of development, although they halted their clinical study in 2007. Both companies possess superior resources to us, including sales force and access to capital and are significantly larger in net sales and profits. In addition, new competition and products may arise due to mergers or acquisitions performed by external parties and other companies may develop products that could compete with the Essure system. Moreover, the medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval impacts remarkably a company's competitive position. As a result, our success will depend in part on our ability to respond promptly to medical and technological changes through the development and commercialization of new products. Competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system.

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

EMPLOYEES

        As of December 31, 2007, we have 214 full-time employees, consisting of 21 in manufacturing and quality assurance and engineering, 18 in research and development, 142 in sales and marketing and 33 in general and administrative functions. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

        None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

ITEM 1A. RISK FACTORS

        In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating Conceptus and our business. This Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as "believes," "expects," "anticipates," "may," "will," "should," "seeks," "approximates," "intends," "plans" or "estimates," or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The readers should not consider this list to be a complete statement of all potential risks and uncertainties.

  We are presently a one product company and if our product fails to gain market acceptance, our business will suffer.

        Notwithstanding FDA approval to market the Essure system in November 2002, the Essure system is a novel product compared to other products in the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. Physicians and patients may not accept our product and we may not be able to obtain their recommendations or endorsements in sufficient amounts to be profitable. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. We are dependent on the Essure system, which is currently our only commercial product. If the Essure system does not achieve significant market acceptance among physicians, patients and healthcare payers, even if reimbursement levels are sufficient and necessary U.S. and international regulatory approvals are maintained, we may never achieve significant revenues or profitability.

  Our advertising campaigns may not be successful.

        Our advertising programs, which are aimed at increasing consumer awareness for our product, are generally expensive and may have limited success, if any. We have recently increased the number and extent of these advertising programs to make more women aware of the Essure procedure. Such campaigns require consumers to make contact with an Essure trained physician, which at times may involve a referral from their primary care physician, and to then be provided information regarding birth control options by the physician, be preauthorized for insurance reimbursement and then be scheduled for the procedure. Many of these steps are not within our control, and the programs may not result in revenue generation commensurate with their costs.

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

        We are aware of two companies that are attempting to bring transcervical sterilization devices to the market. In December 2007, one company submitted a PMA to the FDA and received a recommendation for approval with conditions from an FDA panel. The FDA has requested additional data from this company prior to an approval decision. The other company is in the clinical stages of development, although they have recently halted their clinical study. Both companies possess superior resources to us, including sales force and access to capital and are significantly larger in net sales and profits. In addition, new competition and products may arise due to mergers or acquisitions performed by external parties and other companies may develop products that could compete with the Essure system. Moreover, the medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval impacts remarkably a company's competitive position. As a result, our success will depend in part on our ability to respond promptly to medical and technological changes through the development and commercialization of new products. Competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future.

  Our investment portfolio is invested in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

        As of February 29, 2008, approximately $48.8 million of investments consisted entirely of auction rate securities backed by federal and state student loans securities with maturities that could range from 21 to 40 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

        We have experienced failed auctions in 2008 of certain of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments' recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course. However, we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

  We, our contract manufacturer and our subcontractors may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business.

        As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain good manufacturing practice regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our contract manufacturer, component suppliers and other subcontractors are also required to meet certain standards applicable to their manufacturing processes.

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

  We have a limited history of operation with the Essure system and since inception, have had a negative cash flow from operations and incurred operating losses. We may continue to incur operating losses and we may never achieve or maintain profitability.

        We have a limited history of operation with the Essure system and since our inception in 1992, we have had a negative cash flow from operations and have incurred operating losses, including operating losses of $14.2 million in fiscal year 2007, $19.8 million in fiscal year 2006 and $22.7 million in the fiscal year 2005. We may continue to incur net losses as we continue sales and marketing efforts in the United States. Our net loss will continue until sufficient revenues can be generated to offset these expenses. These losses have caused and may continue to cause our stockholders' equity and net current assets to decrease. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and our ability to satisfy our obligations in the future.

  If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

        In September 2005, we received FDA approval to terminate our post-approval study with physicians newly trained in performing the Essure procedure due to the positive placement data obtained to date. The purpose of the post-approval study, required by FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained provided us with the ability to request an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been reclassified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA. In March 2006, we filed a PMA supplement with the FDA in order to obtain approval for a modified delivery system and micro-insert, and new valved introducer. We received such approval from the FDA in June 2007. A post-approval study is being conducted to investigate the bilateral placement rate at first attempt for the modified delivery system and micro-insert, and is expected to be similar for the newest model of the Essure system.

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

        We may in the future acquire one or more technologies, products or companies that complement our business, such as our recent acquisition of Conceptus SAS in January 2008. We may not be able to effectively integrate these into our business and any such acquisition could bring additional risks, exposures and challenges to our company. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products or companies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products or companies, our stockholders may experience substantial dilution. If we fail to manage any expansion or acquisition, our business could be impaired.

  Our agreements and contracts entered into with partners and other third parties may not be successful.

        We signed in the past and may pursue in the future contracts and agreements with third parties that would assist our marketing, manufacturing, selling and distribution efforts. We cannot assure you that any agreements or arrangements entered into will be successful.

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

        Availability and extent of continued reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We cannot assure you that reimbursement for our product will continue to be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of our product for all indications intended by us. We may be unable to obtain or maintain reimbursement in any country within a particular time frame, for a particular amount or at all, which would limit our future product revenues and delay or prevent our profitability.

  Recent disruptions in the financial markets could affect our ability to obtain debt financing on favorable terms (or at all) and have other adverse effects on us.

        The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access debt financing on favorable terms or at all.

  We may not maintain regulatory approvals for the Essure system, which would delay or prevent us from generating product revenues and would harm our business and force us to curtail or cease operations.

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

  If we lose FDA approval or fail to comply with existing or future regulatory requirements in the United States or internationally, it would delay or prevent us from generating further product revenues.

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

        Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as Medicaid programs. The federal Stark law and self referral prohibitions under analogous state laws restrict referrals by physicians and, in some instances, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. These healthcare fraud and abuse laws are subject to evolving interpretations by various state and federal enforcement and regulatory authorities. Under current interpretations of the federal false claims act and certain similar state laws, some of these laws may also be subject to enforcement in a qui tam lawsuit brought by a private party "whistleblower," with or without the intervention of the government.

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

        A third party, Ovion, Inc., or Ovion, which is now a subsidiary of American Medical Systems, or AMS, brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated that it believes that the claims of its patent and application cover the Essure system and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of the Essure system in excess of $75.0 million for a period of no longer than ten years. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

        Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion's claims should be included within our own patents and we have requested that the PTO to declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of the claims. We believe that we filed our patent applications for the Essure system before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare an interference, whether we invented our product prior to Ovion's date of invention or whether we will prevail in an interference proceeding if it is declared by the PTO. If the PTO declares an interference in our favor and we are found to have priority of invention, we may avoid having to pay Ovion future royalties on the sales of our product.

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

  •
  the liquidity of auction rate securities held in our investment portfolio;

  •
  obtaining government and third-party reimbursement for the Essure procedure;

  •
  the liquidity of private insurance systems, as well as the timeliness of payments of government management reimbursement systems;

  •
  our ability to improve our days sales outstanding;

  •
  the resources devoted to increasing manufacturing capacity to meet commercial demands;

  •
  the potential conversion of our outstanding convertible senior notes;

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

  •
  the rate at which physicians are trained to perform the Essure procedure;

  •
  the timing of sales of our products and services;

  •
  actions relating to reimbursement matters;

  •
  increases in sales and marketing, product development or administration expenses;

  •
  the rate at which we establish U.S. and international distribution or marketing partners and the degree of their success;

  •
  introduction of competitive products; and

  •
  costs related to acquisitions of technology or businesses.

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

  We may not be able to attract and retain additional key management, sales and marketing and technical personnel, or we may lose existing key management, sales and marketing or technical personnel, which may delay our development and marketing efforts.

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

        Medical technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. The application of SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin 107 using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. As a result of the application of SFAS 123(R), our net losses for the fiscal years 2007 and 2006 were higher than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

        In February 2007 we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. The net share settlement feature of the notes may reduce our liquidity. If the notes are convertible, then upon conversion, holders will receive cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share), in certain circumstances. We must settle at least a portion of our conversion obligation in cash, however we may not have sufficient funds to pay in full the cash obligation upon such conversion.

        On each of February 15, 2012, February 15, 2017 and February 15, 2022, holders of the notes may require us to purchase, for cash, all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a fundamental change occurs (as defined in the indenture governing the notes), holders of the notes may require us to repurchase, for cash, all or a portion of their notes. In addition, upon conversion of the notes, we must pay the principal return in cash. We may not have sufficient funds to pay the interest, purchase price, repurchase price or principal return when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a fundamental change. These agreements may also make our repurchase of notes, or the cash payment due upon conversion of the notes, an event of default under the agreements. If we fail to pay interest on the notes, to repurchase the notes or to pay the cash payment due upon conversion when required, we will be in default under the indenture for the notes. The indenture for the notes will not restrict our ability to incur in additional indebtedness. Our level of indebtedness could have important consequences on our future operations, including:

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

        Protections against unsolicited takeovers in our rights plan, charter and bylaws may reduce or eliminate our stockholders' ability to resell their shares at a premium over market price. We have a stockholders rights plan which expires on February 27, 2012. Our rights plan may prevent an unsolicited change of control of our company. Our rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. In addition, the issuance of preferred stock or common stock upon exercise of rights issued under the plan could dilute the voting, liquidation and other economic rights of our stockholders and make it more difficult for a third party to acquire us.

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

        If a "fundamental change" (as defined in the indenture governing the notes), occurs, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In the event of a "make-whole" fundamental change (as defined in the indenture governing the notes), we also may be required to increase the conversion rate applicable to the notes surrendered for conversion in connection with that make-whole fundamental change. In addition, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions, including the provisions of our charter documents and Delaware law, could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our security holders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been traded on the Nasdaq Global Market under the symbol CPTS since the effective date of our initial public offering on February 1, 1996. The following table presents the high and low sale prices for our common stock as reported on the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$22.22	$17.87
Third Quarter	$20.38	$14.68
Second Quarter	$21.95	$17.12
First Quarter	$23.69	$17.71
Year Ended December 31, 2006:
Fourth Quarter	$23.34	$16.85
Third Quarter	$18.40	$11.35
Second Quarter	$15.84	$12.32
First Quarter	$16.97	$11.72

        As of February 29, 2008, there were 123 stockholders of record and the last reported sale price of our common stock was $17.06.

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

Performance Graph

        The following graph compares the five years cumulative total stockholder return for the Company's common stock, assuming reinvestment of all dividends, for the period from December 31, 2002 to December 31, 2007 to that of the Nasdaq Stock Market—U.S. Index and the Nasdaq Medical Equipment Index for the period from December 31, 2002 to December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the Company's Common Stock and in each of the comparative indices.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents selected consolidated financial data of Conceptus, Inc. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements and the related notes, which are not included in this Form 10-K.

	Years Ended December 31,
	2007(1)	2006(1)	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$64,442	$41,900	$21,169	$11,612	$7,700
Cost of goods sold	16,682	14,027	8,396	7,112	6,587

Gross profit	47,760	27,873	12,773	4,500	1,113

Operating expenses:
Research and development	5,875	4,366	4,264	4,067	6,048
Selling, general and administrative	56,084	43,318	31,255	27,075	35,256

Total operating expenses	61,959	47,684	35,519	31,142	41,304

Operating loss	(14,199)	(19,811)	(22,746)	(26,642)	(40,191)
Interest and other income, net	2,567	1,324	945	573	663

Net loss	$(11,632)	$(18,487)	$(21,801)	$(26,069)	$(39,528)

Basic and diluted net loss per share	$(0.39)	$(0.64)	$(0.82)	$(1.05)	$(1.83)

Weighted-average shares used in computing basic and diluted net loss per share	29,463	28,993	26,725	24,754	21,565

(1)
We adopted SFAS 123(R) on January 1, 2006 and have included employee based stock-based compensation in our results of operations in 2006 and 2007.

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments(2)	$45,150	$25,838	$32,492	$32,271	$30,863
Working capital	50,484	26,079	34,589	32,165	27,751
Total assets	120,675	39,751	47,409	42,177	41,850
Long-term clinical liabilities	—	—	—	—	193
Notes payable	86,250	—	—	—	—
Accumulated deficit	(235,249)	(223,617)	(205,130)	(183,329)	(157,260)

(2)
Includes restricted cash of $69,000 at December 31, 2005, 2004 and 2003.

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

  The Essure Procedure

        The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, U.S. patients complete a follow-up examination called a hysterosalpingogram, or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded. Outside of the U.S., patients are required to return for a pelvic X-ray at three months post-procedure with a subsequent HSG if device location on the initial radiographic image appears suspicious.

        We believe that the Essure system is also an attractive alternative to tubal ligation for physicians, hospitals and payers. The Essure system is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared with tubal ligation; and payers are able to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. We also believe the Essure system is a viable alternative to other temporary methods of birth control being used when there is no intention of having children in the future. In addition, payers may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use the Essure system.

        Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States. We intend to tap into this market and establish the Essure procedure as the gold standard for permanent birth control.

        The Essure system is currently being marketed in multiple countries. In November 2002 we received approval from the FDA to market the Essure system in the United States. In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, the Essure Permanent Birth Control system was listed with Australia's Therapeutic Goods Administration, which allows us to market and sell the Essure system in Australia. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. In France, the "Haute Autorité de santé" lifted in October 2007 all the restrictions, thereby putting the Essure procedure on an equal footing with tubal ligations. Following this decision, the Essure procedure is covered in France for all women, regardless of medical status. In addition, the CEPS in France recommended in November 2007 that the reimbursement for the Essure device remain at the then current levels of 700 Euros for the next 5 years.

        We currently have distributors in Australia, Canada and Spain. In January 2008, we acquired all of the outstanding shares of Conceptus SAS, our distributor in France, and as a result Conceptus SAS will operate as our wholly-owned subsidiary.

        As set forth by the 2004 Agreement and its amendments, the purchase price was determined as: 1.46 times Conceptus SAS' sales revenues for the Company's products for the fiscal year 2007; plus, the profits made by Conceptus SAS during the period beginning January 1, 2007 and ending December 31, 2007, less any dividends distributed by Conceptus SAS after January 1, 2007, other than the distribution approved by the general meeting of the shareholders of Conceptus SAS pertaining to the profits for fiscal year 2006; less, if applicable, any clawback amount resulting from the difference between the Unitary Reimbursement Rate (the "Rate") established by the French Official Journal of notice for each Essure device, and €628. Such clawback will be calculated as follows: If the Rate is equal or above €628, no clawback amount will be due by the Sellers party to us. If the rate is equal or above €620 and lower than €628, the clawback amount shall be equal to €900,000. If the Rate is equal or above €610 and lower than €620, the clawback amount shall be equal to €1,100,000. If the Rate is equal or above €600 and lower than €610, the clawback amount shall be equal to €1,300,000. And, if the Rate is below €600, the clawback amount shall be equal to €1,500,000. All amounts expressed in this item include Value Added Tax, or VAT.

        Pursuant to the Share Purchase Agreement, we paid on the Closing Date $22.3 million in cash placed in an escrow account, from which $19.8 million was released to the Sellers on the same date. The amount paid by us constitutes the initial Purchase Price payment and was based on an estimate of Conceptus SAS' sales revenues for the year 2007 prepared in good faith by Conceptus SAS.

        Additionally, on February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 with Conceptus SAS and into an amendment to the Distribution Agreement with Conceptus SAS, dated January 17, 2004. Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire Conceptus SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions. Pursuant to the amendment to the Distribution Agreement, Conceptus SAS agreed to increase the price they pay to us for the Essure product. The difference in price of the revised Distribution Agreement compared to the previous agreement is being recorded as a current liability in our consolidated balance sheet. As of December 31, 2007, the balance of this current liability was $2.2 million and will be recorded as a reduction of the purchase price of Conceptus SAS.

        We are still evaluating the final purchase price of Conceptus SAS that will be finalized in the first quarter of 2008.

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

        In September 2005, we received approval from the FDA to terminate our post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by FDA had not been completed, the data obtained to date provided us with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been re-classified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA. In March 2006, we filed a PMA supplement with the FDA in order to obtain approval for a modified delivery system and micro-insert, and new valved introducer. We received such approval from the FDA in June 2007. A post-approval study is being conducted to investigate the bilateral placement rate at first attempt for the modified delivery system and micro-insert, and is expected to be similar for the newest model of the Essure system.

  Penetration

        We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. As of December 31, 2007, the increase of physicians that have been trained or that are in the process of training has been commensurate with the increase in sales. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

  Reimbursement of the Essure Procedure

        Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of December 31, 2007, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 45 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual's specific benefit plan.

        Effective January 1, 2008, the Centers for Medicare and Medicaid Services, or CMS, the Medicare National unadjusted average payment for hysteroscopic sterilization, the CPT code, is $420 when performed in a hospital and $2,024 when performed in a physician's office. While the newly approved payment for the hospital is valid for the year 2008, the physician schedule will be revisited by June 2008. In addition, in the CMS Final Rule for the 2008 Outpatient Prospective Payment System or OPPS, which assigns hospital outpatient reimbursement amounts, the CPT code was assigned a Medicare National Average of $2,720. In 2008, the Medicare national average payment for hysteroscopic sterilization in the ambulatory surgery center is $1,446, which includes the cost of the implant. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

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

        First, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. During the year ended December 31, 2007, we added a substantial number of sales positions and we are expecting to add more in 2008. Also, we have included targeting regional distributors of women's gynecology products to our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in office environment.

        Second, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure. In the fourth quarter of 2007 we commenced activities for a direct-to-consumer campaign that will incorporate print media, radio and television advertising. The programs will launch in specific areas of the country beginning in the first quarter of 2008. We hope through these programs to drive patient awareness and increase utilization of the Essure procedure.

        Third, we are focused on obtaining favorable coverage decisions from payers representing the private paying and state-paying Medicaid systems. We are also focused on getting the CPT code and payment schedule implemented at all of the payers that have given a coverage decision. Our tactical reimbursement focus is intended to give the physician and his/her staff the tools to ensure that claims will ultimately be paid and thereby encourages the physician to continue performing the Essure procedure despite reimbursement issues. This tactical reimbursement team is generally targeting specific accounts with the aim of eventually meeting with all of our accounts so as to provide them with the knowledge of how to file and follow up on claims on a payer by payer basis.

        Fourth, we intend to continue making labeling improvements to our product as well as physical product enhancements to increase the adoption of the Essure procedure. This may involve working with the various regulatory agencies around the world that regulate the sale and labeling of medical devices to provide updates to claims such as effectiveness and placement rates. Where appropriate, we will make physical improvements to the product for improved manufacturability, for the ease of use by the physician or to improve the clinical performance of our product.

        We have experienced significant operating losses since inception and, as of December 31, 2007, had an accumulated deficit of $235.2 million. We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

        We follow accounting principles generally accepted in the United States of America, or GAAP, in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities and revenues and expenses reported in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with policies based on information available at the time. However, actual results could differ from our estimates and could require us to record adjustments to expenses or revenues material to our financial position and results of operations in future periods. We believe our most critical accounting policies, estimates and judgments include the following:

  •
  Revenue Recognition;

  •
  Stock-Based Compensation Expense;

  •
  Excess and Obsolete Inventory;

  •
  Allowance for Doubtful Accounts;

  •
  Cash equivalents and Marketable Securities;

  •
  Warranty Obligation;

  •
  Impairment of Long-Lived Assets;

  •
  Debt;

  •
  Contingent Liabilities; and

  •
  Income Taxes.

  Revenue Recognition

        Our revenue is primarily comprised of the sale of our Essure system. We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," or SAB 104. Under this standard, the following four criteria must be met in order to recognize revenue:

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

        In 2007, we had international distributors in France, Spain, Australia and Canada. We recognize revenues upon shipment for sales through distributors as we have no continuing obligations subsequent to shipment. Our distributors are responsible for all marketing, sales, training and warranty for the sale of the Essure device in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure system and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

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

  Stock-Based Compensation Expense

        Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation."

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions shown in Note 2 of our Notes to our Consolidated Financial Statements. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock-price volatility. The assumptions used in calculating the fair value of share-based compensation represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

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

        During the year ended December 31, 2007, we wrote-off approximately $0.4 million of potentially excess and obsolete inventories as a result of the transition to our next generation device. In the future, if actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required and gross margin could be adversely impacted. As of December 31, 2007, 2006 and 2005, our reserves were approximately $0.2 million, $0.1 million and $0.2 million, respectively.

  Allowance for Doubtful Accounts

        We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers not paying us. However, we account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Our exposure to credit losses may change as we increase our receivables. Changes in customer type and mix, as well as domestic and international economic climate, will also impact potential credit losses. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of our customers were to deteriorate, resulting in an impairment of our ability to make payments, additional allowances may be required. In addition, our increase in sales may result in a higher accounts receivable balance, which may require a higher balance in the allowance. As of December 31, 2007, 2006 and 2005, our allowance for doubtful accounts totaled approximately $431,000, $167,000 and $106,000, respectively.

  Cash Equivalents and Marketable Securities

        We maintain investment portfolio holdings of various issuers and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2007, all investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

  •
  Length of the time and the extent to which the market value has been less than cost;

  •
  The financial condition and near-term prospects of the issuer; and

  •
  Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

        At December 31, 2007, we had no declines in fair value that were determined as other than temporary, however, we may in the future have to record an other than temporary impairment charge with respect to our investments.

  Warranty Obligation

        We provide for the estimated cost of our product warranties at the time revenue is recognized. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experiences and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. Warranty expense will increase as and if we increase our net sales. Warranty reserve rates may change if we change manufacturing process or change our third-party manufacturing contractor. Should actual costs differ from historical experience, increases in warranty expense may be required. Warranty reserves as of December 31, 2007, 2006 and 2005 were approximately $208,000, $209,000 and $70,000, respectively.

  Impairment of Long-Lived Assets

        We account for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment and the Essure license acquired from a patent litigation settlement in 2003 (See Note 11 to Consolidated Financial Statements), whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

        Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2007, 2006 and 2005 included property and equipment of $5.3 million, $2.9 million and $2.7 million, respectively, and other identifiable intangible assets of $1.2 million, $1.4 million and $1.6 million, respectively.

  Debt

        We account for our convertible senior notes in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In this regard, our convertible debt and net share settlement feature does not fall under the category of a derivative, and consequently, we classify our long term debt as a liability in our consolidated balance sheet. Our convertible hedge and our outstanding warrants are accounted as set forth by Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," through which we record the convertible hedge transaction and the warrants in additional paid in capital. Subsequent changes in fair value of the agreement are not recognized.

        In addition, we account for the cost issuance of debt in accordance with Accounting Principles Board 21, "Interest on Receivables and Payables." Consequently, these costs were recognized as an asset and are amortized by periodic charges to income. We apply the straight-line method, which is not materially different to the effective interest method set forth by APB 21.

  Contingent Liabilities

        We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," which requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

  Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We must assess whether it is "more likely than not" that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At December 31, 2007, we evaluated the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax losses and the current uncertainty of our ability to realize our deferred tax assets a valuation allowance, in an amount equal to our deferred tax assets, was recorded.

RESULTS OF OPERATIONS

2007 results compared to 2006 (in thousands, except percentages)

	Years Ended December 31,

	2007		2006
					2007-2006 % Change
	Amount	%(a)	Amount	%(a)
Net sales	$64,442	100%	$41,900	100%	54%
Gross profit	47,760	74%	27,873	67%	71%
Research and development expenses	5,875	9%	4,366	10%	35%
Selling, general and administrative expenses	56,084	87%	43,318	103%	29%
Net loss	11,632	18%	18,487	44%	-37%

    (a)
    expressed as a percentage of total net sales

  Net Sales

        The following table summarizes net sales by geographic region:

	Years Ended December 31,
	2007	2006
Net sales (in thousands)	$64,442	$41,900
United States of America	92%	91%
Europe	7%	8%
Other	1%	1%

Net sales are attributed to region based on the shipping location of our customers.

        The increase in net sales of $22.5 million or 54% is the result of continued commercialization of the Essure system worldwide, and reflects the increasing numbers of physicians entering and completing training in the use of the procedure and higher utilization by trained physicians. Increasing the number of physicians trained is very important because it provides us with a strong referral base within major metropolitan areas we have targeted. We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to us from inception to-date.

        We expect to see higher sales of our Essure system in 2008 as we continue to increase the number of sales representatives in order to provide even greater depth of physician coverage, which in turn we expect will increase physician utilization and the number of physicians performing the Essure procedure. We will also continue to increase our programs aimed at raising patient awareness of the Essure procedure, such as radio, print and television advertising. Additionally, we will see an increase in our international sales with the acquisition of our French subsidiary in January 2008.

  Gross Profit

        Cost of goods sold increased by $2.7 million to $16.7 million in 2007 as compared to $14.0 million in 2006. Gross profit increased $19.9 million to $47.8 million from $27.9 million in 2006. Our gross profit percentage was 74% and 67% for the years ended December 31, 2007 and 2006, respectively. Our gross profit increased throughout the year ended December 31, 2007 and was 76% in the fourth quarter of 2007, as compared to 69% in the fourth quarter of 2006. The improvement in gross profit percentage in 2007 was primarily the result of the decrease in costs due to our next-generation device, lower manufacturing costs associated with higher unit volume and a domestic price increase instituted during the first quarter of 2007. We anticipate gross margins will improve in 2008 due to the acquisition of our subsidiary in France and lower per-unit costs on higher production volumes. Refer to Note 14, "Subsequent Events" of our consolidated financial statements for a description of the acquisition.

  Research and Development

        Research and development expenses increased by $1.5 million to $5.9 million in 2007 as compared to $4.4 million in 2006. Research and development expenses reflect clinical expenditures and product development, which are substantially related to the ongoing development and associated regulatory approvals of our technology. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance. We expect to identify and hire additional research and development personnel in the future to staff our planned research and development activities, and we expect that these costs will increase as we seek to maintain our leading position in the market for permanent female birth control.

  Selling, General and Administrative

        Selling, general and administrative expenses increased by $12.8 million to $56.1 million in 2007 as compared to $43.3 million in 2006. The primary reason for the increases in selling, general and administrative expenses were a result of higher payroll expenditures of $5.5 million due to the expansion of our U.S. field sales force in 2007, which is meant to provide us additional resources to focus on physician penetration and utilization. Additionally, we incurred direct-to-consumer campaign expenses of $1.5 million, which we began to incur direct costs in the fourth quarter of 2007. This test market campaign when launched in 2008 will involve television, radio and print media and is intended to drive patient awareness of the Essure procedure and increase physician utilization. In 2007, increases in selling, general and administrative expenses were also due to higher consulting expenses of $1.4 million, higher travel expenses of $0.9 million, higher legal and professional fees and honorarium fees of $1.1 million, higher taxes and insurance of $0.5 million and higher stock-based compensation of $0.5 million. We expect selling, general and administrative expenses to increase in the future as we expect to hire additional sales professionals and to increase patient awareness through our direct-to-consumer campaign in targeted markets.

  Other Income and Expenses

        Interest and other income and expenses of $2.6 million increased by $1.2 million in 2007 compared to $1.3 million in 2006. The increase is due to higher interest income in 2007 due to higher cash volumes during the year as a result of investing the proceeds of our convertible senior note offering, completed in February 2007, at a rate in excess of the coupon rate. Interest income in 2008 will depend on the level of our cash balances throughout the year and the fluctuation in interest rates of our investments. In addition, we expect interest expense to grow in 2008 as compared to 2007, due to a full year of interest expense on our outstanding senior convertible notes, which will total $1.9 million in 2008.

  Income Taxes

        At December 31, 2007, we evaluated the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax losses and the current uncertainty of our ability to realize our deferred tax assets, we recorded a valuation allowance of approximately $87.4 million.

2006 results compared to 2005 (in thousands, except percentages)

	Years Ended December 31,
	2006		2005
					2006-2005 % Change
	Amount	%(a)	Amount	%(a)
Net sales	$41,900	100%	$21,169	100%	98%
Gross profit	27,873	67%	12,773	60%	118%
Research and development expenses	4,366	10%	4,264	20%	2%
Selling, general and administrative expenses	43,318	103%	31,255	148%	39%
Net loss	18,487	44%	21,801	103%	-15%

    (a)
    expressed as a percentage of total net sales

  Net Sales

        The following table summarizes net sales by geographic region:

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

  Operating Expenses

        Research and development expenses increased by $0.1 million to $4.4 million in 2006 as compared to $4.3 million in 2005. The primary reason for the increase results from $0.5 million increase in stock-based compensation due to the application of SFAS 123(R) and from expenditures related to product development, clinical affairs and regulatory activities. Research and development expenditures fluctuate in relation to product development, clinical affairs and regulatory activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurement," or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS 157 for financial assets and financial liabilities is not expected to have a significant impact on the results of operations or financial conditions. We are currently evaluating the impact that SFAS 157 will have on our results of operations and financial conditions related to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are currently evaluating the effects of SFAS 157 on our consolidated financial statements and do not expect any significant impact on the results of operations or financial conditions.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

        On July 25, 2007, the FASB held a meeting to discuss, among other things, the accounting method for net share settled securities, such as our convertible senior notes. As a result of the meeting, the FASB voted to adopt a method for accounting for net share settled securities under which the debt and equity components of the security would be bifurcated and accounted for separately. The effect of this proposal is that the equity component would be included in the paid-in-capital section of stockholders' equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, net loss attributable to our common stockholders would be higher as a result of the recognition of the accretion of the discounted carrying value of our convertible senior notes to their face amount as additional interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method. In addition, the FASB may require that the new method be implemented retrospectively. The FASB has not yet reached its final decision with respect to this proposed change to accounting treatment so there remains uncertainty as to the full impact of this accounting change. We cannot predict the outcome of the FASB deliberations and whether the FASB is proposing that net share settled securities be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retrospectively or prospectively.

        In December 2007, the FASB issued Statement No. 141 (revised 2007) or SFAS 141(R), "Business Combinations" and Statement No. 160 or SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements," an amendment of Accounting Research Bulleting No. 51 or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 shall be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        We have experienced significant operating losses since inception. As of December 31, 2007, we had an accumulated deficit of $235.2 million. We have financed our operations since inception primarily through equity and debt financings. In February 2004, we completed a private placement of approximately 3.0 million shares of common stock at $8.50 per share. Our net proceeds were approximately $23.9 million, after deducting offering costs and commissions. In addition, in August 2005, we finalized a private placement of approximately 3.2 million shares of common stock at a price of $7.20 and $8.10 per share. Our net proceeds, which were approximately $22.9 million after deducting offering costs, were used to fund operations. In December 2006, we filed a shelf Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings. The aggregate initial offering price of all securities sold will not exceed $150,000,000. After the sale of our senior convertible notes described below, we had $63,750,000 remaining available for sale.

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

        The notes will be convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note's conversion value in excess of such principal amount.

        The notes are convertible only in the following circumstances: (1) during any calendar quarter after the quarter ended March 31, 2007 if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price; (2) during the five consecutive business days immediately after any five consecutive trading day period in which if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the notes during such five-day period; (3) upon the occurrence of specified corporate transactions; (4) if we call the notes for redemption and (5) at anytime on or after December 15, 2011 to and including February 15, 2012 and anytime on or after February 15, 2025. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

        In addition, in connection with the issuance of the notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the notes ("Call Spread Transactions"). As a result of the Call Spread Transactions, we do not anticipate experiencing an increase in the total shares outstanding from the conversion of the notes unless the price of our common stock appreciates above $36.47 per share, effectively increasing the conversion premium to us to $36.47. We purchased call options to cover approximately 3.1 million shares of our common stock, which is the number of shares underlying the notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock.

        As of December 31, 2007, we had $65.5 million invested in auction rate securities backed by federal and state student loan securities. These securities are rated AAA by a major credit rating agency. Our auction rate securities are 28 day taxable investments backed by federal and state student loans which carry AAA ratings. The current overall credit concerns in capital markets may impact our ability to liquidate these securities. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 20-30 days. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. During the first quarter of 2008, auctions for $48.8 million of our investments in auction rate securities failed. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business. We have classified auction rate securities of $48.8 million as long term investments in our consolidated balance sheet as of December 31, 2007.

        The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate. As of December 31, 2007, the carrying value of these investments was equal to the fair value. The Company will continue to monitor the value of its auction rate securities each reporting period for a possible impairment if a decline in fair value occurs.

        In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

        As of December 31, 2007, we had cash, cash equivalents and short-term investments of $45.2 million, compared to $25.8 million at December 31, 2006.

Operating Activities

        Net cash used in operating activities was $7.6 million in 2007, $8.7 million in 2006 and $21.4 million in 2005. Net cash used in operating activities in 2007 was primarily related to:

  •
  Net loss of $11.6 million;

  •
  Non-cash related items of $9.2 million corresponding primarily to stock based compensation and depreciation and amortization of fixed assets;

  •
  Planned increase of inventories of $1.9 million to support our increase in sales;

  •
  Increase in accounts receivable of $5.2 million as a result of our increase in sales. We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations;

  •
  Net increase of other assets and other current assets of $1.3 million;

  •
  An increase in accounts payable in $1.2 million to support the expansion of our operations and sales;

  •
  A decrease in accrued compensation of $0.5 million; and

  •
  Generated $2.6 million of cash from increases in other accrued liabilities primarily related to the increase in price for the Essure device with Conceptus SAS that will be recognized as a reduction to the purchase price of Conceptus SAS in January 2008.

        We expect cash usage in operating activities in the future to decrease.

Investing Activities

        Net cash used in investing activities in 2007 was $46.2 million, from sales and maturity of short-term investments of $45.7 million, offset by purchases of investments constituting auction rate securities and commercial paper of $88.6 million and capital expenditures of $3.3 million. Our capital expenditures in 2007, 2006 and 2005 were $3.3 million, $1.4 million and $2.3 million, respectively. In 2007 our capital expenditures were primarily related to our capital investments to support in office hysteroscopy and increase physician utilization.

Financing Activities

        Net cash provided by financing activities was $79.0 million in 2007 compared to $3.4 million in 2006. The net cash provided by financing activities in 2007 primarily consisted of the net proceeds of $83.2 million from our issuance of senior convertible notes in February 2007, the proceeds of $10.7 million for the issuance of warrants in connection with our senior convertible notes and the proceeds of $4.5 million for the issuance of common stock for our stock option programs and the employee stock purchase plan, offset by $19.4 million for the cost of our purchase of call options on our convertible senior notes. In 2006, the net cash provided by financing activities consisted of approximately $3.4 million of proceeds from the exercise of stock options and employee stock purchase plan shares.

Cash Requirements, Contractual Obligations and Commitments

        We have operating lease obligations on our current building facility and automobiles used primarily by our sales personnel. In addition, we have obligations related to our Phase II clinical study and Pivotal trial.

        The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2007 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Convertible senior notes	$86,250	$—	$—	$—	$86,250
Operating lease obligations	1,335	908	414	13	—
Clinical trial obligations	2,634	1,591	1,043	—	—
Interest on our convertible senior notes	37,842	1,941	5,822	3,881	26,198

Total	$128,061	$4,440	$7,279	$3,894	$112,448

        On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system for ten years, and Ovion is prohibited from granting any additional such licenses to other parties. In exchange for such license, we were required to pay a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In January 2004, we paid $1.0 million in common stock to Ovion, and we made another payment of $1.0 million in common stock to Ovion in April 2004. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, which has been fully amortized as of December 31, 2007. Prepaid royalties were approximately $0.9 million as of December 31, 2006.

        We are obligated to pay 3.25% of the cumulative revenue derived from sales of the Essure system in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement. In accordance with the terms of the settlement agreement, our prepaid royalties are fully amortized as of December 31, 2007.

        In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. Refer to Note 8, "Convertible Senior Notes" of our notes to our consolidated financial statements for a description of these instruments. We must settle at least a portion of our conversion obligation in cash, however we may not have sufficient funds to pay in full the cash obligation upon such conversion.

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

  •
  The liquidity of auction rate securities held in our investment portfolio;

  •
  The rate of product adoption by doctors and patients;

  •
  Our determination to acquire or invest in other products, technologies and businesses;

  •
  The market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt; and

  •
  The insurance payer community's acceptance of and reimbursement for the Essure procedure.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2007.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

        Interest Rate Risk:    We have been exposed to interest rate risk through interest earned on holdings of available-for-sale marketable securities. As of December 31, 2007 we held $65.5 million in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 28 days. $48.8 million of these auction rate securities were classified as long term investments in our consolidated balance sheet at December 31, 2007 with an expected maturity of greater than one year. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.. In addition, in February 2007 we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. Refer to Note 8 "Convertible Senior Notes" for a description of these instruments. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

        Foreign Currency Exchange Risk:    Historically, all of our expenses and our revenues were typically denominated in United States dollars. As a result, we had low exposure for currency exchange risks and foreign exchange losses have been minimal to date. On January 7, 2008, we entered into and closed a Share Purchase Agreement (the "Share Purchase Agreement") with Conceptus SAS, which was entered into in connection with the exercise of our call option under the existing Share Purchase and Call Option Agreement dated January 17, 2004 and amended on February 27, 2007 and on November 19, 2007. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of Conceptus SAS on January 7, 2008. As a result of this transaction, Conceptus SAS became a wholly owned subsidiary and its results of operations will be consolidated with our results of operations for financial reporting purposes. The functional currency of Conceptus SAS is the Euro therefore exposing us to changes in foreign exchange rates. We will seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Conceptus SAS has entered into a forward exchange contract to hedge dollar denominated estimated inventory purchases in 2008. We will be required to record the changes of the fair value of the hedge contract in our 2008 consolidated statement of operations. In 2007 we did not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

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

        As of December 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)
Management's Annual Report on Internal Control Over Financial Reporting:

        Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

        Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements, as stated in their report which is included elsewhere herein.

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

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from our definitive proxy statement (or Proxy Statement), for our annual meeting of stockholders to be held on June 4, 2008, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item, insofar as it relates to directors and officers, will be contained in our Proxy Statement in connection with our 2008 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions "Election of Directors" and "Management." Information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the our Proxy Statement under the caption "Section 16(a) Beneficial Owner Reporting Compliance," and is hereby incorporated by reference into this report.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our Proxy Statement.

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

(a)
The following documents are filed as part of this Report:

(1)
Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2007 and 2006

    Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedule

    The following financial statement schedule of Conceptus, Inc. for the years ended December 31, 2007, 2006 and 2005 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.'s Consolidated Financial Statements.

    Schedule II—Valuation and Qualifying Accounts

    Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  (3)
  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-89266) filed on June 4, 2002.
3.3		Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on December 17, 2007.
4.1		Indenture between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007. Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 12, 2007.
4.2		Supplemental Indenture No. 1, including the Form of 2.25% Convertible Senior Notes due 2027, between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007. Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on February 12, 2007.
10.1		Form of Indemnification Agreement for directors and officers. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.2	*	Amended and Restated 1993 Stock Plan. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.3	*	1995 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.4	*	1995 Directors' Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
10.5	*	Ninth Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31, 2007.
10.6	*	Amended and Restated 2002 Non-Qualified Stock Option Plan. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.7	*	Form of Senior Management Amended and Restated Change of Control Agreement. Incorporated by reference to Exhibit 10.7 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.
10.8	*	Change of Control Agreement dated as of April 27, 2004 by and between Registrant and Gregory Lichtwardt. Incorporated by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.
10.9	*	Amended and Restated Change of Control Agreement dated as of December 14, 2007 by and between Registrant and Kathryn A. Tunstall. Incorporated by reference to the Registrant's Report on Form 8-K filed on December 17, 2007.
10.10		License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.11		Settlement and License Agreement between Ovion, Inc., William S. Tremulis and Jeffrey P. Callister and Conceptus, Inc. dated November 6, 2003. Incorporated by reference to the Registrant's Amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2003.
10.12		Sublease Agreement for the premises located at 331 East Evelyn, Mountain View, California. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.13		Landlord Consent to Sublease for the premises located at 331 East Evelyn, Mountain View, California. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.14		Amended and Restated Preferred Shares Rights Agreement, dated as of February 26, 2007, between the Registrant and Mellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. Incorporated by reference to Exhibit 1.1 filed in response to Item 1 of the Registrant's Report on Form 8-K filed on February 27, 2007.
10.15	+	Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc. Incorporated by reference to Exhibit 1 of the Registrant's Report on Form 8-K filed on March 1, 2004.
10.16	+	Amended Share Purchase and Amended Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d'Echon et al. and the Registrant. Incorporated by reference to Exhibit 2 of the Registrant's Report on Form 8-K filed on March 1, 2004.
10.17	+	Supplier Agreement dated November 7, 2005 between the Registrant and Accellent Corp. Incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
10.18	*	Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003. Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
10.19	*	Employment Agreement between Mark M. Sieczkarek and Conceptus, Inc. executed September 30, 2004. Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed on October 5, 2004.
10.20		Letter Agreement between Ric Cote and Conceptus, Inc. executed March 25, 2004. Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on 10-Q for the Quarter Ended March 31, 2004.
10.21	*	Employment Commencement Nonstatutory Stock Option Agreement between Ric Cote and Conceptus, Inc. executed April 5, 2004. Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 filed on June 29, 2004.
10.22	*	Stand-Alone Restricted Stock Purchase Agreement between Ric Cote and Conceptus, Inc. executed April 5, 2004. Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 filed on June 29, 2004.
10.23	*	Relocation bonus agreement dated October 28, 2005 between the Registrant and Ulric Cote. Incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
10.24		Form of Stock Appreciation Right Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 6, 2007.
10.25		Form of Restricted Stock Unit Award Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 6, 2007.
10.26		First Amendment, dated February 27, 2007, to Share Purchase and Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d'Echon et al. and the Registrant. Incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K for the year ended December 31, 2006.

10.27		Second Amendment, dated November 17, 2007, to Share Purchase and Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d'Echon et al. and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K, filed on November 21, 2007.
10.28		First Amendment, dated February 27, 2007, to Conceptus SAS Distribution Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d'Echon et al. and the Registrant. Incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K for the year ended December 31, 2006.
10.29		Confirmation of Convertible Bond Hedge Transaction, dated February 6, 2007, by and between the Registrant and UBS AG, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 12, 2007
10.30		Confirmation of Convertible Bond Hedge Transaction, dated February 6, 2007, by and between the Registrant and Societe Generale. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 12, 2007
10.31		Confirmation of Issuer Warrant Transaction, dated February 6, 2007, by and between the Registrant and UBS AG, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 12, 2007
10.32		Confirmation of Issuer Warrant Transaction, dated February 6, 2007, by and between the Registrant and Societe Generale. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 12, 2007
10.33	*	Stock Appreciation Right Agreement, by and between the Registrant and Darrin Uecker, dated May 10, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed on July 18, 2007.
10.34	*	Stock Appreciation Right Agreement, by and between the Registrant and Spencer Roeck, dated October 10, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed on December 4, 2007.
10.35	*	Amended and Restated Independent Director Equity Compensation Policy.
14.1		Code of Ethics. Incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See signature page to this Report).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

+
Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

CONCEPTUS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
Conceptus, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Conceptus, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
San Jose, California March 13, 2008

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$28,450	$3,238
Short-term investments	16,700	22,600
Accounts receivable, net of allowance for doubtful accounts of $431 and $167 at December 31, 2007 and 2006, respectively	11,903	6,976
Inventories	2,418	610
Other current assets	3,271	1,064

Total current assets	62,742	34,488
Property and equipment, net	5,312	2,917
Intangible assets, less accumulated amortization of $856 and $650 at December 31, 2007 and 2006, respectively	1,164	1,350
Debt issuance costs	2,555	—
Long-term investments	48,800	—
Other assets	102	996

Total assets	$120,675	$39,751

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,744	$2,903
Accrued compensation	3,175	3,909
Interest payable	733	—
Other accrued liabilities	3,606	1,597

Total current liabilities	12,258	8,409
Notes payable	86,250	—
Other accrued liabilities	190	190
Deferred rent	50	138

Total liabilities	98,748	8,737

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock:
$0.003 par value, authorized 3,000,000 shares; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,000 shares authorized, 29,916,643 and 29,358,876 shares issued and 29,838,780 and 29,270,545 shares outstanding at December 31, 2007 and 2006, respectively	257,176	254,631
Accumulated deficit	(235,249)	(223,617)
Treasury Stock, 77,863 and 88,331 shares, at cost, at December 31, 2007 and 2006, respectively	—	—

Total stockholders' equity	21,927	31,014

Total liabilities and stockholders' equity	$120,675	$39,751

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net sales	$64,442	$41,900	$21,169
Cost of goods sold	16,682	14,027	8,396

Gross profit	47,760	27,873	12,773

Operating expenses:
Research and development	5,875	4,366	4,264
Selling, general and administrative	56,084	43,318	31,255

Total operating expenses	61,959	47,684	35,519

Operating loss	(14,199)	(19,811)	(22,746)
Interest and other income and expenses:
Interest and other income	4,852	1,346	952
Interest expense	(2,285)	(22)	(7)

Net loss	($11,632)	($18,487)	($21,801)

Basic and diluted net loss per share	($0.39)	($0.64)	($0.82)

Weighted-average shares used in computing basic and diluted net loss per share	29,463	28,993	26,725

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock & Additional Paid-In Capital
				Accumulated Other Comprehensive Income (Loss)
			Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2004	25,657,371	$221,960	$(1,637)	$—	$(183,329)	$36,994
Issuance of common stock for cash upon
exercise of options	143,997	780	—	—	—	780
Issuance of common stock for cash from
employee stock purchase plan	45,070	248	—	—	—	248
Private placement of common stock, net
of issuance costs of $125	3,186,389	22,882	—	—	—	22,882
Issuance of stock options to consultants for services	—	221	—	—	—	221
Deferred stock-based compensation related
to restricted stock grants	24,840	268	(268)	—	—	—
Amortization of deferred stock-based
compensation related to restricted stock grants	—	—	847	—	—	847
Net loss	—	—	—	—	(21,801)	(21,801)
Purchase of treasury stock	(5,863)	—	—	—	—	—

Balances as of December 31, 2005	29,051,804	246,359	(1,058)	—	(205,130)	40,171
Issuance of common stock for cash upon
exercise of options	290,700	2,872	—	—	—	2,872
Issuance of common stock for cash from
employee stock purchase plan	94,009	514	—	—	—	514
Reversal of overpayment on stock issuance costs	—	8	—	—	—	8
Stock-based compensation for consultants' services	—	292	—	—	—	292
Grants of restricted stock to employees
and directors	28,500	—	—	—	—	—
Stock-based compensation related to restricted stock,
SSR/SAR and stock option grants	—	4,351	—	—	—	4,351
Stock-based compensation related to
employee stock purchase plan	—	235	—	—	—	235
Deferred stock-based compensation related
to restricted stock grants	—	—	1,058	—	—	1,058
Cancellation of restricted stock awards	(184,000)	—	—	—	—	—
Purchases of treasury stock	(13,889)	—	—	—	—	—
Treasury stock issuances	3,421	—	—	—	—	—
Net loss	—	—	—	—	(18,487)	(18,487)

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts) (Continued)

Balances as of December 31, 2006	29,270,545	254,631	—	—	(223,617)	31,014
Issuance of common stock for cash upon
exercise of options	360,427	3,319	—	—	—	3,319
Issuance of common stock for cash from employee stock purchase plan	82,217	1,126	—	—	—	1,126
Issuance of common stock upon exercise of SAR	1,957	—	—	—	—	—
Stock-based compensation for consultants' services	—	243	—	—	—	243
Stock-based compensation related to restricted stock, restricted stock units, SAR's and stock option grants	—	5,941	—	—	—	5,941
Stock-based compensation related to employee stock purchase plan	—	309				309
Issuance of common stock upon payment of bonus		219				219
Issuance of common stock upon vesting of restricted stock	113,166	(68)	—	—	—	(68)
Treasury stock issuances	10,468	133	—	—	—	133
Convertible note hedge transactions	—	(8,677)	—	—	—	(8,677)
Net loss	—	—	—	—	(11,632)	(11,632)

Balances as of December 31, 2007	29,838,780	$257,176	$—	$—	$(235,249)	$21,927

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(11,632)	$(18,487)	$(21,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,534	1,191	886
Amortization of debt issuance costs	542	—	—
Amortization of intangibles	186	200	200
Stock-based compensation expense	6,493	6,154	1,089
Allowance for doubtful accounts	231	61	44
Inventory provision	129	(144)	(147)
Loss on retirement of fixed assets	61	4	26
Changes in operating assets and liabilities:
Accounts receivable	(5,158)	(2,518)	(2,497)
Inventories	(1,937)	2,926	(1,223)
Other current assets	(2,207)	46	(173)
Other assets	894	607	205
Accounts payable	1,163	105	85
Accrued compensation	(515)	639	1,705
Other accrued and long term liabilities	2,592	523	386
Deferred revenue	61	14	(141)

Net cash used in operating activities	(7,563)	(8,679)	(21,356)

Cash flows from investing activities
Purchase of investments	(88,600)	(21,950)	(85,900)
Maturities of investments	45,700	19,200	96,250
Restricted cash	—	69	—
Capital expenditures	(3,311)	(1,369)	(2,333)

Net cash provided by (used in) investing activities	(46,211)	(4,050)	8,017

Cash flows from financing activities
Proceeds from issuance of long term debt	86,250	—	—
Payment of debt issuance costs	(3,097)	—	—
Purchase of call options on convertible senior notes	(19,372)	—	—
Proceeds from issuance of warrants	10,695	—	—
Issuance of common stock from company stock plans	4,510	3,386	1,028
Reversal of overpayment on stock issuance costs	—	8	—
Issuance of common stock from equity financings, net	—	—	22,882

Net cash provided by financing activities	78,986	3,394	23,910

Net increase (decrease) in cash and cash equivalents	25,212	(9,335)	10,571
Cash and cash equivalents at beginning of year	3,238	12,573	2,002

Cash and cash equivalents at end of year	$28,450	$3,238	$12,573

Supplemental information:
Cash paid for:
Interest	$986	$22	$7

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership and Business

        Conceptus, Inc. ("Conceptus" or the "Company") was incorporated in the state of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. We manufacture and market the Essure ® system, an innovative medical device and procedure designed to provide a non-incisional alternative to tubal ligation, the leading form of contraception worldwide. The Essure device is a unique and proprietary micro-insert designed to be deployed permanently into each fallopian tube using our minimally invasive transcervical tubal access catheter system. Clinical studies have shown that the Essure device induces an occlusive tissue response. Our catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. ("Target"), a business unit of Boston Scientific Corporation ("BSC"), and licensed exclusively to Conceptus in the field of reproductive physiology.

        We have a limited history of operations and have incurred significant operating losses since inception. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. We raised approximately $22.9 million after deducting offering costs in 2005, to help fund our operations. In December 2006 we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we completed a convertible debt offering for an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. The net share settlement feature of the notes may reduce our liquidity. If the notes are convertible, then upon conversion, holders will receive cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note's conversion value in excess of such principal amount. However we may not have sufficient funds to pay in full the cash obligation upon such conversion. Refer to Note 8 of our consolidated financial statements for these detailed conversion factors. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

2.    Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying our financial statements include the write-off of obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, the fair value of our investment portfolio, and assumptions regarding variables used in calculating the fair value of our equity awards, impairment of long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

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

        The following table summarizes customers with greater than 10% of our net sales for the years ended December 31, 2007, 2006 and 2005:

	Years Ended
	2007	2006	2005
Customer A	—	—	10%

        The following table summarizes customers with outstanding accounts receivable balance greater than 10% of our total gross outstanding accounts receivable as of December 31, 2007 and 2006:

	Years Ended
	2007	2006
Customer A	19%	13%

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

        We are subject to risks characteristic of the medical device industry, including but not limited to uncertainty of market acceptance of products, reimbursement from insurance carriers and government agencies, compliance with government regulations and protection of proprietary technology, product liability and the need to obtain additional financing. Certain components that meet our requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify these risks. The inability to obtain components as required or to develop alternative sources, if and as required in the

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

future, could result in delays or reductions in product shipments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        Our investment portfolio is comprised of available-for-sale investments, which are carried at estimated fair value, with the unrealized gains and losses, if material, reported in stockholders' equity until realized. The fair values for our debt investments are based on quoted market prices. At December 31, 2007 and 2006, the fair value of investments approximates cost. Realized gains and losses, computed using the specific identification cost method, were immaterial for the periods presented. Interest and dividends on investments classified as available-for-sale are included in interest and other income.

        As of December 31, 2007 and 2006, we held $65.5 million and $22.6 million in auction rate securities backed by federal and state student loan securities which are variable rate debt instruments, which bear interest rates that reset approximately every 20-30 days. The auction rate securities owned by the Company were rated AAA by a major credit rating agency. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. The Company has classified $16.7 million of investments at December 31, 2007 as short-term as these securities represent the investment of funds available for current operations. $48.8 million of our auction rate securities are classified as long-term at December 31, 2007. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to December 31, 2007 as long-term investments in our consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. All investments were classified as short term at December 31, 2006.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Write-offs for potentially excess and obsolete inventory are made based on our analysis of inventory levels and future sales forecast.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

External direct costs of material and services consumed in website development during the application development stage are capitalized. Capitalized website costs are amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are charged to operations as incurred. These costs were not significant for the years 2007 and 2006.

  Intangible Assets

        Intangible assets as of December 31, 2007 and 2006 are primarily comprised of a technology license obtained as a result of the settlement of a patent litigation with Ovion, Inc. (See Note 12). The license was acquired at a cost of $2.0 million in October 2003, which was paid in our common stock, in equal installments in the first and second quarters of 2004, and has an expected useful life of ten years from the date of settlement. Amortization expense of $200,000 has been classified as cost of goods sold in our consolidated statement of operations for each of the years ended December 31, 2007, 2006 and 2005 and is measured using the straight-line method. Estimated future amortization expense for each of the years ended December 31, 2008 through 2012 is $200,000 per year and $150,000 for the year ended December 31, 2013.

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

  Fair Value of Financial Instruments

        For financial instruments consisting of cash and cash equivalents, investments, accounts receivable, accounts payable, notes payable and accrued liabilities included in our financial statements, the carrying amounts approximate fair value due to their short maturities. Estimated fair values for marketable investments, which are disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

  Warranty

        We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

reconciliation of the changes in our warranty liability for the years ended December 31, 2007 and 2006 (in thousands):

	As of December 31,
	2007	2006
Balance at the beginning of the period	$209	$70
Accruals for warranties issued during the period	441	436
Settlements made in kind during the period	(442)	(297)

Balance at the end of the period	$208	$209

  Revenue Recognition

        Our revenue is primarily comprised of the sale of our Essure system. We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", or SAB 104. Under this standard, the following four criteria must be met in order to recognize revenue:

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

        In 2007, we had international distributors in France, Spain, Australia and Canada. We recognize revenues upon shipment for sales through distributors as we have no continuing obligations subsequent to shipment. Our distributors are responsible for all marketing, sales, training and warranty for the sale of the Essure device in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure system and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectibility is reasonably assured.

  Research and Development

        Research and development costs are expensed as incurred.

  Advertising Costs

        Advertising production costs are recorded as expense as incurred. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Total advertising expenses were approximately $2.1million, $0.8 million and $1.4 million in the years ended December 31, 2007, 2006 and 2005, respectively.

  Stock-Based Compensation

        Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period. We previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation."

        Prior to the adoption of SFAS No. 123(R), we accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (or "APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," (or "SFAS No. 123") and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." The pro-forma information for the year ended December 31, 2005 was as follows:

Year Ended December 31, 2005
Net loss, as reported	$(21,801)
Add: Stock-based employee compensation expense included in reported net loss	847
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,482)

Pro forma net loss	$(26,436)

Basic and diluted net loss per share
As reported	$(0.82)

Pro forma	$(0.99)

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        We calculated the fair value of each option on the date of grant using the Black-Scholes method as prescribed by SFAS No. 123 and we accounted for forfeitures as they occurred. The assumptions used were as follows:

Year Ended December 31, 2005
Expected term (in years)	4.0
Average risk-free interest rate	4.01%
Average-volatility factor	0.6
Dividend yield	—

  Impact of the adoption of SFAS No. 123(R)

        Net loss for the years ended December 31, 2007 and 2006 included stock-based compensation expense under SFAS 123(R) of $6.3 million and $5.9 million, respectively, which consisted of stock-based compensation expense of $5.4 million and $4.4 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of $0.9 million and $1.4 million, respectively, related to employee restricted stock and restricted stock units.

        The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, non-employee stock options, stock appreciation rights and 1995 Employee Stock Purchase Plan (the "Plan") included in the Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2007	2006
Cost of goods sold	$27	$128
Research and development	565	656
Selling, general and administrative	5,901	5,370

Total stock-based compensation expense	$6,493	$6,154

        No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. There was no cash flow impact from the adoption of SFAS 123(R) in the years ended December 31, 2007 and 2006, except as disclosed for stock-based compensation expense.

        Stock Options and Stock Appreciation Rights:    During the year ended December 31, 2007, we granted 1,019,490 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $7.6 million and a grant date weighted-average fair value of $7.42 per share. We recorded approximately $5.1 million of stock based compensation expense for stock options and stock appreciation rights during the year ended December 31, 2007.

        As of December 31, 2007, there was unrecognized compensation cost of approximately $5.6 million for total stock-based compensation related to stock options and stock appreciation rights, net of

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

        During the year ended December 31, 2006, we granted 604,500 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $3.9 million and a grant date weighted-average fair value of $6.56 per share. We recorded approximately $4.2 million of stock based compensation expense for stock options and stock appreciation rights during the year ended December 31, 2006. This stock based compensation included expenses of approximately $3.4 million for all unvested options granted prior to the adoption of SFAS 123(R) in the year ended December 31, 2006.

        Employee Stock Purchase Plan (ESPP):    The compensation cost in connection with the plan for the year ended December 31, 2007 was approximately $309,000. The grant date weighted-average fair value was $5.11 per share. The compensation cost in connection with the plan for the year ended December 31, 2006 was approximately $235,000 and the grant date weighted-average fair value was $3.89 per share.

        Restricted Shares and Restricted Stock Units:    In connection with restricted shares and restricted stock units granted, we recorded stock compensation representing the fair market value of our common shares on the dates the awards were granted. This stock compensation is being recorded as compensation expense on a straight-line basis over the vesting periods of the underlying stock awards. During the years ended December 31, 2007 and 2006, we recorded approximately $0.9 million and $1.4 million, respectively, of such compensation expense. The grant date weighted-average fair value was $18.35 and $18.78 per share, respectively.

        Awards to consultants:    During the fiscal year ended December 31, 2007, we granted 5,000 shares of common stock to consultants. We did not grant shares of common stock to any of our consultants during fiscal year 2006. In accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we have recorded compensation expense related to these stock options We re-measure the fair value of the options as they vest and recognize changes in fair value as expense in the period. We recorded stock based compensation expense of approximately $243,000 during the year ended December 31, 2007 and $292,000 during the year ended December 31, 2006 in connection with our grants to consultants.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

  Valuation assumptions

        The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007		2006
	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan
Expected term (in years)	3.57	0.67	3.66	0.61
Average risk-free interest rate	4.55%	4.82%	4.78%	5.08%
Average volatility factor	47.8%	41.2%	53.7%	45.0%
Dividend yield	—	—	—	—

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

        As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

        Refer to Note 9 "Incentive and Stock Plans" for a description of our awards.

  Income Taxes

        We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2007 we evaluated the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax losses and the current uncertainty of our ability to realize our deferred tax assets a valuation allowance in an amount equal to our deferred tax assets was recorded.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

  Net Loss Per Share

        Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding. Diluted net loss per share includes the impact of potentially dilutive securities. However, due to our net loss position, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

        The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	At December 31,
	2007	2006	2005
Denominator:
Weighted-average number of common shares outstanding	29,497	29,251	26,972
Less: Weighted-average unvested and restricted common shares	34	258	247

Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	29,463	28,993	26,725

        The following outstanding equity awards and securities, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At December 31,
	2007	2006	2005
Outstanding options and SARs	3,996	3,499	3,514
Restricted stock	17	78	255
Restricted stock units	191	255	—
Employee stock purchase plan	—	27	47
Warrants issued in connection with our convertible notes	3,093	—	—

	7,297	3,859	3,816

  Segment Information and Sales by Geographic Region

        We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting. As of December 31, 2007, 2006 and 2005, 95%, 96% and 97%, respectively, of all long-lived assets were maintained in the United States of America.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        Net sales by geographic region, based on shipping location of our customer, are as follows:

	Years Ended December 31,
	2007	2006	2005
Net sales (in thousands)	$64,442	$41,900	$21,169
United States of America	92%	91%	88%
Europe	7%	8%	10%
Other	1%	1%	2%

  Comprehensive Income (Loss)

        Comprehensive income (loss) generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. Our unrealized gains on available-for-sale securities, and cumulative translation adjustment, if material, represent the components of comprehensive loss that are excluded from the net loss. These components are not significant, individually or in aggregate, for the years ended December 31, 2007, 2006 and 2005.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurement," or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS 157 for financial assets and financial liabilities is not expected to have a significant impact on the results of operations or financial conditions. We are currently evaluating the impact that SFAS 157 will have on our results of operations and financial conditions related to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are currently evaluating the effects of SFAS 157 on our consolidated financial statements and do not expect any significant impact on the results of operations or financial conditions,

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007) or SFAS 141(R), "Business Combinations" and Statement No. 160 or SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements,, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

may impact our acquisition strategy. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 shall be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

3.    Investments (in thousands)

	Cost and Estimated Fair Value December 31,
	2007	2006
Cash and cash equivalents:
Cash	$4,246	$1,838
Money market funds	24,204	1,400

	$28,450	$3,238

Short-term investments:
Auction rate securities	$16,700	$22,600

	$16,700	$22,600

Long-term investments:
Auction rate securities	$48,800	$—

	$48,800	$—

        At December 31, 2007 and 2006, the amortized cost basis of the available-for-sale investments represents the fair value of the investments. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2007, 2006 and 2005.

        As of December 31, 2007 and 2006, we held $65.5 million and $22.6 million in auction rate securities backed by federal and state student loans which are variable rate debt instruments, which bear interest rates that reset approximately every 20-30 days. The auction rate securities owned by the Company were rated AAA by a major credit rating agency. The underlying securities have contractual maturities which generally range from ten to forty years. The auction rate securities are classified as available for sale and are recorded at fair value. Historically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. The Company has classified $16.7 million of investments at December 31, 2007 as short-term as these securities represent the investment of funds available for current operations and $48.8 million of our auction rate securities are classified as long-term at December 31, 2007. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to December 31, 2007 as long-term investments in our consolidated balance sheet as our ability to liquidate such

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments (in thousands) (Continued)

securities in the next 12 months is uncertain. All investments were classified as short term at December 31, 2006.

4.    Inventories (in thousands)

	December 31,
	2007	2006
Raw materials	$177	$159
Work-in-progress	1,356	292
Finished goods	885	159

Total	$2,418	$610

5.    Property and Equipment (in thousands)

	December 31,
	2007	2006
Machinery and equipment	$1,008	$1,230
Equipment, tooling and furniture and fixtures	5,882	3,280
Software	3,278	3,079
Leasehold improvements	896	775

	11,064	8,364
Less: accumulated depreciation and amortization	(5,752)	(5,447)

Property and equipment, net	$5,312	$2,917

        Property and equipment depreciation and amortization expenses for the years 2007, 2006 and 2005 was approximately $1.5 million, $1.2 million and $0.9 million, respectively. Included in Equipment, tooling and furniture and fixtures at December 31, 2007 were $3.0 million relating to assets held for lease. Accumulated depreciation for these assets was approximately $0.2 million for the year ended December 31, 2007.

6.    Other Accrued Expenses

        On February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 with Conceptus SAS and into an amendment to the Distribution Agreement with Conceptus SAS, dated January 17, 2004. Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire Conceptus SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions. Pursuant to the amendment to the Distribution Agreement, Conceptus SAS agreed to increase the price they pay to us for the Essure product. The difference in price of the revised Distribution Agreement compared to the previous agreement is being recorded as other accrued expenses in our consolidated balance sheet and will be recorded as a reduction of the purchase price of Conceptus SAS. As of December 31, 2007, the balance of the amount recorded in other accrued expenses on our consolidated balance sheet was $2.2 million.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Commitments and Contingencies

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

        In addition to the lease agreement for the facility located in Mountain View, we have certain operating leases on automobiles, telephone system and copiers. These leases have terms expiring from October 2007 through December 2012. Expenses for all leases were approximately $1.5 million, $0.6 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Aggregate minimum annual lease commitments under all leases are as follows (in thousands):

2008	908
2009	347
2010	36
2011	31
2012	13

Total operating leases commitments	$1,335

        In 2003, we entered into a settlement agreement with Ovion Inc. (see Note 12). Pursuant to the settlement agreement, we were required to pay a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In January 2004, we paid $1.0 million in common stock to Ovion and made another payment of $1.0 million in common stock to Ovion in April 2004. In addition, the settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty to be applied against future royalties. We are obligated to pay 3.25% of our cumulative revenue derived from sale of the Essure products in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Commitments and Contingencies (Continued)

        In addition, we have commitments related to our Phase II clinical study and Pivotal trial, as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years
Clinical trial obligations	$2,634	$1,591	$1,043	$—

8.    Convertible Senior Notes

        In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007. Interest accrual on the notes commenced on February 12, 2007 and during the year ended December 31, 2007, we paid $1.0 million in interest.

        The notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note's conversion value in excess of such principal amount. The notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 120% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 97% of the average conversion value of the notes during a period as defined in the indenture; (3) upon the occurrence of specified corporate transactions; (4) if we call the notes for redemption and (5) at an time on or after December 15, 2011 to and including February 15, 2012 and anytime on or after February 15, 2025. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest. We may not have sufficent funds to pay the interest, purchase price, repurchase price or principal return when conversion is triggered or note becomes payable under the above terms.

        In connection with the sale and issuance of the notes we incurred debt issuance costs of $3.1 million which is being accreted to interest expense over a five year period.

        We concluded that the embedded stock conversion option is not considered a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") because the embedded stock conversion option would be recorded in stockholders' equity if it were a freestanding instrument per Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"). We concluded that the notes are accounted for similar to traditional convertible debt (that is, as a combined instrument) because the embedded stock conversion option meets the requirements of EITF No. 00-19, including the provisions contained in paragraphs 12-32 of EITF No. 00-19. Accordingly, the embedded stock conversion option is not separated as a derivative.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Convertible Senior Notes (Continued)

        In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to our Company's stockholders upon any future conversion of the notes. The call options, which cost an aggregate $19.4 million, were recorded as a reduction of additional paid-in capital. We also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to purchase our own common stock to the same counterparties that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes to approximately $36.47 per share of our common stock. Proceeds received from the issuance of the warrants of approximately $10.7 million were recorded as an addition to additional paid-in capital.

        EITF No. 00-19 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of our purchased call options and sold warrant contracts require net share settlement. Based on the guidance from EITF No. 00-19 and SFAS No. 133, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. SFAS No. 133 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in stockholders' equity in its statement of financial position. We concluded the purchased call option contracts and the warrant contracts should be accounted for in stockholders' equity.

9.    Incentive and Stock Plans

  Employee Stock Purchase Plan

        In November 1995, our Board of Directors adopted the Employee Stock Purchase Plan (ESPP). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee's annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant's entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. In March 2006, our Board of Directors approved an amendment to the ESPP to increase the number of shares of Common Stock reserved for issuance by 160,000 shares. This amendment was approved by the stockholders in June 2006. As of December 31, 2007, 425,497 shares had been issued under the ESPP and 84,503 shares were available for future issuance.

  Company Stock Option Plans

        In August 2002, the Board of Directors approved the 2002 Non-Qualified Stock Option Plan ("2002 Plan") and amendments to the 2002 Plan were approved by the Board in March 2003. Under the Amended and Restated 2002 Plan, non-qualified stock options and stock purchase rights may be granted only to the following classes of persons: (i) except as provided in (ii) below, consultants and employees who are not our officers or directors, and (ii) newly hired employees (including employees who will become our officers or directors) and who have not previously been employed by us and with

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Incentive and Stock Plans (Continued)

respect to whom options are to be granted as an inducement essential to such employees' entering into employment contracts with us. The 2002 Plan was enacted to address the increased hiring done during the second half of 2002, primarily in our U.S. sales, professional education and marketing functions. The maximum aggregate number of shares that may be issued upon exercise of options or stock purchase rights is 1,500,000 shares. In December 2005, the Board of Directors approved an amendment and restatement of the 2002 Plan to provide a fair market value established upon the closing price on the day of the grant rather than the previous trading day. This amendment became effective immediately after approval and did not require stockholder approval.

        Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. As of December 31, 2007, there were no shares that were exercised prior to full vesting. During the fiscal year ended December 31, 2007, 834 shares of the 2002 Plan were accelerated in connection with the departure of Officers.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Incentive and Stock Plans (Continued)

issuance to 4,000,000 shares of Common Stock. This amendment was approved by the stockholders in June 2006.

        Under the terms of the 2001 Plan, incentive stock options may be granted only to employees with exercise prices not less than the fair market value of the common stock on the date of grant. Stock options and stock appreciation rights may be granted with different vesting terms from time to time but generally provide for vesting of at least 20% of the total number of shares per year. All options and stock appreciation rights under the 2001 Plan expire ten years after grant, and five years in the case of a grant to a 10% stockholder. Stock appreciation rights are to be settled in stock. Stock options may include provisions permitting exercise of the option prior to full vesting.. To the extent that the aggregate fair market value of the shares subject to a holder's incentive stock options exceeds $100,000, the excess options will be treated as non-qualified stock options.

        As of December 31, 2007, there were no shares that were exercised prior to full vesting under the 2001 Plan. In addition, during 2007, 51,654 shares and awards of the 2001 Plan were accelerated in connection with the departure of officers. We recorded approximately $0.3 million of stock based compensation expense from these accelerated shares and awards during the year ended December 31, 2007.

        On November 29, 1995, the Board of Directors approved the 1995 Director's Stock Option Plan (the "Directors' Plan"), which allows the granting of options for up to 100,000 shares of common stock to outside directors. Stock options may be granted to outside directors with exercise prices of not less than fair market value. The options expire ten years from date of grant. Options granted under the Directors' Plan vest over one or three years. The options are only exercisable while the outside director remains a director.

        In July 1993, the Board of Directors adopted the 1993 Stock Plan (the "1993 Plan"), and amendments to the 1993 Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by us at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of December 31, 2007, there were no shares that are subject to repurchase.

        In April 2004, the Board of Directors approved a nonqualified stock option grant for 125,000 shares of our common stock and a grant of 36,000 shares of restricted stock for Mr. Ulric E. Cote as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President, Sales. In May 2007, the Board of Directors approved a stock appreciation rights grant of 125,000 shares of our common stock for Mr. Darrin Uecker as a stand-alone inducement grant in

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Incentive and Stock Plans (Continued)

connection with his initial commencement of employment with us as Vice President, R&D and Operations. In October 2007, the Board of Directors approved a stock appreciation rights grant of 100,000 shares of our common stock for Mr. Spencer Roeck as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of International. Stockholder approval was not required for any of these grants.

        As of December 31, 2007, 101,948 shares remained as available for grant under the 2002 Plan, 908,602 shares remained as available for grant under the 2001 Plan, and no shares remained available for grant under the 1993 Plan and under the Director's Plan.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Incentive and Stock Plans (Continued)

        A summary of the activity of our 1993, 2001 and 2002 Plans, the 1995 Directors' Plan and stand alone grant activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2004	870,806	3,550,344	10.96
Additional authorized(a)	100,000	—	—
Options granted(a)	(575,100)	575,100	8.71
Restricted stock grants	(24,840)	24,840	—
Restricted stock issuances	—	(24,840)	—
Options exercised	—	(143,997)	5.42
Options cancelled	467,696	(467,696)	12.78
Shares repurchased	5,863	—	—
Options expired	(140,113)	—	—

Balance at December 31, 2005	704,312	3,513,751	10.62
Additional authorized	1,500,000	—	—
Options granted	(604,500)	604,500	15.00
Restricted stock awards and restricted stock units granted	(291,999)	291,999	—
Restricted stock awards issued	—	(28,500)	—
Options exercised(b)	—	(294,121)	9.77
Options cancelled and expired(c)	206,699	(314,717)	13.53
Restricted stock awards and restricted stock units cancelled	192,710	(192,710)	—
Restricted stock awards expired	(24,000)	184,000	—
Shares repurchased	13,889	—	—

Balance at December 31, 2006	1,697,111	3,764,202	11.18
Additional authorized(d)	225,000	—	—
Options granted(d)	(1,024,490)	1,024,490	18.57
Restricted stock awards and restricted stock units granted	(60,550)	60,550	—
Restricted stock units issued	—	(116,721)	—
Options exercised(e)	—	(370,731)	9.31
Stock appreciation rights exercised(e)	5,912	(8,033)	14.42
Options cancelled and expired	159,505	(159,505)	14.85
Restricted stock awards and restricted stock units cancelled	8,062	(8,062)	—

Balance at December 31, 2007	1,010,550	4,186,190	$11.60

(a)
Includes stand-alone inducement grant options of 100,000 shares.

(b)
Includes treasury stock issuances of 3,421 shares.

(c)
Includes stand-alone inducement plan cancellations of 83,334 shares.

(d)
Includes stand-alone inducement grants of stock appreciation rights of 225,000 shares.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Incentive and Stock Plans (Continued)

(e)
Includes treasury stock issuances of 10,468 shares.

        A summary of the activity for the year ended December 31, 2007 of stock options and stock appreciation rights is as follows:

	Options and Stock Appreciation Rights Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance outstanding at December 31, 2006	3,509,413	$11.18
Grants	1,024,490	18.57
Exercises	(378,764)	9.42
Cancelled and expired	(159,505)	14.85

Balance outstanding at December 31, 2007	3,995,634	13.10	$24,886,267

Vested and exercisable at December 31, 2007	2,750,254	$11.60	$21,143,524

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Remaining Life (years)	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$1.25-$8.30	427,249	4.20	$5.68	372,710	$5.42
$8.32-$9.07	419,467	4.83	$8.93	344,921	$8.94
$9.13-$9.76	100,062	4.54	$9.41	90,163	$9.42
$9.95-$9.95	630,000	5.29	$9.95	588,000	$9.95
$9.96-$13.11	444,415	6.12	$12.42	418,811	$12.45
$13.29-$14.71	410,942	5.69	$13.74	358,333	$13.77
$14.76-$16.38	399,521	6.75	$14.88	242,901	$14.91
$16.41-$17.34	56,125	7.57	$17.12	22,113	$17.26
$18.06-$18.06	481,395	8.79	$18.06	103,926	$18.06
$18.37-$22.93	626,458	8.05	$19.45	208,376	$19.55

$1.25-$22.93	3,995,634	6.27	$13.10	2,750,254	$11.60

        The weighted average exercise price for options vested and exercisable at December 31, 2006 was $10.82 per share.

        We have reserved 5,250,790 shares of our common stock, which may be issued with respect to outstanding options at December 31, 2007. We had reserved 5,208,557 shares of our common stock as of December 31, 2006 and there were 2,324,106 options vested and exercisable as of December 31, 2006.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Incentive and Stock Plans (Continued)

        In fiscal year 2007, we granted 5,000 shares of common stock to consultants. We did not grant any shares to consultants during fiscal year 2006. In fiscal year 2005, the grants to consultants in exchange for services were for 70,000 shares. In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we have recorded compensation expense related to these stock options. We re-measure the fair value of the options as they vest and recognize changes in fair value as expense in the period.

  Restricted Stock

        Restricted stock award and restricted stock unit activity for the year ended December 31, 2007, is as follows:

	Shares and Units	Weighted- Average Grant Date Fair Value
Nonvested stock outstanding at December 31, 2006	333,070	$17.29
Grants	60,550	18.35
Vested	(177,616)	18.87
Cancellations	(8,062)	15.68

Nonvested stock outstanding at December 31, 2007	207,942	$18.35

  Retirement Savings Plan

        Under our retirement savings plan ("401K Plan"), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. There were no employer contributions to the 401K Plan for the years ended 2007, 2006 and 2005.

10.    Stockholder's Equity

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

        As part of the settlement agreement with Ovion Inc. (see Note 12), we were required to pay $2.0 million in common stock for a license fee. The obligation was paid in equal installments in January and April 2004 for a total of 177,595 shares of common stock.

        In 2006, 2005 and 2004, we repurchased 13,889 shares, 5,863 shares and 72,000 shares, respectively, of restricted common stock at par value in accordance with the terms of a restricted stock agreements. These shares, net of treasury stock grants of 3,421 shares in 2006 and 10,468 shares in 2007 are recorded as treasury stock.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Stockholder's Equity (Continued)

        In August 2005, we closed the sale of a private placement of approximately 3,200,000 shares of common stock at $7.20 per share to institutional investors and $8.10 per share to officers and directors. Our net proceeds, after fees and other offering costs totaling approximately $0.1 million, were approximately $22.9 million.

11.    Income Taxes

        We have recorded no income tax expense for any of the years presented in the Consolidated Statement of Operations due to our recurring losses. As of December 31, 2007, we had net operating loss carry forwards for federal and state income tax purposes of approximately $207.5 million and $123.6 million, respectively. Of this amount $3.5 million relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. If not utilized, these carryforwards will begin to expire starting in 2008 for federal purposes and 2012 for state tax purposes. In addition, at December 31, 2007, we had federal and state research credit carry forwards of approximately $2.6 million and $2.8 million, respectively. If not utilized, the federal tax carryforward will begin to expire in 2008, while the state carryforward does not expire. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

        We account for income taxes under the asset and liability method set forth by SFAS No. 109 "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities.

        Deferred income taxes reflect the net effects of tax carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

        Significant components of our deferred tax assets as of December 31, 2007 and December 31, 2006 are as follows (in thousands):

	2007	2006
Net operating loss carryforwards	$72,700	$72,400
Research credits	4,400	4,100
Capitalized research and development	6,900	5,900
Other—net	3,400	2,500
Less: valuation allowance	(87,400)	(84,900)

Net deferred tax assets	$—	$—

        The current portion of our deferred tax assets were $3.4 million and $2.5 million as of December 31, 2007 and 2006.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Income Taxes (Continued)

        Because of our lack of earnings history and anticipated future losses, the deferred tax assets have been fully offset by a valuation allowance. The increase in the valuation allowance was approximately $2.5 million, $5.5 million and $8.0 million during 2007, 2006 and 2005, respectively.

        The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

	2007	2006	2005
U.S. federal statutory income tax rate	$(3,945)	$(6,286)	$(7,412)
Other permanent items	172	117	79
Stock based compensation	1,390	693	127
Other	32	(186)	(255)
Valuation Allowance	2,351	5,662	7,461

Total income taxes	$—	$—	$—

        We adopted the provisions of FIN 48 on January 1, 2007. The adoption of the provisions of FIN 48 did not have a material impact on our financial position or results of operations. We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. Our federal returns for tax years 2004 and beyond remain subject to examination by the Internal Revenue Service. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

        A reconciliation of the change in our unrecognized tax benefits ("UTB"), which are recorded as a reduction in the carrying value of the related deferred tax assets is as follows (in thousands):

	Federal and State Tax	Federal Tax Benefit of State Income Tax UTBs	Unrecognized Income Tax Benefits-Net of Federal Benefit of State UTBs
Balance at January 1, 2007	$—	$—	$—
Addition for tax positions related to current year	2,271	357	1,914

Balance at December 31, 2007	$2,271	$357	$1,914

        We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of FIN 48, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, the Company has not accrued interest or penalties related to uncertain tax positions.

12.    Legal Proceedings

        A third party, Ovion, Inc. ("Ovion"), brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believed that the claims of its patent and application covered the Essure system and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Legal Proceedings (Continued)

a prepaid royalty to be applied against future royalties, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In addition, the settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of the Essure system in excess of $75.0 million for a period of no longer than ten years. In accordance with the terms of the settlement agreement, our prepaid royalties will be fully amortized when cumulative net sales of Essure system reach $136.5 million, thereby resulting in an effective royalty rate of 1.47%. As of December 31, 2007, the prepaid royalties were fully amortized to cost of goods sold using this effective rate. Prepaid royalties were approximately $0.9 million and $1.5 million as of December 31, 2006 and 2005, respectively. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

        Despite the settlement agreement with Ovion, we believe that some or all of Ovion's claims should be included within our own patents and, therefore, requested that the Patent and Trademark Office ("PTO") declare an interference, which represents a proceeding within the PTO to determine which party was the first to invent and which party is thereby entitled to ownership of the claims. We believe that we filed our patent applications for the Essure device before Ovion filed the application that issued as its patent and that we are entitled to any patentable claims now appearing in their patent that cover the Essure product. We have no knowledge whether the PTO will declare an interference, whether we invented our product prior to Ovion's date of invention, or whether we will prevail in an interference proceeding if it is declared by the PTO. Future royalties might be avoided by a favorable interference ruling before the patent office, which might occur if interference is declared and if we are found to have priority of invention.

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

13.    Related Parties

        There were no significant related party transactions in 2007 and 2006. During fiscal year 2005, we paid $22,500 to Florence Comité, a member of the Board of Directors, for the termination of a consulting agreement.

14.    Subsequent Events

        On January 7, 2008 (the "Closing Date"), we entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Conceptus SAS, which was entered into in connection with the exercise of our call option under the existing Share Purchase and Call Option Agreement dated January 17, 2004 and amended on February 27, 2007 and on November 19, 2007. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of Conceptus SAS on the Closing Date. As a result of this transaction, Conceptus SAS became as our wholly owned subsidiary and its results of operations will be consolidated with our results of operations starting on January 7, 2008.

        As set forth by the 2004 Agreement and its amendments, the purchase price was determined as: 1.46 times Conceptus SAS' sales revenues for the Company's products for the fiscal year 2007; plus, the profits made by Conceptus SAS during the period beginning January 1, 2007 and ending December 31, 2007, less any dividends distributed by Conceptus SAS after January 1, 2007, other than the distribution

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Subsequent Events (Continued)

approved by the general meeting of the shareholders of Conceptus SAS pertaining to the profits for fiscal year 2006; less, if applicable, any clawback amount resulting from the difference between the Unitary Reimbursement Rate (the "Rate") established by the French Official Journal of notice for each Essure device, and €628. Such clawback will be calculated as follows: If the Rate is equal or above €628, no clawback amount will be due by the Sellers party to us. If the rate is equal or above €620 and lower than €628, the clawback amount shall be equal to €900,000. If the Rate is equal or above €610 and lower than €620, the clawback amount shall be equal to €1,100,000. If the Rate is equal or above €600 and lower than €610, the clawback amount shall be equal to €1,300,000. And, if the Rate is below €600, the clawback amount shall be equal to €1,500,000. All amounts expressed in this item include Value Added Tax, or VAT.

        Pursuant to the Share Purchase Agreement, we paid on the Closing Date $22.3 million in cash placed in an escrow account, from which $19.8 million was released to the Sellers on the same date. The amount paid by us constitutes the initial Purchase Price payment and was based on an estimate of Conceptus SAS' sales revenues for the year 2007 prepared in good faith by Conceptus SAS.

        Additionally, on February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 with Conceptus SAS and into an amendment to the Distribution Agreement with Conceptus SAS, dated January 17, 2004. Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire Conceptus SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions. Pursuant to the amendment to the Distribution Agreement, Conceptus SAS agreed to increase the price they pay to us for the Essure product. The difference in price of the revised Distribution Agreement compared to the previous agreement is being recorded as a current liability in our consolidated balance sheet. As of December 31, 2007, the balance of this current liability was $2.2 million and will be recorded as a reduction of the purchase price of Conceptus SAS.

        We are still evaluating the final purchase price of Conceptus SAS that will be finalized in the first quarter of 2008.

        During the first quarter of fiscal 2008, we continued to hold auction rate securities in our long term investment portfolio, as described in footnote 1 to these financial statements. On February 29, 2008, the Company had $48.8 million invested in auction rate securities. All auction rate securities owned by the Company on February 29, 2008 are backed by federal and state student loans and continue to carry AAA ratings. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate. As of December 31, 2007 the carrying value of these investments was equal to the fair value. The Company will continue to monitor the value of its auction rate securities each reporting period for a possible impairment if a decline in fair value occurs.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Quarterly Information (unaudited)

Supplementary Data

Quarterly Results of Operations (Unaudited)

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net Sales	$18,563	$16,430	$15,669	$13,780	$12,922	$11,013	$10,003	$7,962
Cost of goods sold	4,422	4,317	4,238	3,705	4,007	3,486	3,651	2,883

Gross profit	14,141	12,113	11,431	10,075	8,915	7,527	6,352	5,079
Operating expenses:
Research and
development	1,659	1,513	1,061	1,642	1,067	1,030	1,069	1,200
Selling, general and
administrative	15,986	13,917	13,172	13,009	12,118	10,265	10,935	10,000

Total operating
expenses	17,645	15,430	14,233	14,651	13,185	11,295	12,004	11,200

Operating loss	(3,504)	(3,317)	(2,802)	(4,576)	(4,270)	(3,768)	(5,652)	(6,121)
Interest and other income and expenses	747	682	662	476	339	329	323	333

Net loss	($2,757)	($2,635)	($2,140)	($4,100)	($3,931)	($3,439)	($5,329)	($5,788)

Basic and diluted net
loss per share	($0.09)	($0.09)	($0.07)	($0.14)	($0.13)	($0.12)	($0.18)	($0.20)

Weighted average
shares used in
computing basic
and diluted net
loss per share	29,634	29,525	29,420	29,260	29,153	29,034	28,918	28,860

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Conceptus, Inc.

Schedule II
Schedule of Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Charges to Expenses or Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2005:
Allowance for doubtful accounts	$62	44	—	$106
Reserve for inventories	$380	(147)	—	$233

Year Ended December 31, 2006:
Allowance for doubtful accounts	$106	61	—	$167
Reserve for inventories	$233	136	280	$89

Year Ended December 31, 2007:
Allowance for doubtful accounts	$167	264	—	$431
Reserve for inventories	$89	498	368	$219

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, California on this 13th day of March 2008.

CONCEPTUS, INC.
By:	/s/ MARK M. SIECZKAREK Mark M. Sieczkarek President and Chief Executive Officer

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

Signature	Title	Date

/s/ MARK M. SIECZKAREK (Mark M. Sieczkarek)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008
/s/ GREGORY E. LICHTWARDT (Gregory E. Lichtwardt)	Executive Vice President, Treasurer and Chief Financial Officer	March 13, 2008
/s/ MICHAEL E. BAKER (Michael E. Baker)	Director	March 13, 2008
/s/ THOMAS F. BONADIO
(Thomas F. Bonadio)	Director	March 13, 2008
/s/ ANNETTE BIANCHI (Annette Bianchi)	Director	March 13, 2008
/s/ ROBERT V. TONI (Robert V. Toni)	Director	March 13, 2008
/s/ KATHRYN A. TUNSTALL (Kathryn A. Tunstall)	Director	March 13, 2008
/s/ PETER L. WILSON (Peter L. Wilson)	Director	March 13, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.35	Amended and Restated Independent Director Equity Compensation Policy.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Page 93 of this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
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
CONCEPTUS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
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
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX