Form 10-Q
period 2008-03-31
CONCEPTUS INC
filed 2008-05-09
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes  ☐   No  ☒

There were 30,205,510  shares of Registrant’s Common Stock issued and outstanding as of April 30, 2008.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except number of shares)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$18,183	$28,450
Short-term investments	—	16,700
Accounts receivable, net	13,082	11,903
Inventories	3,738	2,418
Other current assets	5,129	3,271

Total current assets	40,132	62,742

Property and equipment, net	6,392	5,312
Debt issuance costs, net	2,400	2,555
Intangible assets, net	6,071	1,164
Long-term investments	46,103	48,800
Goodwill	15,672	—
Other assets	157	102

Total assets	$116,927	$120,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,531	$4,744
Accrued compensation	4,874	3,175
Interest payable	245	733
Other accrued liabilities	3,856	3,606

Total current liabilities	14,506	12,258

Notes payable	86,250	86,250
Other accrued liabilities	215	240

Total liabilities	100,971	98,748

Stockholders’ equity:
Common stock and additional paid-in capital	259,874	257,176
Accumulated other comprehensive income (loss)	(2,290)	—
Accumulated deficit	(241,628)	(235,249)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	15,956	21,927

Total liabilities and stockholders’ equity	$116,927	$120,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2008	2007
Net sales	$21,127	$13,780
Cost of goods sold	5,445	3,705
Gross profit	15,682	10,075

Operating expenses:
Research and development	1,931	1,642
Selling, general and administrative	20,102	13,009
Total operating expenses	22,033	14,651

Operating loss	(6,351)	(4,576)

Interest income	891	815
Interest expense	(637)	(339)
Other income (expense)	(282)	—
Total other income (expense)	(28)	476

Net loss	$(6,379)	$(4,100)

Basic and diluted net loss per share	$(0.21)	$(0.14)

Weighted-average shares used in computing basic and diluted net loss per share	29,935	29,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(6,379)	$(4,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	665	313
Amortization of debt issuance costs	155	77
Amortization of intangibles	187	50
Inventory write-down	(74)	70
Stock-based compensation expense	1,608	1,453
Allowance for doubtful accounts	(4)	28
Loss on retirement of fixed assets	—	17
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	60	(1,971)
Inventories	651	(1,496)
Other current assets	(1,530)	(168)
Other assets	—	200
Accounts payable	(1,014)	1,883
Accrued compensation	(266)	(698)
Other accrued and long term liabilities	836	366
Net cash used in operating activities	(5,105)	(3,976)

Cash flows from investing activities
Purchase of Conceptus SAS, net of cash acquired	(22,619)	—
Purchase of investments	(5,000)	(27,850)
Sales & Maturities of investments	22,050	2,150
Capital expenditures	(808)	(262)
Net cash used in investing activities	(6,377)	(25,962)

Cash flows from financing activities
Proceeds from issuance of long term debt, net of issuance costs	—	83,179
Purchase of call options on convertible senior notes	—	(19,372)
Proceeds from issuance of warrants	—	10,695
Proceeds from issuance of common stock	1,095	1,107
Net cash provided by financing activities	1,095	75,609

Effect of exchange rate on cash	120

Net increase (decrease) in cash and cash equivalents	(10,267)	45,671
Cash and cash equivalents at the beginning of the period	28,450	3,238
Cash and cash equivalents at end of the period	$18,183	$48,909

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

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 may not necessarily be indicative of the operating results for the full 2008 fiscal year or any other future interim periods.

Our condensed consolidated financial statements for the three months ended March 31, 2008 include the financial results of Conceptus SAS starting on the acquisition date of January 7, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have a limited history of operations and have incurred significant operating losses since inception. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In December 2006 we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. If the notes are convertible, then upon conversion, holders will receive cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. This net share settlement feature of the notes will reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

Recent Accounting Pronouncements

In September 2006, the Financial Standards Accounting Board, or FASB, issued Statement No. 157, “Fair Value Measurement,” or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods of those fiscal years. FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009.  Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities carried at fair value. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.  See Note 4- Fair Value Measurements.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, FASB issued Statement No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS 160, an amendment of Accounting Research Bulleting No. 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133,” or SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133 as well as related hedged items, bifurcated instruments and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

2.     Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include write-offs for obsolete and slow moving inventory, allowance for doubtful accounts receivable, valuation of investments, product warranty, impairment of long-lived assets and stock-based compensation.

Functional Currency

On January 7, 2008 we acquired Conceptus SAS,  which sells to customers in France and all of Europe. Our condensed consolidated financial statements for the three months ended March 31, 2008 include the financial results of Conceptus SAS starting on January 7, 2008. Sales by Conceptus SAS are denominated in Euros. In preparing our consolidated financial statements, we are required to translate the financial statements of Conceptus SAS from the currency in which they keep their accounting records into U.S. Dollars.  Conceptus SAS maintains its accounting records in the functional currency which is also its respective local currency, the Euro. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of Conceptus SAS has been determined to be the Euro, any gain or loss associated with the translation of Conceptus SAS’ financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive income (loss).  If in the future we determine that there has been a change in the functional currency of Conceptus SAS from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment of our goodwill at the reporting unit level, or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded as of March 31, 2008.

3.     Long-Term Investments

As of March 31, 2008, we held $48.5 million (par value) in auction rate securities backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These auction rate securities were rated AAA by a major credit rating agency and have contractual maturities that range from 20 to 40 years. The securities are classified as available for sale and are recorded at fair value. We recorded a temporary reduction in carrying value of $2.3 million for the three months ended March 31, 2008, which has been recorded as an unrealized loss in accumulated other comprehensive loss.  We have experienced failed auctions in 2008 of certain of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value.

Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term investments in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. The carrying value of our auction rate securities on our condensed consolidated balance sheet as of March 31, 2008 was $46.1 million. See Note 4- Fair Value Measurements for additional information concerning fair value measurement of our auction rate securities.

4.     Fair Value Measurements

As stated in Note 1- Basis of Presentation, on January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value our financial assets and liabilities.  As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of March 31, 2008 our Level 1 instruments are solely comprised of our investments in money market funds.

On January 7, 2008, we acquired Conceptus SAS (See Note 5- Business Combinations) and thereby assumed an outstanding foreign currency forward contract to buy U.S. Dollars at fixed intervals throughout the remainder of fiscal 2008. Conceptus SAS executed the foreign currency contract in the retail market in an over-the-counter environment with a relatively high level of price transparency. The counterparty is a large regional bank located in France. Our foreign currency contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and have recorded the fair value of the contract in other accrued liabilities on our condensed consolidated balance sheet as of March 31, 2008.

As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of March 31, 2008 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker/dealer that held our auction rate securities included their estimated market value as of March 31, 2008. Our broker/dealer valued our auction rate securities at 95% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker/dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these auction rate securities as of March 31, 2008.

We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions occurring. While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement of these assets, particularly the estimates of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be liquidated in a market that facilitates orderly transactions and our belief that we have the ability and intent to maintain our investments until their recovery in value.

Fair value hierarchy of our securities and foreign currency contract at fair value in connection with our adoption of SFAS 157 is as follows (in thousands):

		Fair Value Measurements at Reporting Date
	March 31,
Description	2008	Level 1	Level 2	Level 3
Assets:
Money market fund	$14,546	14,546	—	—
Auction rate securites	46,103	—	—	46,103
Liabilities:
Foreign currency forward contracts	$1,085	—	1,085	—

5.     Business Combination

On January 7, 2008 (the “Closing Date”), we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Conceptus SAS, in connection with the exercise of our call option under the existing Share Purchase and Call Option Agreement dated January 17, 2004 and amended on February 27, 2007 and on November 19, 2007. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of Conceptus SAS on the Closing Date. As a result of this transaction, Conceptus SAS became our wholly owned subsidiary and its results of operations are consolidated with our results of operations starting on January 7, 2008. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price we previously sold the Essure product directly to Conceptus SAS.

The total preliminary purchase price of $22.1 million included $24.0 million in cash consideration and $0.3 million in direct transaction costs, less a reduction to the purchase price of $2.2 million as explained below. On February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement dated January 17, 2004 with Conceptus SAS and into an amendment to the Distribution Agreement with Conceptus SAS, dated January 17, 2004.  Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire Conceptus SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions.  Pursuant to the amendment to the Distribution Agreement, Conceptus SAS agreed to increase the price they pay to us for the Essure product. The difference in price of product under the revised Distribution Agreement compared to the previous agreement was recorded as a current liability in our consolidated balance sheet prior to the acquisition. The balance of this current liability of $2.2 million on the date of acquisition was recorded as a reduction of the purchase price of Conceptus SAS.

The aggregate Conceptus SAS purchase price of $22.1 million was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition.  The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets with the remainder as goodwill. In accordance with generally accepted accounting principles, we have twelve months from the closing date to finalize the valuation and we will finalize any remaining direct transaction costs and payment of outstanding liabilities within this time period. The following table summarizes the preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values:

(in thousands):
Cash acquired	$1,689
Inventory	1,816
Accounts receivable	3,270
Other tangible assets acquired	396
Amortizable intangible assets:
Customer relationships	5,024
Covenant not to compete	71
Goodwill	15,672
Liabilities assumed	(5,848)
Total	$22,090

The amortizable intangible assets have useful lives for customer relationships of 9 years and for the covenant not to compete of 3 years. No amounts have been allocated to in-process research and development and approximately $15.7 million has been allocated to goodwill. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. The goodwill arising from the acquisition is not deductible for tax purposes.

The unaudited pro forma information set forth below represents the revenues, net loss, and earnings per share of the Company including Conceptus SAS as if the acquisition were effective as of the beginning of fiscal 2007, after giving effect to certain adjustments, including the amortization of Conceptus SAS acquisition related intangibles and the elimination of  preacquisition intercompany profits. The operating results for the period from January 1, 2008 to January 7, 2008 (date of close) and for the comparable period of fiscal 2007 were not readily available and were not considered practical to obtain. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined businesses constituted a single entity during such period, and is not necessarily indicative of results which may be obtained in the future (in thousands, except per share amounts):

Year Ended
December 31, 2007
Pro forma total revenue	$74,395
Pro forma net loss	$(9,917)
Pro forma net loss per share – basic and diluted	$(0.34)
Pro forma weighted average basic and diluted shares	29,463

6.     Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$309	$177
Work-in-progress	1,504	1,356
Finished goods	1,925	885
Total	$3,738	$2,418

7.     Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the three months ended March 31, 2008 and 2007 follows (in thousands):

	2008	2007
Balance at the beginning of period	$208	$209
Accruals for warranties issued during period	57	115
Settlements made in kind during period	(67)	(102)
Balance at the end of the period	$198	$222

8.     Stock-Based Compensation

Net loss for the first quarter of 2008 included stock-based compensation expense under SFAS No. 123(R) , “Share-Based Payment,” or SFAS, 123(R) of approximately $1.5 million, which consisted of stock-based compensation expense of approximately $1.3 million related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million related to employee restricted stock and restricted stock units.

Net loss for the first quarter of 2007 included stock-based compensation expense under SFAS 123(R) of approximately $1.4 million, which consisted of stock-based compensation expense of approximately $1.1 million related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.3 million related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $55,000 and $61,000 for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, we calculated the fair value of each option on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

Three months ended March 31, 2008
Stock Option and Stock Appreciation Right Plans
Expected term (in years)	4.67
Average risk-free interest rate	2.65%
Average volatility factor	47.9%
Dividend yield	—

For the three months ended March 31, 2007, we calculated the fair value of each option on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

Three months ended March 31, 2007
Stock Option and Stock Appreciation Right Plans
Expected term (in years)	3.54
Average risk-free interest rate	4.68%
Average volatility factor	48.6%
Dividend yield	—

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

Forfeitures: As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock Options and Stock Appreciation Rights: During the three months ended March 31, 2008, we granted stock appreciation rights for 716,794 shares of common stock, with an estimated total grant date fair value of approximately $5.4 million and a grant date weighted-average fair value of $7.52 per share.  During the three months ended March 31, 2007, we granted stock options and stock appreciation rights for 551,500 shares of common stock, with an estimated total grant date fair value of approximately $4.0 million and a grant date weighted-average fair value of $7.33 per share.

As of March 31, 2008, there was unrecognized compensation cost of approximately $12.2 million for total stock-based compensation related to stock options and stock appreciation rights, before forfeitures. We expect to recognize this cost over a weighted-average amortization period of 3.20 years.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the ESPP for the three months ended March 31, 2008 was approximately $82,000 with a grant date weighted-average fair value of $5.32. During the three months ended March 31, 2007, the compensation cost was approximately $81,000, with a grant date weighted average fair value of $5.84. This cost is amortized on a straight-line basis over the relevant subscription period.

We calculated the fair value of each share under the ESPP on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

Three months ended March 31, 2008
Expected term (in years)	0.50
Average risk-free interest rate	2.15%
Average volatility factor	43.9%
Dividend yield	-

For the three months ended March 31, 2007, we calculated the fair value of each share on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

Three months ended March 31, 2007
Expected term (in years)	0.49
Average risk-free interest rate	5.14%
Average volatility factor	42.0%
Dividend yield	—

Restricted Stock Units: In connection with restricted stock units and restricted stock awards granted, we recorded stock compensation representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended March 31, 2008, we granted 41,000 shares of restricted stock units, with a grant-date fair value of approximately $0.7 million and a grant-date weighted-average fair value of $17.45.   During the three months ended March 31, 2007, we granted 45,050 shares of restricted stock units, with a grant-date fair value of approximately $0.8 million and a grant-date weighted-average fair value of $18.06.

As of March 31, 2008, there was an unrecognized compensation cost of approximately $1.5 million related to nonvested restricted stock awards and restricted stock units, before forfeitures. We expect to recognize this cost over a weighted-average amortization period of 2.44 years.

9.     Convertible Senior Notes

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

In connection with the sale and issuance of the notes we incurred debt issuance costs of $3.1 million which is being amortized to interest expense over a five year period.

We concluded that the embedded stock conversion option is not considered a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, because the embedded stock conversion option would be recorded in stockholders’ equity if it were a freestanding instrument per Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19. We concluded that the notes are accounted for similar to traditional convertible debt (that is, as a combined instrument) because the embedded stock conversion option meets the requirements of EITF No. 00-19, including the provisions contained in paragraphs 12-32 of EITF 00-19.  Accordingly, the embedded stock conversion option is not separated as a derivative.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to our Company’s stockholders upon any future conversion of the notes. The call options, which cost an aggregate $19.4 million, were recorded as a reduction of additional paid-in capital. We also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to purchase approximately 3.1 million shares of our common stock to the same counterparties that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes to approximately $36.47 per share of our common stock. Proceeds received from the issuance of the warrants totaled approximately $10.7 million and were recorded as an addition to additional paid-in capital.

EITF 00-19 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of our purchased call options and sold warrant contracts require net-share settlement. Based on the guidance in EITF 00-19 and SFAS 133, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. SFAS 133 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in stockholders’ equity in its statement of financial position. We concluded the purchased call option contracts and the warrant contracts should be accounted for in stockholders’ equity.

10.  Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2008, our federal returns for the years ended 2004 through the current period and most state returns for the years ended 2003 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

The amount of unrecognized tax benefits at December 31, 2007, was $1.9 million, which, if ultimately recognized, will reduce our annual effective tax rate. We have a full valuation allowance against the $1.9 million unrecognized tax benefit.  Any additional unrecognized tax benefits generated subsequent to December 31, 2007 would also have a full valuation allowance placed against them.

We do not expect our unrecognized tax benefits to change signifcantly over the next 12 months.  In connection with the adoption of FIN 48, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2008, we have not accrued interest or penalties related to uncertain tax positions.

11.       Computation of Net Loss Per Share

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended
	March 31,
	2008	2007
Denominator:
Weighted-average number of common shares oustanding	29,952	29,328
Less: Weighted-average unvested and restricted common shares	(17)	(68)
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	29,935	29,260

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At March 31,
	2008	2007
Outstanding options and stock appreciation rights	4,521	3,963
Restricted stock awards	17	52
Restricted stock units	140	276
Employee stock purchase plan	16	15
Warrants issued in connection with our convertible notes	3,093	3,093
Total	7,787	7,399

Our 2.25% senior convertible notes are not included in the calculation of net loss per share because their effect is anti-dilutive.

12.  Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of unrealized losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,

	2008	2007
Net loss	$(6,379)	$(4,100)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	57	—
Unrealized gain loss on available-for-sale securities	(2,347)	—
Comprehensive loss	$(8,669)	$(4,100)

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2007	—	—	—
Net change during the three month period	$(2,347)	$57	$(2,290)
Balance as of March 31, 2008	$(2,347)	$57	$(2,290)

13.  Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,

	2008	2007
Net sales (in thousands)	$21,127	$13,780
United States of America	78%	91%
France	14%	9%
Europe	8%	0%
Other	<1%	<1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2008 and 2007. No customer had a balance in excess of 10% of our net accounts receivable at March 31, 2008. Accounts receivable from two customers accounted for 22% and 10%, respectively, of our net accounts receivable balance as of March 31, 2007.

14.  Stockholders’ Equity

As of March 31, 2008, we hold 77,863 shares of treasury stock as a result of repurchasing shares of restricted common stock at par value in accordance with the terms of the restricted stock agreements. These shares had a purchase price of $0.003 per share and are recorded as treasury stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2008 revenues and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008 and those included elsewhere in this Form 10-Q.

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

      On January 7, 2008 (the “Closing Date”), we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Conceptus SAS, in connection with the exercise of our call option under the existing Share Purchase and Call Option Agreement dated January 17, 2004 and amended on February 27, 2007 and on November 19, 2007. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of Conceptus SAS on the Closing Date. As a result of this transaction, Conceptus SAS became our wholly owned subsidiary and its results of operations are consolidated with our results of operations starting on January 7, 2008. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price we previously sold the Essure product directly to Conceptus SAS.  Our condensed consolidated financial statements for the three months ended March 31, 2008 include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008.

The Essure Procedure

The Essure procedure is typically performed as an outpatient procedure and is intended to be a less invasive and a less costly alternative to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting without general or regional anesthesia. In the Pivotal trial of the Essure system, the total procedure time averaged 35 minutes, with an average of 13 minutes of hysteroscopic time to place the Essure micro-insert. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure  system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, U.S. patients complete a follow-up examination called a hysterosalpingogram, or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded. Outside of the United States, patients are required to return for a pelvic X-ray at three months post-procedure with a subsequent HSG if device location on the initial radiographic image appears suspicious.

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

The Essure system is currently being marketed in multiple countries. In November 2002 we received approval from the FDA to market the Essure system in the United States. In 2001, we were given approval to affix the CE Mark to the Essure  system, indicating that the  Essure  system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, the Essure Permanent Birth Control system was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell the Essure  system in Australia. In Canada, we received clearance from Health Canada to market the Essure  system in Canada in November 2001. In France, the “Haute Autorité de santé” lifted in October 2007 all the restrictions, thereby putting the Essure procedure on an equal footing with tubal ligations. Following this decision, the Essure procedure is covered in France for all women, regardless of medical status.  In addition, the CEPS in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 700 Euros for the next 5 years.

We currently have distributors in Australia, Canada, Puerto Rico and Spain. In January 2008, we acquired all of the outstanding shares of Conceptus SAS, our distributor in France, and as a result Conceptus SAS is operating as our wholly-owned subsidiary.

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

In September 2005, we received approval from the FDA to terminate our post-approval study with physicians who were newly trained in performing the  Essure  procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the  Essure  system, was to determine the rate of successful bilateral placements of the  Essure  micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by the FDA had not been completed, the data obtained to date provided us with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been re-classified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the  Essure  Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA. In March 2006, we filed a PMA supplement with the FDA in order to obtain approval for a modified delivery system and micro-insert, and new valved introducer.  We received such approval from the FDA in June 2007. A post-approval study is being conducted to investigate the bilateral placement rate at first attempt for the modified delivery system and micro-insert, and is expected to be similar for the newest model of the Essure system.

Penetration

We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. In the first quarter of 2008 we continued to see an increase in the number of physicians becoming trained or that are in the process of training. The level of sales for the  Essure  system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of March 31, 2008, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 45 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2008, the Centers for Medicare and Medicaid Services, or CMS, the Medicare National unadjusted average payment for hysteroscopic sterilization, the CPT code, is $420 when performed in a hospital and $2,024 when performed in a physician’s office. While the newly approved payment for the hospital is valid for the year 2008, the physician schedule is expected to be revisited by June 2008. In addition, in the CMS Final Rule for the 2008 Outpatient Prospective Payment System or OPPS, which assigns hospital outpatient reimbursement amounts, the CPT code was assigned a Medicare National Average of $2,720. In 2008, the Medicare national average payment for hysteroscopic sterilization in the ambulatory surgery center is $1,446, which includes the cost of the implant. We believe these values are very favorable for the  Essure procedure and will help in establishing increased utilization of the device amongst doctors.

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

First, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure. During 2008 we expect to spend more than $9 million on building patient awareness. The largest part of this expenditure will be a direct to consumer (DTC) pilot program in eight cities, incorporating television, radio and print media advertising. These programs commenced in the first quarter of 2008 with expenditures of approximately $3.5 million. We hope through these programs to drive patient awareness of the Essure procedure.

Second, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. During the first quarter of 2008 we added a number of in office specialists and sales positions. Also, we have included targeting regional distributors of women’s gynecology products in our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the  Essure  procedure, as well as to facilitate the movement of the  Essure  procedure to the in-office environment.

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

We have experienced significant operating losses since inception and, as of March 31, 2008, had an accumulated deficit of $241.6 million. We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. Due to the unpredictable nature of these activities, we do not know whether we will achieve or sustain profitability in the future. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses.

Results of Operations - Three months Ended March 31, 2008 and 2007

2008 results compared to 2007 (in thousands, except percentages)

	Three Months Ended March 31,
	2008		2007		2008-2007
	Amount	% (a)	Amount	% (a)	% Change
Net sales	$21,127	100%	$13,780	100%	53%
Gross profit	15,682	74%	10,075	73%	56%
Research and development expenses	1,931	9%	1,642	12%	18%
Selling, general and administrative expenses	20,102	95%	13,009	94%	55%
Net loss	(6,379)	-30%	(4,100)	-30%	56%

(a) Expressed as a percentage of total net sales.

Net Sales

Net sales were $21.1 million for the three months ended March 31, 2008 as compared to $13.8 million for the three months ended March 31, 2007, representing an increase of $7.3 million, or 53%. The increase in net sales is the result of continued commercialization of the Essure system worldwide. International sales comprised 22% of our total sales reflecting almost a full quarter of revenues realized from our acquisition of Conceptus SAS in January 2008. Net sales increase also reflects the increasing number of physicians entering and completing training in the use of the procedure. We understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to us from inception to-date.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2008	2007
Net sales (in thousands)	$21,127	$13,780
United States of America	78%	91%
France	14%	9%
Europe	8%	0%
Other	< 1%	< 1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2008 and 2007. No customer had a balance in excess of 10% of our net accounts receivable at March 31, 2008. Accounts receivable from two customers accounted for 22% and 10%, respectively, of our net accounts receivable balance as of March 31, 2007.

We expect our net sales for 2008 to be approximately $102 million to $105 million, which would represent 58% to 63% growth from net sales in 2007 as we continue to increase the number of sales representatives in order to provide even greater depth of physician coverage, which in turn we expect will increase physician utilization and the number of physicians performing the Essure procedure. We intend to continue to increase our programs aimed at raising patient awareness of the Essure  procedure, such as radio, print and television advertising. Additionally, we expect to see an increase in our international sales with the completion of the acquisition of Conceptus SAS in January 2008. However, as we have noted elsewhere in this Form 10-Q and risk factors in our 2007 Annual Report on Form 10-K, our expected revenue growth involves many risk factors, some of which are not entirely within our control, such as market acceptance of the Essure  system and third party reimbursement for the device.

Gross Profit

Cost of goods sold for the three months ended March 31, 2008 was $5.4 million as compared to $3.7 million for the three months ended March 31, 2007. This increase of $1.7 million, or 47%, was caused by higher volumes of sales.  Gross profit margin was 74% for the three months ended March 31, 2008 and 73% for the same period ended March 31, 2007. Gross profit margin was negatively impacted by 600 basis points in the first quarter of 2008 due to the provisions of SFAS 141, which require finished goods inventory of the acquired enterprise to be valued at estimated selling prices less a reasonable profit allowance for the selling effort of an acquiring enterprise. Therefore, the inventory on hand at Conceptus SAS at date of acquisition was valued at approximately $370 per unit higher than our consolidated standard cost. Gross profit margin was also impacted by higher volumes of sales on relatively fixed manufacturing costs, offset by decreased unit costs of the next-generation device and to a domestic price increase implemented during the first quarter of 2008.  We anticipate gross margins will improve in the remainder of 2008 due to the lower per-unit costs on greater volume and the increased margin obtained from end-user sales by Conceptus SAS; however, our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.9 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. The primary reason for the increase results from $0.2 million of payroll and payroll related expenditures, due to the increase in staffing of our research and development team. Research and development expenses reflect clinical expenditures and product development, which are substantially related to the ongoing development and associated regulatory approvals of our technology. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance. We expect to identify and hire additional research and development personnel in the future to staff our planned research and development activities, and we expect that these costs will increase as we seek to maintain our leading position in the market for permanent female birth control.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended March 31, 2008 was $20.1 million as compared to $13.0 million for the three months ended March 31, 2007, which represents an increase of $7.1 million, or 55%. The increase is from higher payroll expenditures of $1.5 million, primarily due to the expansion of our U.S. field sales force, which is meant to provide us with more selling time to focus on physician penetration. Additionally, we spent $3.5 million on our direct to consumer advertising campaign that was launched during the first quarter of 2008. In connection with our acquisition of Conceptus SAS in January 2008, we incurred $1.5 million of additional operating expenses representing the normal operating expenses of running that business. Additionally, increases in selling, general and administrative expenses were a result of higher professional fees of $0.2 million and stock based compensation expenses of $0.1 million. We expect selling, general and administrative expenses to increase in the future as we increase expenses in advertising to support patient awareness and hire additional sales professionals.

Interest and other income and expenses decreased $0.5 million in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease is due to foreign currency losses on our outstanding hedge contract of $0.4 million offset by exchange gains of $0.2 million and increased interest expense as a resulting of our convertible debt offering in February 2007 of $0.3 million.

Liquidity and Capital Resources

We have experienced significant operating losses since inception. As of March 31, 2008, we had an accumulated deficit of $241.6 million. We have financed our operations since inception primarily through equity and debt financings. In December 2006, we filed a shelf Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings. The aggregate initial offering price of all securities sold will not exceed $150,000,000. After the sale of our senior convertible notes described below, we had $63,750,000 remaining available for sale.

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

In addition, in connection with the issuance of the notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the notes (“Call Spread Transactions”). As a result of the Call Spread Transactions, we do not anticipate experiencing an increase in the total shares outstanding from the conversion of the notes unless the price of our common stock appreciates above $36.47 per share, effectively increasing the conversion premium to us to $36.47. We purchased call options to cover approximately 3.1 million shares of our common stock, which is the number of shares underlying the notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock.

As of March 31, 2008, we held $48.5 million (par value) in auction rate securities backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. The auction rate securities were rated AAA by a major credit rating agency and have contractual maturities that range from 20-40 years. The securities are classified as available for sale and are recorded at fair value. We recorded a temporary reduction in carrying value of $2.3 million for the three-month period ended March 31, 2008, which has been recorded as an unrealized loss in accumulated other comprehensive loss. We have experienced failed auctions in 2008 of certain of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value.

Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term investments in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. The carrying value of our auction rate securities on our condensed consolidated balance sheet as of March 31, 2008 was $46.1 million. During the first quarter of 2008 we successfully liquidated $22.1 million of our investments in auction rate securities, however, the auctions for $48.5 million (par value) of our investments in auction rate securities failed. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business.

In the future, depending on a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.  Additional financing may not be available when needed or on terms acceptable to us.

As of March 31, 2008, we had cash, cash equivalents and short-term investments of $18.2 million, compared to $45.2 million at December 31, 2007. The decrease of $27.0 million is primarily due to our acquisition of Conceptus SAS in January 2008. We expect cash usage in operating activities to decrease in the future as our net loss decreases.

Operating Activities

Net cash used in operating activities was $5.1 million in the three months ended March 31, 2008, as compared to $4.0 million in the three months ended March 31, 2007. Net cash used in operating activities in the three months ended March 31, 2008 was primarily related to:

•                  net loss of $6.4 million; and

•                  non-cash related items of $2.5 million corresponding primarily to stock based compensation and depreciation and amortization of fixed assets and intangibles.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have an established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was $6.4 million, primarily from sales and maturity of short-term investments of $22.1 million, offset by the purchase of Conceptus SAS of $22.6 million, net of cash acquired of $1.7 million, purchases of investments of  $5.0 million and capital expenditures of $0.8 million. Net cash used in investing activities for the three months ended March 31, 2007 was $26.0 million, from sales and maturity of short-term investments of $2.2 million, offset by purchases of investments of $27.9 million and capital expenditures of $0.3 million.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2008 was $1.1 million from the issuance of common stock for our stock option programs. Net cash provided by financing activities was $75.6 million for the three months ended March 31, 2007 primarily due to the net proceeds of $83.2 million from our issuance of senior convertible notes in February 2007, the proceeds of $10.7 million for the issuance of warrants in connection with our senior convertible notes and the proceeds of $1.1 million for the issuance of common stock for our stock option programs, offset by $19.4 million for the cost of our purchase of call options on our convertible senior notes.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Standards Accounting Board, or FASB, issued Statement No. 157, “Fair Value Measurement,” or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods of those fiscal years. FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009.  Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities carried at fair value. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.  See Note 4- Fair Value Measurements.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, FASB issued Statement No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS 160, an amendment of Accounting Research Bulleting No. 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133,” or SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133 as well as related hedged items, bifurcated instruments and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:  We have been exposed to interest rate risk through interest earned on holdings of available-for-sale marketable securities. We have experienced failed auctions in 2008 of certain of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. As of March 31, 2008 we held $48.5 million (par value) in auction rate securities which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. All of these auction rate securities were classified as long term investments in our condensed consolidated balance sheet at March 31, 2008 with an expected maturity of greater than one year. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

Foreign Currency Exchange Risk:    Historically, all of our expenses and our revenues were typically denominated in United States dollars. On January 7, 2008, we acquired all the outstanding shares of Conceptus SAS.  As a result of this transaction, Conceptus SAS became a wholly owned subsidiary and its results of operations have been consolidated with our results of operations for financial reporting purposes as of the acquisition date. The functional currency of Conceptus SAS is the Euro; therefore, we are now exposed  to changes in foreign exchange rates. We are exposed to foreign exchange rate fluctuations as we translate the financial statements of Conceptus SAS into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of Conceptus SAS’ financial statements into U.S. dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We will seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. In connection with the acquisition of Conceptus SAS, we assumed a forward exchange contract to hedge dollar denominated estimated accounts payable in 2008. We have recorded the changes of the fair value of the hedge contract in our results of operations for the three months ended March 31, 2008.  In 2007, we did not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

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

As of March 31, 2008, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2007 on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of March 31, 2008 should be considered carefully while evaluating the Company and our business.

Our investment portfolio is invested in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

As of May 1, 2008, approximately $48.5 million (par value) of investments consisted entirely of auction rate securities backed by federal and state student loans securities with maturities that range from 20 to 40 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

We have experienced failed auctions in 2008 of certain of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course. However, we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

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

Date: May 9, 2008

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