Form 10-Q
period 2008-06-30
CONCEPTUS INC
filed 2008-08-07
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes  ☐   No  ☒

There were 30,352,661 shares of Registrant’s Common Stock issued and outstanding as of August 1, 2008.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except number of shares)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$21,160	$28,450
Short-term investments	—	16,700
Accounts receivable, net	13,632	11,903
Inventories	4,746	2,418
Other current assets	2,309	3,271

Total current assets	41,847	62,742

Property and equipment, net	7,091	5,312
Debt issuance costs, net	2,245	2,555
Intangible assets, net	5,886	1,164
Long-term investments	45,835	48,800
Goodwill	16,062	—
Other assets	158	102

Total assets	$119,124	$120,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,153	$4,744
Accrued compensation	5,663	3,175
Interest payable	730	733
Other accrued liabilities	3,555	3,606

Total current liabilities	15,101	12,258

Notes payable	86,250	86,250
Other accrued liabilities	358	240

Total liabilities	101,709	98,748

Stockholders’ equity:
Common stock and additional paid-in capital	263,207	257,176
Accumulated other comprehensive loss	(2,556)	—
Accumulated deficit	(243,236)	(235,249)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	17,415	21,927

Total liabilities and stockholders’ equity	$119,124	$120,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$25,680	$15,669	$46,807	$29,449
Cost of goods sold	5,196	4,238	10,641	7,943
Gross profit	20,484	11,431	36,166	21,506

Operating expenses:
Research and development	1,644	1,061	3,575	2,703
Selling, general and administrative	20,081	13,172	40,183	26,181
Total operating expenses	21,725	14,233	43,758	28,884

Operating loss	(1,241)	(2,802)	(7,592)	(7,378)

Interest income	338	1,309	1,229	2,124
Interest expense	(641)	(647)	(1,277)	(986)
Other income (expense)	104	—	(179)	—
Total other income (expense)	(199)	662	(227)	1,138

Income (loss) before provision for income taxes	(1,440)	(2,140)	(7,819)	(6,240)
Provision for income taxes	168	—	168	—
Net loss	$(1,608)	$(2,140)	$(7,987)	$(6,240)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.27)	$(0.21)
Weighted-average shares used in
computing basic and diluted net loss per share	30,217	29,420	30,076	29,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(7,987)	$(6,240)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization of property, plant and equipment	1,294	650
Amortization of debt issuance costs	310	232
Amortization of intangibles	390	84
Stock-based compensation expense	3,026	2,980
Allowance for doubtful accounts	(4)	102
Loss on retirement of fixed assets	—	19
Changes in operating assets and liabilities, net effect of acquisition:
Accounts receivable	(487)	(3,742)
Inventories	(430)	(1,989)
Other current assets	1,289	(432)
Other assets	—	436
Accounts payable	(1,052)	909
Accrued compensation	111	(1,390)
Other accrued and long term liabilities	1,402	1,598
Net cash used in operating activities	(2,138)	(6,783)

Cash flows from investing activities
Purchase of Conceptus SAS, net of cash acquired	(22,978)	—
Purchase of investments	(5,000)	(82,100)
Sale & maturities of investments	22,050	11,450
Capital expenditures	(2,375)	(447)
Net cash used in investing activities	(8,303)	(71,097)

Cash flows from financing activities
Proceeds from issuance of long term debt, net of issuance costs	—	83,154
Purchase of call options on convertible senior notes	—	(19,372)
Proceeds from issuance of warrants	—	10,695
Proceeds from issuance of common stock	3,030	2,532
Net cash provided by financing activities	3,030	77,009

Effect of exchange rate on cash	121	—

Net decrease in cash and cash equivalents	(7,290)	(871)
Cash and cash equivalents at the beginning of the period	28,450	3,238
Cash and cash equivalents at end of the period	$21,160	$2,367

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

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three and six months ended June 30, 2008 may not necessarily be indicative of the operating results for the full 2008 fiscal year or any other future interim periods.

Our condensed consolidated financial statements for the three and six months ended June 30, 2008 include the financial results of Conceptus SAS starting on the acquisition date of January 7, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have a limited history of operations and have incurred significant operating losses since inception. We will continue to be in a net loss position until sufficient revenues can be generated to offset expenses. In December 2006 we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. If the notes are converted, then upon conversion, holders will receive cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

Recent Accounting Pronouncements

In September 2006, the Financial Standards Accounting Board, or FASB, issued Statement No. 157, Fair Value Measurement, or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods of those fiscal years. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009.  Effective January 1, 2008 we adopted SFAS 157 for financial assets and liabilities carried at fair value. The adoption of SFAS 157 and SFAS 157-2 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.  See Note 4- Fair Value Measurements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, FASB issued Statement No. 141 (revised 2007) Business Combination,s or SFAS 141(R), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 or SFAS No. 161.  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective in the first quarter of fiscal year 2010.  We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are evaluating the impact, if any, that FSP 142-3 will have, if any, on our consolidated financial statements.

In May 2008, the FASP issues FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, incluing parital cash settlement.  FSP APB 14-1 specifies that an issue of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We are currently evaluation the impact of FAS APB 14-1 and expect that the guidance will have a material impact on its consolidated results and operations and financial condition beginning in the first quarter of fiscal 2009, as we will be required to record higher non-cash interest expense related to our outstanding convertible debt instrument.

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

Functional Currency

On January 7, 2008 we acquired Conceptus SAS, which sells to customers in France and all of Europe. Our condensed consolidated financial statements for the three and six months ended June 30, 2008 include the financial results of Conceptus SAS starting on January 7, 2008. Sales by Conceptus SAS are denominated in Euros. In preparing our consolidated financial statements, we are required to translate the financial statements of Conceptus SAS from the currency in which they keep their accounting records into U.S. Dollars.  Conceptus SAS maintains its accounting records in the functional currency which is also its respective local currency, the Euro. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of Conceptus SAS has been determined to be the Euro, any gain or loss associated with the translation of Conceptus SAS’ financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive loss.  If in the future we determine that there has been a change in the functional currency of Conceptus SAS from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2008 of our goodwill at the reporting unit level, or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded as of June 30, 2008.

3.     Long-Term Investments

As of June 30, 2008, we held $48.5 million (par value) in auction rate securities backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These auction rate securities are rated AAA or AA by a major credit rating agency and have contractual maturities that range from 20 to 39 years. The securities are classified as available for sale and are recorded at fair value. We recorded a temporary reduction in carrying value of $0.3 million and $2.6 million for the three and six months ended June 30, 2008, respectively, which has been recorded as an unrealized loss in accumulated other comprehensive loss.  We have experienced failed auctions in 2008 of all of our auction rate securities and there is no assurance that auctions on these auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ recorded value.

Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term investments in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. The fair value of our auction rate securities on our condensed consolidated balance sheet as of June 30, 2008 was $45.8 million. See Note 4- Fair Value Measurements for additional information concerning fair value measurement of our auction rate securities.

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

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of June 30, 2008 our Level 1 instruments are solely comprised of our investments in money market funds.

On January 7, 2008, we acquired Conceptus SAS (See Note 5- Business Combinations) and thereby assumed an outstanding foreign currency forward contract to buy U.S. Dollars at fixed intervals throughout the remainder of fiscal 2008. Conceptus SAS executed the foreign currency contract in the retail market in an over-the-counter environment with a relatively high level of price transparency. The counterparty is a large regional bank located in France. Our foreign currency contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and have recorded the fair value of the contract in other accrued liabilities on our condensed consolidated balance sheet as of June 30, 2008.

As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of June 30, 2008 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker/dealer that held our auction rate securities included their estimated market value as of June 30, 2008. Our broker/dealer valued our auction rate securities at 93% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker/dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these auction rate securities as of June 30, 2008.

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

Fair value hierarchy of our securities and foreign currency contract at fair value in connection with our adoption of SFAS 157 is as follows (in thousands):

	June 30,	Fair Value Measurements at Reporting Date
	2008	Level 1	Level 2
Assets:
Money market fund	$14,609	14,609	—
Liabilites:
Foreign currency forward contracts	$664	—	664

The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs as of June 30, 2008 (in thousands):

Auction Rate Securites
Balances as of December 31, 2007	$—
Transfers from Level 2 to Level 3	48,800
Sales of auction rate securities	(350)
Unrealized loss included in other comprehensive income (loss)	(2,347)
Balance at March 31, 2008	$46,103
Unrealized loss included in other comprehensive income (loss)	(268)
Balance at June 30, 2008	$45,835

5.     Business Combination

On January 7, 2008 (the “Closing Date”), we entered into a Share Purchase Agreement with Conceptus SAS, in connection with the exercise of our call option under the existing Share Purchase and Call Option Agreement dated January 17, 2004 and amended on February 27, 2007 and on November 19, 2007. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of Conceptus SAS on the Closing Date. As a result of this transaction, Conceptus SAS became our wholly owned subsidiary and its results of operations are consolidated with our results of operations starting on January 7, 2008. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price we previously sold the Essure product directly to Conceptus SAS.

The total purchase price of $22.5 million included $24.4 million in cash consideration and $0.3 million in direct transaction costs, less a reduction to the purchase price of $2.2 million as explained below. On February 27, 2007, we entered into an amendment to the Share Purchase and Call Option Agreement with Conceptus SAS and into an amendment to the Distribution Agreement with Conceptus SAS.  Pursuant to the amendment to the Share Purchase and Call Option Agreement, we agreed not to exercise the call option to acquire Conceptus SAS in 2007 and agreed to exercise our call option to acquire SAS sometime between January 1, 2008 and January 2, 2009 subject to the satisfaction of certain closing conditions.  Pursuant to the amendment to the Distribution Agreement, Conceptus SAS agreed to increase the price they pay to us for the Essure product. The difference in price of product under the revised Distribution Agreement compared to the previous agreement was recorded as a current liability in our consolidated balance sheet prior to the acquisition. The balance of this current liability of $2.2 million on the date of acquisition was recorded as a reduction of the purchase price of Conceptus SAS.

The aggregate Conceptus SAS purchase price of $22.5 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets with the remainder as goodwill. In accordance with generally accepted accounting principles, we have twelve months from the closing date to finalize the valuation and we will finalize any remaining direct transaction costs and payment of outstanding liabilities within this time period. The following table summarizes the allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values:

(in thousands):
Cash acquired	$1,689
Inventory	1,816
Accounts receivable	3,270
Other tangible assets acquired	396
Amoritzable intangibles:
Customer relationsips	5,024
Covenant not to compete	71
Goodwill	16,062
Liabilities assumed	(5,879)
Total	$22,449

The amortizable intangible assets have useful lives for customer relationships of 9 years and for the covenant not to compete of 3 years. No amounts have been allocated to in-process research and development and approximately $16.1 million has been allocated to goodwill. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. The goodwill arising from the acquisition is not deductible for tax purposes.

The unaudited pro forma information set forth below represents the net sales, net loss and earnings per share of the Company including Conceptus SAS as if the acquisition were effective as of the beginning of fiscal 2007, after giving effect to certain adjustments, including the amortization of Conceptus SAS acquisition related intangibles and the elimination of preacquisition intercompany profits. The operating results for the period from January 1, 2008 to January 7, 2008 (the Closing Date) and for the comparable period of fiscal 2007 were not readily available and were not considered practical to obtain. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined businesses constituted a single entity during such period, and is not necessarily indicative of results which may be obtained in the future (in thousands, except per share amounts):

Year Ended
December 31, 2007
Pro forma total net sales	$74,395
Pro forma net loss	$(9,917)
Pro forma net loss per share – basic and diluted	$(0.34)
Pro forma weighted average basic and diluted shares	29,463

6.     Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$454	$177
Work-in-process	1,257	1,356
Finished goods	3,035	885
Total	$4,746	$2,418

7.     Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the six months ended June 30, 2008 and 2007 follows (in thousands):

	Six months ended June 30,
	2008	2007
Warranty accrual at the beginning of the period	$208	$209
Accruals for warranties issued during the period	115	230
Settlements made in kind during the period	(126)	(219)
Warranty accrual at the end of the period	$197	$220

8.     Stock-Based Compensation

Net loss for the three and six months ended June 30, 2008 included stock-based compensation expense under SFAS No. 123(R) , “Share-Based Payment,” or SFAS, 123(R) of approximately $1.4 million and $2.9 million, respectively, which consisted of stock-based compensation expense of approximately $1.2 million and $2.5 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million and $0.4 million, respectively, related to employee restricted stock and restricted stock units.

Net loss for the three and six months ended June 30, 2007 included stock-based compensation expense under SFAS 123(R) of approximately $1.5 million and $2.9 million, respectively, which consisted of stock-based compensation expense of approximately $1.3 million and $2.4 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million and $0.5 million, respectively,  related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $0.1 million for the three and six months ended June 30, 2008 and 2007, respectively.

For the three and six months ended June 30, 2008 and 2007, we calculated the fair value of each option on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

	Stock Option and Stock Appreciation Right Plans
	Three months	Six months
	ended June 30, 2008	ended June 30, 2008
Expected term (in years)	4.66	4.66
Average risk-free interest rate	3.07%	2.71%
Average volatility factor	46.3%	47.7%
Dividend yield	—	—

	Stock Option and Stock Appreciation Right Plans
	Three months	Six months
	ended June 30, 2007	ended June 30, 2007
Expected term (in years)	3.66	3.58
Average risk-free interest rate	4.76%	4.71%
Average volatility factor	47.1%	48.1%
Dividend yield	—	—

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

Forfeitures: As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock Options and Stock Appreciation Rights: During the three and six months ended June 30, 2008, we granted stock appreciation rights for 115,616 and 832,410 shares, respectively of common stock, with an estimated total grant date fair value of approximately $0.9 million and $6.3 million, respectively and a grant date weighted-average fair value of $7.73 and $7.55 per share, respectively.  During the three and six months ended June 30, 2007, we granted stock appreciation rights for 283,490 and 834,990 shares of common stock, with an estimated total grant date fair value of approximately $2.2 million and $6.2 million, respectively and a grant date weighted average fair value of $7.61and $7.42 per share, respectively.

As of June 30, 2008, there was unrecognized compensation cost of approximately $10.6 million for total stock-based compensation related to stock options and stock appreciation rights, before forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 2.97 years.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the ESPP for the six months ended June 30, 2008 was approximately $0.1 million with a grant date weighted-average fair value of $5.32. During the six months ended June 30, 2007, the compensation cost was approximately $0.2 million, with a grant date weighted average fair value of $5.07. This cost is amortized on a straight-line basis over the relevant subscription period.

We calculated the fair value of each share under the ESPP on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

Six months ended June 30, 2008
Expected term (in years)	0.50
Average risk-free interest rate	2.15%
Average volatility factor	43.9%
Dividend yield	—

For the six months ended June 30, 2007, we calculated the fair value of each share on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

Six months ended June 30, 2007
Expected term (in years)	0.78
Average risk-free interest rate	5.07%
Average volatility factor	42.0%
Dividend yield	—

Restricted Stock Units: In connection with restricted stock units and restricted stock awards granted, we record stock compensation representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and six months ended June 30, 2008, we granted zero and 41,000 shares, respectively of restricted stock units, with a grant-date fair value of approximately $0.7 million and a grant-date weighted average fair value of $17.45.  During the three and six months ended June 30, 2007, we granted 15,500 and 60,550 shares, respectively of restricted stock units, with a grant-date fair value of approximately $0.3 million and $1.1 million, respectively and a grant-date weighted-average fair value of $19.17 and $18.35, respectively.

As of June 30, 2008, there was an unrecognized compensation cost of approximately $1.2 million related to nonvested restricted stock awards and restricted stock units, before forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 2.31 years.

9.    Convertible Senior Notes

In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007.

The notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. The notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 120% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 97% of the average conversion value of the notes during a period as defined in the indenture; (3) upon the occurrence of specified corporate transactions; (4) if we call the notes for redemption and (5) at any time on or after December 15, 2011 up to and including February 15, 2012 and anytime on or after February 15, 2025. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest. We may not have sufficient funds to pay the interest, purchase price, repurchase price or principal return when conversion is triggered or a note becomes payable under the above terms.

In connection with the sale and issuance of the notes we incurred debt issuance costs of $3.1 million which is being amortized to interest expense over a five year period.

We concluded that the embedded stock conversion option is not considered a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, because the embedded stock conversion option would be recorded in stockholders’ equity if it were a freestanding instrument per Emerging Issues Task Force EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19. We concluded that the notes are accounted for similar to traditional convertible debt (that is, as a combined instrument) because the embedded stock conversion option meets the requirements of EITF No. 00-19, including the provisions contained in paragraphs 12-32 of EITF 00-19.  Accordingly, the embedded stock conversion option is not separated as a derivative.

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

10.     Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48 on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of June 30, 2008, our federal returns for the years ended 2004 through the current period and most state returns for the years ended 2003 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

As of June 30, 2008, we recorded approximately $0.2 million of income tax expense attributable to our French subsidiary.

The amount of unrecognized tax benefits at December 31, 2007, was $1.9 million, which, if ultimately recognized, will reduce our annual effective tax rate.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of FIN 48, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Denominator:
Weighted-average number of common shares outstanding	$30,232	$29,457	30,092	$29,393
Less: Weighted-average unvested and restricted common shares	(15)	(37)	(16)	(53)
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	$30,217	$29,420	$30,076	$29,340

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At June 30,
	2008	2007
Outstanding options and stock appreciation rights	4,223	4,096
Restricted stock awards	9	29
Restricted stock units	103	288
Warrants issued in connection with our convertible notes	3,093	3,093
Total	7,428	7,506

Our 2.25% senior convertible notes are not included in the calculation of net loss per share because their effect is anti-dilutive. In addition, our senior convertible notes were excluded from the diluted net income per share calculation in the three and six months ended June 30, 2008 because the conversion price was greater than the average market price of our stock during the period.

12.     Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of unrealized losses on available-for-sale securities offset by cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Loss	$(1,608)	$(2,140)	$(7,987)	$(6,240)
Other comprehensive loss
Foreign currency translation adjustment, net of taxes	2	—	59	—
Unrealized gain loss on available-for-sale securites	(268)	—	(2,615)	—
Comprehensive loss	$(1,874)	$(2,140)	$(10,543)	$(6,240)

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

Balance as of December 31, 2007	$—	$—	$—
Net change during six months period	(2,615)	59	(2,556)
Balance as of June 30, 2008	$(2,615)	$59	$(2,556)

13.     Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales (in thousands)	$25,680	$15,669	$46,807	$29,449
United States of America	78%	89%	77%	90%
France	14%	10%	14%	9%
Europe	7%	0%	8%	0%
Other	1%	1%	1%	1%

No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2008 and 2007.  No customer had a balance in excess of 10% of our net accounts receivable at June 30, 2008. Accounts receivable from one customer accounted for 26% of our net accounts receivable balance at June 30, 2007.

14.     Stockholders’ Equity

As of June 30, 2008, we hold 77,863 shares of treasury stock as a result of repurchasing shares of restricted common stock at par value in accordance with the terms of the restricted stock agreements. These shares had a purchase price of $0.003 per share and are recorded as treasury stock.

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

On January 7, 2008, we entered into a Share Purchase Agreement with Conceptus SAS, in connection with the exercise of our call option under the existing Share Purchase and Call Option Agreement dated January 17, 2004 and amended on February 27, 2007 and on November 19, 2007. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of Conceptus SAS on the Closing Date. As a result of this transaction, Conceptus SAS became our wholly owned subsidiary and its results of operations are consolidated with our results of operations starting on January 7, 2008. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold the Essure product directly to Conceptus SAS.  Our condensed consolidated financial statements for the three and six months ended June 30, 2008 include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008.

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

The Essure system is currently being marketed in multiple countries. In November 2002 we received approval from the FDA to market the Essure system in the United States. In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, the Essure Permanent Birth Control system was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell the Essure system in Australia. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. In France, the “Haute Autorité de santé” lifted in October 2007 all restrictions, thereby putting the Essure procedure on an equal footing with tubal ligations. Following this decision, the Essure procedure is covered in France for all women, regardless of medical status.  In addition, the CEPS in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 700 Euros for the next 5 years.

We currently have distributors in Australia, Canada, Puerto Rico and Spain.  In January 2008, we acquired all of the outstanding shares of Conceptus SAS, our distributor in France, and as a result Conceptus SAS is operating as our wholly owned subsidiary.  Conceptus SAS sells directly in France and utilizes distributors to sell Essure throughout the rest of European region.

Effectiveness of the Essure System

In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The Premarket Approval, or PMA, supplement filed in late January 2005 supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years of follow-up, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of the women undergoing clinical studies.  Five year follow up of all patients in clinical trials is currently complete.  A PMA supplement to update the product labeling incorporating the results of the follow-up data will be submitted to FDA.

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

Penetration

We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. In the first half of 2008 we continued to see an increase in the number of physicians becoming trained or that are in the process of training. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of June 30, 2008, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 46 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

Effective May 15, 2008, California’s state fee-for-service Medicaid program will cover the Essure procedure for beneficiaries that are 21 years of age or older. Physicians may perform the Essure procedure in the physician’s office, the ambulatory surgery center or the hospital outpatient department. Medi-Cal is expected to pay $2,282 as a global fee for an in-office procedure.  We believe these values are very favorable for the Essure procedure and will continue to help in establishing increased utilization for devices amongst doctors.

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

First, we are attempting to increase patient awareness, so as to increase the number of women that will ask for information about the Essure procedure. During 2008 we expect to spend more than $9 million on building patient awareness. The largest part of this expenditure will be a direct to consumer (DTC) pilot program in eight cities, incorporating television, radio and print media advertising. These programs commenced during 2008 with expenditures of approximately $6.5 million to date. We hope through these programs to drive patient awareness of the Essure procedure.

Second, we are expanding our sales territories and channels of distribution so as to increase our call frequency on physicians. During the first half of 2008 we added a number of in office specialists and sales positions. Also, we have included targeting regional distributors of women’s gynecology products in our marketing efforts. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in-office environment.

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

We have experienced significant operating losses since inception and, as of June 30, 2008, had an accumulated deficit of $243.2 million. While we expect to be profitable in the third and fourth quarter of 2008, there is a risk that we may not achieve profitability by that time or sustain it thereafter.  We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will continue to be in a net loss position unless sufficient revenues can be generated to offset expenses.

Results of Operations - Three and Six months Ended June 30, 2008 and 2007
2008 results compared to 2007 (in thousands, except percentages)

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007		2008 -2007	2008		2007		2008 -2007
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	Amount	% (a)	% Change
Net sales	$25,680	100%	$15,669	100%	64%	$46,807	100%	$29,449	100%	59%
Gross profit	20,484	80%	11,431	73%	79%	36,166	77%	21,506	73%	68%
Research and development expenses	1,644	6%	1,061	7%	55%	3,575	8%	2,703	9%	32%
Selling, general and administrative expenses	20,081	78%	13,172	84%	52%	40,183	86%	26,181	89%	53%
Net loss	(1,608)	(6)%	(2,140)	(14)%	(25)%	(7,987)	(17)%	(6,240)	(21)%	28%

(a) Expressed as a percentage of total net sales

Net Sales

         Net sales were $25.7 million for the three months ended June 30, 2008 as compared to $15.7 million for the three months ended June 30, 2007, representing an increase of $10.0 million, or 64%. Net sales for the six months ended June 30, 2008 were $46.8 million, as compared to $29.4 million for the six months ended June 30, 2007, an increase of $17.4 million, or 59%.  The increase in net sales is the result of continued commercialization of the Essure system worldwide. International sales for the year comprised 22% of our total sales in the second quarter of 2008 reflecting revenues realized from our acquisition of Conceptus SAS and the recognition of sales at higher end-user pricing.  The net sales increase also reflects a domestic revenue increase of 43% in the three months ended June 30, 2008 compared to the three months ended June 2007.  Net sales also increased due to the increasing number of physicians entering and completing training in the use of the procedure. We recognize that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to us from inception to date.

         Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales (in thousands)	$25,680	$15,669	$46,807	$29,449

United States of America	78%	89%	77%	90%
France	14%	10%	14%	9%
Europe	7%	0%	8%	0%
Other	1%	1%	1%	1%

         No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2008 and 2007. No customer had a balance in excess of 10% of our net accounts receivable at June 30, 2008. Accounts receivable from one customer accounted for 26% of our net accounts receivable balance at June 30, 2007.

         We expect our net sales for 2008 to be approximately $102 million to $105 million, which would represent 58% to 63% growth from net sales in 2007 as we continue to increase the number of sales representatives in order to provide even greater depth of physician coverage, which in turn we expect will increase physician utilization and the number of physicians performing the Essure procedure. We will also continue our programs aimed at raising patient awareness of the Essure procedure, such as radio, print and television advertising. Additionally, we will see an increase in our international sales with the completion of the acquisition of our European distributor in January 2008. We believe our revenue growth in 2008 and beyond will be significantly influenced by how successful we are in achieving our objectives. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K, our expected revenue growth involves many risk factors, some of which are not entirely within our control, such as market acceptance of the Essure system and third party reimbursement for the device.

Gross Profit

Cost of goods sold for the three months ended June 30, 2008 was $5.2 million as compared to $4.2 million for the three months ended June 30, 2007. This increase of $1.0 million, or 23% was caused by higher volumes of sales.  Gross profit margin was 80% for the three months ended June 30, 2008 and 73% for the three months ended June 30, 2007.  For the six months ended June 30, 2008, gross profit margin was 77%, which represents an improvement from a gross profit margin of 73% for the six months ended June 30, 2007.  The year-over-year increase in gross margin is related to higher average selling prices into the European market that were achieved after the acquisition of Conceptus SAS, lower manufacturing costs associated with higher unit volume, the introduction of the Company’s third generation device and a domestic price increase implemented during the first quarter of 2008.  We anticipate gross margins will remain in the 79% to 81% range for the remainder of 2008 due to the lower per-unit costs on greater volume and the increased margin obtained from end user sales by Conceptus SAS; however, our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development Expenses

Research and development expenses are substantially related to the ongoing development and associated regulatory approvals of our technology and were $1.6 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance. We expect to identify and hire additional research and development personnel in the future to staff our planned research and development activities, and we expect that these costs will increase as we seek to maintain our leading position in the market for permanent female birth control. To support these initiatives in the second quarter of 2008 we increased payroll and payroll related expenditures by $0.3 million, consulting and outside service expenses by $0.2 million and clinical trial expenses by $0.1 million compared to the three months ended June 30, 2007.  Research and development expenses were $3.6 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively. The increase results primarily from payroll and payroll related expenditures of $0.6 million, consulting and outside service expenses of $0.6 million and clinical trial expenses of $0.2 million, offset by a reduction in supplier charges and equipment purchases of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended June 30, 2008 were $20.1 million as compared to $13.2 million for the three months ended June 30, 2007, which represents an increase of $6.9 million, or 52%.  Payroll and payroll related expenditures increased $2.8 million, primarily due to the expansion of our U.S. field sales force, which is meant to provide us with more selling time to focus on physician penetration. Additionally, we increased total advertising expenses by $2.0 million, primarily relating to our direct to consumer advertising campaign that was launched during the first quarter of 2008. In connection with our acquisition of Conceptus SAS we incurred $1.7 million of operating expenses representing the normal operating expenses of running that business. Additionally, increases in selling, general and administrative expenses were a result of higher outside service expenses of $0.4 million.

Selling, general and administrative spending for the six months ended June 30, 2008 were $40.2 million as compared to $26.2 million for the six months ended June 30, 2007, which represents an increase of $14.0 million, or 53%.  The increases were primarily the result of payroll and payroll related expenditures of $4.3 million, advertising expense of $4.5 million, consulting expenses of $0.6 million and Conceptus SAS operating expenses of $3.3 million. We expect selling, general and administrative expenses to decrease in the third quarter of 2008 as compared to the second quarter of 2008 primarily due to a decrease in expenses associated with our direct to consumer campaign.

Total Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2008 was a net expense of $0.2 million as compared to a net income of $0.7 million for the three months ended June 30, 2007. Interest income in the three months ended June 30, 2008 was lower by $1.0 million compared with the three months ended June 30, 2007. Interest income was negatively impacted due to lower interest rates on the Company’s long term investment portfolio, which consists of auction rate securities that are currently earning below market rates of interest.  For the six months ended June 30, 2008, total other income (expense) was a net expense of $0.2 million as compared to net income of $1.1 million for the same period ended June 30, 2007, primarily due to auction rate securities earning below market rates of return and foreign currency losses on our outstanding hedge contract of $0.5 million offset by exchange gains of $0.3 million.

Provision for income tases

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48 on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of June 30, 2008, our federal returns for the years ended 2004 through the current period and most state returns for the years ended 2003 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

As of June 30, 2008, we recorded approximately $0.2 million of income tax expense attributable to our French subsidiary.

The amount of unrecognized tax benefits at December 31, 2007, was $1.9 million, which, if ultimately recognized, will reduce our annual effective tax rate.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of FIN 48, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant operating losses since inception. As of June 30, 2008, we had an accumulated deficit of $243.3 million. We have financed our operations since inception primarily through equity and debt financings. In December 2006, we filed a shelf Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings. The aggregate initial offering price of all securities sold will not exceed $150,000,000. After the sale of our senior convertible notes described below, we had $63,750,000 remaining available for sale.

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

The notes are convertible only in the following circumstances: (1) during any calendar quarter after the quarter ended March 31, 2007 if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price; (2) during the five consecutive business days immediately after any five consecutive trading day period if the average trading price per $1,000 principal amount of the notes is less than or equal to 97% of the average conversion value of the notes during such five-day period; (3) upon the occurrence of specified corporate transactions; (4) if we call the notes for redemption and (5) at anytime on or after December 15, 2011 up to and including February 15, 2012 and anytime on or after February 15, 2025. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

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

As of June 30, 2008, we held $48.5 million (par value) in auction rate securities backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. The auction rate securities were rated AAA and AA by a major credit rating agency. The underlying securities have contractual maturities which are generally greater than ten years. The securities are classified as available for sale and are recorded at fair value. We recorded a temporary reduction in carrying value of $2.6 million for the six-month period ended June 30, 2008, which has been recorded as an unrealized loss in accumulated other comprehensive income. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term investments in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. The carrying value of our auction rate securities on our condensed consolidated balance sheet as of June 30, 2008 was $45.8 million. During the first quarter of 2008 we successfully liquidated $22.1 million of our investments in auction rate securities, however, $48.5 million (par value) of our investments in auction rate securities failed. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business during the next twelve months from the date of this report.

In the future, depending on a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.  Additional financing may not be available when needed or on terms acceptable to us.

As of June 30, 2008, we had cash, cash equivalents and short-term investments of $21.2 million, compared to $45.2 million at December 31, 2007. The decrease of $24.0 million is primarily due to our acquisition of Conceptus SAS in January 2008. We expect cash usage in operating activities to decrease in the future as our net loss decreases.  We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for the next twelve months.

Operating Activities

Net cash used in operating activities was $2.1 million in the six months ended June 30, 2008, as compared to $6.8 million in the six months ended June 30, 2007. Net cash used in operating activities in the six months ended June 30, 2008 was primarily related to:

•      net loss of $8.0 million; and

•      non-cash related items of $4.9 million corresponding primarily to stock based compensation and depreciation and amortization of fixed assets, debt issuance costs and intangibles;

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have an established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure.

We expect cash usage in operating activities in the future to decrease as our revenues grow.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $8.3 million, from sales and maturity of short-term investments of $22.1 million, offset by the purchase of Conceptus SAS, net of cash acquired of $23.0 million, purchases of investments of $5.0 million and capital expenditures of $2.4 million. Net cash used in investing activities for the six months ended June 30, 2007 was $71.1 million, from sales and maturity of short-term investments of $11.5 million, offset by purchases of investments of $82.1 million and capital expenditures of $0.4 million.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2008 was $3.0 million from the issuance of common stock for our stock option programs. Net cash provided by financing activities was $77.0 million for the six months ended June 30, 2007 primarily due to the net proceeds of $83.2 million from our issuance of senior convertible notes in February 2007, the proceeds of $10.7 million for the issuance of warrants in connection with our senior convertible notes and the proceeds of $2.5 million for the issuance of common stock for our stock option programs, offset by $19.4 million for the cost of our purchase of call options on our convertible senior notes.

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

Recent Accounting Pronouncements

In September 2006, the Financial Standards Accounting Board, or FASB, issued Statement No. 157, Fair Value Measurement, or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods of those fiscal years. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009.  Effective January 1, 2008 we adopted SFAS 157 for financial assets and liabilities carried at fair value. The adoption of SFAS 157 and SFAS 157-2 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.  See Note 4- Fair Value Measurements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, FASB issued Statement No. 141 (revised 2007) Business Combination,s or SFAS 141(R), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 or SFAS No. 161.  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective in the first quarter of fiscal year 2010.  We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are evaluating the impact, if any, that FSP 142-3 will have, if any, on our consolidated financial statements.

In May 2008, the FASP issues FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, incluing parital cash settlement.  FSP APB 14-1 specifies that an issue of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We are currently evaluation the impact of FAS APB 14-1 and expect that the guidance will have a material impact on its consolidated results and operations and financial condition beginning in the first quarter of fiscal 2009, as we will be required to record higher non-cash interest expense related to our outstanding convertible debt instrument.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:  We have been exposed to interest rate risk through interest earned on holdings of available-for-sale marketable securities. We have experienced failed auctions in 2008 of all our auction rate securities and there is no assurance that auctions on these auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ recorded value. As of June 30, 2008 we held $48.5 million (par value) in auction rate securities which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. All of these auction rate securities were classified as long term investments in our condensed consolidated balance sheet at June 30, 2008 with an expected maturity of greater than one year. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

Foreign Currency Exchange Risk:    Historically, all of our expenses and our revenues were typically denominated in United States dollars. On January 7, 2008, we acquired all the outstanding shares of Conceptus SAS.  As a result of this transaction, Conceptus SAS became a wholly owned subsidiary and its results of operations have been consolidated with our results of operations for financial reporting purposes as of the acquisition date. The functional currency of Conceptus SAS is the Euro; therefore, we are now exposed to changes in foreign exchange rates. We are exposed to foreign exchange rate fluctuations as we translate the financial statements of Conceptus SAS into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of Conceptus SAS’ financial statements into U.S. dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We will seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. In connection with the acquisition of Conceptus SAS, we assumed a forward exchange contract to hedge dollar denominated estimated accounts payable in 2008. We have recorded the changes of the fair value of the hedge contract in our results of operations for the six months ended June 30, 2008.  In 2007, we did not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

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

As of June 30, 2008, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2007 on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, updates to the following risk factors as of June 30, 2008 should be considered carefully while evaluating Conceptus and our business.

Our investment portfolio is invested in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

As of August 1, 2008, approximately $48.5 million (par value) of investments consisted entirely of auction rate securities backed by federal and state student loans securities with maturity of underlying notes up to 39 years.  These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

                We have experienced failed auctions in 2008 of our auction rate securities and there is no assurance that auctions on these securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course. However, we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge in our results of operations with respect to these investments.

Item 4. Submission of Matter to a Vote of Security Holders

                On June 4, 2008, the Annual Meeting of Stockholders of Conceptus, Inc. was held in Mountain View, California.  The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect of each matter were as follows:

	Votes for	Votes
	Nominee	Withheld
Proposal I
Election of Class I Directors
Elected:
- Michael A. Baker	23,633,122	4,673,789
- Peter L. Wilson	22,831,366	5,475,545

	For	Against	Abstain	No-Vote
Proposal II
To ratify the Tenth Amended and Restated 2001 Equity
Incentive Plan	20,201,745	4,673,789	20,856	3,410,521

Proposal III
To ratify the the Fourth Amendment to the 1995 Employee
Stock Plan	24,687,237	195,468	13,685	3,410,521

Proposal IV
To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008	28,273,509	33,194	208

Item 6. Exhibits

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2008

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