Form 10-Q
period 2008-09-30
CONCEPTUS INC
filed 2008-11-07
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐   No  ☒

There were 30,353,626 shares of Registrant’s Common Stock issued and outstanding as of October 31, 2008.

CONCEPTUS, INC.

FORM 10-Q for the Quarter Ended September 30, 2008

i

PART I. FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except number of shares)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$23,804	$28,450
Short-term investments	—	16,700
Accounts receivable, net	14,214	11,903
Inventories	4,702	2,418
Other current assets	2,893	3,271
Total current assets	45,613	62,742

Property and equipment, net	8,118	5,312
Debt issuance costs, net	2,090	2,555
Intangible assets, net	5,598	1,164
Long-term investments	45,608	48,800
Goodwill	15,892	—
Other assets	153	102

Total assets	$123,072	$120,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,795	$4,744
Accrued compensation	5,945	3,175
Other accrued liabilities	4,298	4,339
Total current liabilities	15,038	12,258

Notes payable	86,250	86,250
Other accrued liabilities	471	240

Total liabilities	101,759	98,748

Stockholders’ equity:
Common stock and additional paid-in capital	264,735	257,176
Accumulated other comprehensive loss	(3,161)	—
Accumulated deficit	(240,261)	(235,249)
Treasury stock, 77,863 shares, at cost	—	—
Total stockholders’ equity	21,313	21,927
Total liabilities and stockholders’ equity	$123,072	$120,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$26,645	$16,430	$73,452	$45,879
Cost of goods sold	5,090	4,317	15,731	12,260
Gross profit	21,555	12,113	57,721	33,619

Operating expenses:
Research and development	1,611	1,513	5,186	4,216
Selling, general and administrative	16,363	13,917	56,546	40,098
Total operating expenses	17,974	15,430	61,732	44,314

Operating income (loss)	3,581	(3,317)	(4,011)	(10,695)

Interest income	361	1,335	1,590	3,460
Interest expense	(643)	(653)	(1,920)	(1,640)
Other expense	(211)	—	(390)	—
Total other income (loss)	(493)	682	(720)	1,820

Income (loss) before provision for income taxes	3,088	(2,635)	(4,731)	(8,875)

Provision for income taxes	113	—	281	—

Net income (loss)	$2,975	$(2,635)	$(5,012)	$(8,875)

Basic net income (loss) per share:
Net income (loss)	$0.10	$(0.09)	$(0.17)	$(0.30)
Shares used in per share amounts	30,342	29,525	30,165	29,405

Diluted net income (loss) per share:
Net income (loss)	$0.10	$(0.09)	$(0.17)	$(0.30)
Shares used in per share amounts	31,207	29,525	30,165	29,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(5,012)	$(8,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,947	1,022
Amortization of debt issuance costs	465	387
Amortization of intangibles	591	135
Stock-based compensation expense	4,414	4,671
Allowance for doubtful accounts	21	262
Loss on retirement of fixed assets	1	19
Changes in operating assets and liabilities, net effect of acquisition:
Accounts receivable	(1,473)	(4,581)
Inventories	(404)	(1,662)
Other current assets	675	(655)
Other assets	—	674
Accounts payable	(823)	(201)
Accrued compensation	501	(667)
Other accrued and long term liabilities	1,434	2,498
Net cash provided by (used in) operating activities	2,337	(6,973)

Cash flows from investing activities
Purchase of Conceptus SAS, net of cash acquired	(22,978)	—
Purchase of investments	(5,000)	(87,600)
Sale & maturity of investments	22,050	18,100
Capital expenditures	(4,149)	(1,811)
Net cash used in investing activities	(10,077)	(71,311)

Cash flows from financing activities
Proceeds from issuance of long term debt, net of issuance costs	—	86,250
Payment of debt issuance cost	—	(3,097)
Purchase of call options on convertible senior notes	—	(19,372)
Proceeds from issuance of warrants	—	10,695
Proceeds from exercise of stock options	3,191	2,813
Net cash provided by financing activities	3,191	77,289

Effect of exchange rates on cash	(97)	—

Net decrease in cash and cash equivalents	(4,646)	(995)
Cash and cash equivalents at the beginning of the period	28,450	3,238
Cash and cash equivalents at end of the period	$23,804	$2,243

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

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be reviewed in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three and nine months ended September 30, 2008 may not necessarily be indicative of the operating results for the full 2008 fiscal year or any other future interim periods.

Our condensed consolidated financial statements for the three and nine months ended September 30, 2008 include the financial results of Conceptus SAS starting on the acquisition date of January 7, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In September 2006, the Financial Standards Accounting Board, or FASB, issued Statement No. 157, Fair Value Measurement, or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods of those fiscal years. FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009.  Effective January 1, 2008 we adopted SFAS 157 for financial assets and liabilities carried at fair value. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.  See Note 4 - Fair Value Measurements.

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

In December 2007, FASB issued Statement No. 141 (revised 2007), Business Combinations, or SFAS 141(R), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, or SFAS 161.  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective in the first quarter of fiscal year 2010.  We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  FSP APB 14-1 specifies that an issue of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We are evaluating the impact, if any, that FAS APB 14-1 will have on our consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not have a material impact on our condensed consolidated financial statements.

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

Functional Currency

On January 7, 2008 we acquired Conceptus SAS, which sells to customers in France and all of Europe. Our condensed consolidated financial statements for the three and nine months ended September 30, 2008 include the financial results of Conceptus SAS starting on January 7, 2008. Sales by Conceptus SAS are denominated in Euros. In preparing our consolidated financial statements, we are required to translate the financial statements of Conceptus SAS from the currency in which they keep their accounting records into U.S. Dollars.  Conceptus SAS maintains its accounting records in the functional currency which is also its respective local currency, the Euro. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of Conceptus SAS has been determined to be the Euro, any gain or loss associated with the translation of Conceptus SAS’ financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive loss.  If in the future we determine that there has been a change in the functional currency of Conceptus SAS from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2008 of our goodwill at the reporting unit level, or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded as of September 30, 2008.

3.              Long-Term Investments

As of September 30, 2008, we held $48.5 million (par value) in auction rate securities backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days.  These auction rate securities are rated AAA or AA by a major credit rating agency and have contractual maturities that range from 20 to 39 years. The securities are classified as available for sale and are recorded at fair value.  We recorded a temporary reduction in carrying value of $2.8 million for the nine months ended September 30, 2008, which has been recorded as an unrealized loss in accumulated other comprehensive loss.  We have experienced failed auctions in 2008 of all of our auction rate securities and there is no assurance that auctions on these auction rate securities in our investment portfolio will succeed in the future.  An auction failure means that the parties wishing to sell securities could not carry out the transaction.  As a result of these auction failures, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent.  If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.  It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ recorded value.

UBS Investment Bank holds 100% of our auction rate securities.  During October 2008, UBS Investment Bank informed us that they have designed a settlement process that will give UBS’s clients the opportunity to sell all auction rate securities at par by June 2010, unless they are redeemed by the issuer sooner.  We received confirmation from UBS Investment Bank in October that all the auction rate securities that we currently hold are eligible to participate in this process and be redeemed at par.  We intend to participate in the settlement process and therefore expect all our auction rate securities to be settled at full par value.

Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term investments in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. The fair value of our auction rate securities on our condensed consolidated balance sheet as of September 30, 2008 was $45.6 million. See Note 4 – Fair Value Measurements for additional information concerning fair value measurement of our auction rate securities.

4.              Fair Value Measurements

As stated in Note 1 – Basis of Presentation, on January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value our financial assets and liabilities.  As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of September 30, 2008, our Level 1 instruments are solely comprised of our investments in money market funds.

On January 7, 2008, we acquired Conceptus SAS (See Note 5 – Business Combination) and thereby assumed an outstanding foreign currency forward contract to buy U.S. Dollars at fixed intervals with a term through December 18, 2008. Conceptus SAS executed the foreign currency contract in the retail market in an over-the-counter environment with a relatively high level of price transparency. The counterparty is a large regional bank located in France. Our foreign currency contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and have recorded the fair value of the contract in other accrued liabilities on our condensed consolidated balance sheet as of September 30, 2008.

As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of September 30, 2008 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker/dealer that held our auction rate securities included their estimated market value as of September 30, 2008. Our broker/dealer valued our auction rate securities at 91% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker/dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these auction rate securities as of September 30, 2008.

We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions occurring. While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement of these assets, particularly the estimates of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be liquidated in a market that facilitates orderly transactions and our belief that we have the ability and intent to maintain our investments until their recovery in value.  See Note 15 – Subsequent Events.

Fair value hierarchy of our securities and foreign currency contract at fair value in connection with our adoption of SFAS 157 is as follows (in thousands):

	September 30,	Fair Value Measurements at Reporting Data
	2008	Level 1	Level 2

Assets:
Money market fund	$17,416	17,416	—
Liabilities:
Foreign currency forward contract	$66	—	66

The following table provides a summary of changes in fair value of our available-for-sale securities utilizing Level 3 inputs as of September 30, 2008 (in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$—
Transfers from Level 2 to Level 3	48,800
Sales of auction rate securities	(350)
Unrealized loss included in other comprehensive loss	(2,347)
Balance at March 31, 2008	$46,103
Unrealized loss included in other comprehensive loss	(268)
Balance at June 30, 2008	$45,835
Unrealized loss included in other comprehensive loss	(227)
Balance at September 30, 2008	$45,608

5.     Business Combination

On January 7, 2008 (the “Closing Date”), we acquired all of the outstanding shares of Conceptus SAS on the Closing Date. As a result of this transaction, Conceptus SAS became our wholly owned subsidiary and its results of operations are consolidated with our results of operations starting on January 7, 2008. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold the Essure product directly to Conceptus SAS.  Our condensed consolidated financial statements for the three and nine months ended September 30, 2008 include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008.

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

The aggregate Conceptus SAS purchase price of $22.5 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets with the remainder as goodwill. In accordance with generally accepted accounting principles, we have twelve months from the closing date to finalize the valuation and we will finalize any remaining direct transaction costs and payment of outstanding liabilities within this time period. The following table summarizes the allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values on the date of acquisition:

(in thousands):
Cash acquired	$1,689
Inventory	1,816
Accounts receivable	3,270
Other tangible assets acquired	396
Amoritzable intangibles:
Customer relationsips	5,024
Covenant not to compete	71
Goodwill	16,210
Liabilities assumed	(6,027)
Total	$22,449

The amortizable intangible assets have useful lives for customer relationships of 9 years and for the covenant not to compete of 3 years. No amounts have been allocated to in-process research and development and approximately $16.2 million has been allocated to goodwill. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. The goodwill arising from the acquisition is not deductible for tax purposes.

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

6.              Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$289	$177
Work-in-progress	2,509	1,356
Finished goods	1,904	885
Total	$4,702	$2,418

7.              Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the nine months ended September 30, 2008 and 2007 follows (in thousands):

	Nine months ended September 30,
	2008	2007
Balance at the beginning of the period	$208	$209
Accruals for warranties issued during the period	205	369
Settlements made in kind during the period	(183)	(337)
Balance at the end of the period	$230	$241

8.              Stock-Based Compensation

Net income (loss) for the three and nine months ended September 30, 2008 included stock-based compensation expense under SFAS No. 123(R) , Share-Based Payment, or SFAS 123(R), of approximately $1.4 million and $4.3 million, respectively, which consisted of stock-based compensation expense of approximately $1.2 million and $3.7 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million and $0.6 million, respectively, related to employee restricted stock and restricted stock units.

Net loss for the three and nine months ended September 30, 2007 included stock-based compensation expense under SFAS 123(R) of approximately $1.6 million and $4.5 million, respectively, which consisted of stock-based compensation expense of approximately $1.4 million and $3.8 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million and $0.7 million, respectively, related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.  Net income (loss) for the three and nine months ended September 30, 2008 included stock-based compensation expense relating to non-employees of approximately $0.1 million and $0.2 million, respectively. Net loss for the three and nine months ended September 30, 2007 for non-employees was $0.1 million and $0.2 million, respectively.

For the three and nine months ended September 30, 2008 and 2007, we calculated the fair value of each option on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

	Stock Option and Stock Appreciation Right Plans
	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Expected term (in years)	4.06	4.56
Average risk-free interest rate	2.87%	2.74%
Average volatility factor	45.1%	47.2%
Dividend yield	—	—

	Stock Option and Stock Appreciation Right Plans
	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Expected term (in years)	3.00	3.55
Average risk-free interest rate	4.41%	4.69%
Average volatility factor	46.4%	48.0%
Dividend yield	—	—

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

Forfeitures: As stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock Options and Stock Appreciation Rights: During the three and nine months ended September 30, 2008, we granted stock appreciation rights for 180,500 and 1,012,910 shares, respectively, of common stock, with an estimated total grant date fair value of approximately $1.2 million and $7.5 million, respectively, and a grant date weighted-average fair value of $6.82 and $7.42 per share, respectively.  During the three and nine months ended September 30, 2007, we granted stock appreciation rights for 49,000 and 881,990 shares of common stock, with an estimated total grant date fair value of approximately $0.3 million and $6.5 million, respectively, and a grant date weighted average fair value of $6.42 and $7.37 per share, respectively.

As of September 30, 2008, there was unrecognized compensation cost of approximately $10.6 million for total stock-based compensation related to stock options and stock appreciation rights, before forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 2.88 years.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the ESPP for the nine months ended September 30, 2008 was approximately $0.2 million with a grant date weighted-average fair value of $5.17. During the nine months ended September 30, 2007, the compensation cost was approximately $0.2 million, with a grant date weighted average fair value of $5.42. This cost is amortized on a straight-line basis over the relevant subscription period.

We calculated the fair value of each share under the ESPP on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

	Nine months ended September 30,
	2008	2007
Expected term (in years)	0.50	0.50
Average risk-free interest rate	2.01%	4.73%
Average volatility factor	42.6%	40.9%
Dividend yield	—	—

Restricted Stock Units: In connection with restricted stock units and restricted stock awards granted, we record stock compensation representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and nine months ended September 30, 2008, we granted 1,000 and 42,000 restricted stock units, respectively, with a grant-date fair value of approximately $19,000 and $0.7 million, respectively and a grant-date weighted average fair value of $18.58 and $17.48, respectively.  During the three months ended September 30, 2007, we granted no restricted stock units.  During the nine months ended September 30, 2007, we granted 60,550 restricted stock units, with a grant-date fair value of approximately $1.1 million and a grant-date weighted-average fair value of $18.35.

As of September 30, 2008, there was an unrecognized compensation cost of approximately$1.1 million related to nonvested restricted stock awards and restricted stock units, before forfeitures. This cost is expected to be recognized over a weighted-average amortization period of 2.09 years.

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

10.       Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency and are not under examination in any foreign jurisdiction. As of September 30, 2008, our federal returns for the years ended 2005 through the current period and most state returns for the years ended 2004 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

As of September 30, 2008, we recorded approximately $0.3 million of income tax expense attributable to our French subsidiary.

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

11.       Computation of Net Income (Loss) Per Share

Basic net income (loss) per share excludes any potential dilutive effects of options and common stock shares subject to repurchase.  Diluted net income (loss) per share includes the impact of potentially dilutive securities.  In net loss periods presented, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Numerator for diluted earnings per share - Income (loss) available to common stockholders	$2,975	$(2,635)	$(5,012)	$(8,875)

Denominator:
Denominator for basic earnings per share - Weighted-average number of common shares outstanding	30,347	29,546	30,177	29,445
Less: weighted-average unvested and restricted common shares	(5)	(21)	(12)	(40)
Weighted-average number common shares outstanding used in share computing basic net income (loss) per common share	30,342	29,525	30,165	29,405
Effect of dilutive securities:
Diluted options & stock appreciation rights	823	—	—	—
Diluted stock awards	42	—	—	—
Weighted-average number common shares outstanding used in share computing dilutive net income (loss) per common share	31,207	29,525	30,165	29,405

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three months ended		Nine months ended
	2008	2007	2008	2007
Outstanding options and stock appreciation rights	1,835	4,115	4,278	4,115
Restricted stock awards	—	17	5	17
Restricted stock units	1	287	104	287
Employee stock purchase plan	—	16	17	16
Warrants issued in connection with our convertible notes	3,093	3,093	3,093	3,093
Total	4,929	7,528	7,497	7,528

Our 2.25% senior convertible notes are not included in the calculation of net loss per share because their effect is anti-dilutive. In addition, our senior convertible notes were excluded from the diluted net income per share calculation in the three and nine months ended September 30, 2008 because the conversion price was greater than the average market price of our stock during the period.

12.       Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of unrealized losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$2,975	$(2,635)	$(5,012)	$(8,875)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(1,823)	—	(319)	—
Unrealized gain loss on available-for-sale securities	(227)	—	(2,842)	—
Comprehensive income (loss)	$925	$(2,635)	$(8,173)	$(8,875)

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2007	—	—	—
Net change during the nine month period	(2,842)	(319)	(3,161)
Balance as of September 30, 2008	$(2,842)	$(319)	$(3,161)

In the third quarter of 2008, we recorded an adjustment to other comprehensive loss, to record foreign currency translation adjustments related to goodwill and intangibles acquired as part of the acquisition of Conceptus SAS in the first quarter of 2008, which had not been properly translated at historical exchange rates as of March 31, 2008 and June 30, 2008. Amounts related to those prior periods are not considered material to the consolidated financial statements taken as a whole, but have been corrected. The effects on other comprehensive loss for both the three months ended March 31, 2008 and the six month ended June 30, 2008 were an overstatement of $1.5 million. The effects on goodwill as of March 31, 2008 and June 30, 2008 were an understatement of $1.1 million and $1.2 million, respectively.  The effects on intangible assets as of March 31, 2008 and June 30, 2008 were an understatement of $0.4 million and $0.3 million, respectively. The revisions did not affect the previously reported statement of operations, net loss per share or cash flows.

13.       Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales (in thousands)	$26,645	$16,430	$73,452	$45,879

United States of America	80%	94%	78%	91%
France	13%	5%	14%	8%
Europe	6%	0%	7%	0%
Other	1%	1%	1%	1%

No customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2008 and 2007.  Accounts receivable from one customer accounted for 10% of our gross accounts receivable balance at September 30, 2008. Accounts receivable from another customer accounted for 23% of our gross accounts receivable balance at September 30, 2007.

14.       Stockholders’ Equity

As of September 30, 2008, we hold 77,863 shares of treasury stock as a result of repurchasing shares of restricted common stock at par value in accordance with the terms of the restricted stock agreements. These shares had a purchase price of $0.003 per share and are recorded as treasury stock.

15.       Subsequent Events

UBS Investment Bank holds 100% of our auction rate securities.  During October 2008, UBS Investment Bank informed us that they have designed a settlement process that will give UBS’s clients the opportunity to sell all auction rate securities at par by June 2010, unless they are redeemed by the issuer sooner.  We received confirmation from UBS Investment Bank in October that all the auction rate securities that we currently hold are eligible to participate in this process and be redeemed at par.  We intend to participate in the settlement process and therefore expect all our auction rate securities to be settled at full par value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2008 revenues and gross margins, increased product adoption, product improvements, and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008 and those included elsewhere in this Form 10-Q. These statements are only effective as of the date they are made and we undertake no duty to publicly revise or update these forward-looking statements, whether as a result of new information, future developments or otherwise.

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

On January 7, 2008 (the “Closing Date”), we acquired all of the outstanding shares of Conceptus SAS on the Closing Date. As a result of this transaction, Conceptus SAS became our wholly owned subsidiary and its results of operations are consolidated with our results of operations starting on January 7, 2008. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold the Essure product directly to Conceptus SAS.  Our condensed consolidated financial statements for the three and nine months ended September 30, 2008 include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008.

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

We believe that the Essure system is a better alternative to tubal ligation for physicians, hospitals and payers. The Essure system is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared with tubal ligation; and payers are able to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations.

Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States. We intend to tap into this market and establish the Essure procedure as the gold standard for permanent birth control.

We also believe the Essure system is a better alternative to temporary methods of birth control being used when there is no intention of having children in the future. In addition, payers may also benefit from the reduction of unplanned pregnancies associated with non-permanent methods of birth control used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may elect to use the Essure system.

The Essure system is currently being marketed in multiple countries. In November 2002, we received approval from the FDA to market the Essure system in the United States. In 2001, we were given approval to affix the CE Mark to the Essure system, indicating that the Essure system is certified for sale throughout the European Union, subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution. In 1999, the Essure Permanent Birth Control system was listed with Australia’s Therapeutic Goods Administration, which allows us to market and sell the Essure system in Australia. In Canada, we received clearance from Health Canada to market the Essure system in Canada in November 2001. In France, the “Haute Autorité de santé” lifted in October 2007 all restrictions, thereby putting the Essure procedure on an equal footing with tubal ligations. Following this decision, the Essure procedure is covered in France for all women, regardless of medical status.  In addition, the CEPS in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 700 Euros for the next 5 years.

In January 2008, we acquired all of the outstanding shares of Conceptus SAS, our distributor in France, and as a result Conceptus SAS is operating as our wholly owned subsidiary.  Conceptus SAS sells directly in France and utilizes distributors to sell Essure throughout the rest of Europe.

Effectiveness of the Essure System

In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The Premarket Approval, or PMA, supplement filed in late January 2005 supports an extension of the effectiveness rate of the Essure system to 99.80% after four years and 99.74% after five years, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of the women undergoing clinical studies.  Five year follow up of all patients in clinical trials is currently complete.  A PMA supplement to update the product labeling incorporating the results of the follow-up data will be submitted to the FDA.

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

Penetration

We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. We continue to see an increase in the number of physicians becoming trained or that are in the process of training to perform the Essure procedure. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of September 30, 2008, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 46 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2008, the Centers for Medicare and Medicaid Services, or CMS, the Medicare National unadjusted average payment for hysteroscopic sterilization (CPT code) is $420 when performed in a hospital and $2,024 when performed in a physician’s office. In addition, in the CMS Final Rule for the 2008 Outpatient Prospective Payment System or OPPS, which assigns hospital outpatient reimbursement amounts, the CPT code was assigned a Medicare National Average of $2,720. In 2008, the Medicare national average payment for hysteroscopic sterilization in the ambulatory surgery center is $1,446, which includes the cost of the implant. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

Effective May 15, 2008, California’s state fee-for-service Medicaid program announced coverage of the Essure procedure for beneficiaries that are 21 years of age or older. Physicians may perform the Essure procedure in the physician’s office, the ambulatory surgery center or the hospital outpatient department. Medi-Cal is to pay $2,282 as a global fee for an in-office procedure.  We believe these values are very favorable for the Essure procedure and will continue to help in establishing increased utilization for devices amongst doctors.

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

First, we are attempting to increase patient awareness, so as to increase the number of women who will ask for information about the Essure procedure. During 2008 we have spent more than $7 million on building patient awareness. The largest part of this expenditure was a direct to consumer (DTC) pilot program in eight cities, incorporating television, radio and print media advertising. We hope through these programs to drive patient awareness of the Essure procedure.

Second, we are expanding our domestic field sales and support staff and international channels of distribution so as to increase our call frequency on physicians worldwide. During 2008 we added a number of in-office specialists and sales positions. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the in-office environment.

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

We have experienced significant operating losses since inception and, as of September 30, 2008, had an accumulated deficit of $240.3 million. While we were profitable in the third quarter of 2008 and expect to be profitable in the fourth quarter of 2008, there is a risk that we may not sustain profitability.  We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will be in a net loss position unless sufficient revenues can be generated to offset expenses.

Results of Operations - Three and Nine months Ended September 30, 2008 and 2007

2008 results compared to 2007 (in thousands, except percentages)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007		2008-2007	2008		2007		2008-2007
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	Amount	% (a)	% Change
Net sales	$26,645	100%	$16,430	100%	62%	$73,452	100%	$45,879	100%	60%
Gross profit	21,555	81%	12,113	74%	78%	57,721	79%	33,619	73%	72%
Research and development expenses	1,611	6%	1,513	9%	6%	5,186	7%	4,216	9%	23%
Selling, general and administrative expenses	16,363	61%	13,917	85%	18%	56,546	77%	40,098	87%	41%
Net profit (loss)	2,975	11%	(2,635)	-16%	213%	(5,012)	-7%	(8,875)	-19%	44%

(a) Expressed as a percentage of total net sales

Net Sales

Net sales were $26.6 million for the three months ended September 30, 2008 as compared to $16.4 million for the three months ended September 30, 2007, representing an increase of $10.2 million, or 62%. Net sales for the nine months ended September 30, 2008 were $73.5 million, as compared to $45.9 million for the nine months ended September 30, 2007, an increase of $27.6 million, or 60%.  The increase in net sales is the result of continued commercialization of the Essure system worldwide. International sales comprised 20% of our total sales in the third quarter of 2008, reflecting revenues realized from our acquisition of Conceptus SAS and the recognition of sales at higher end-user pricing.  The net sales increase also reflects a domestic revenue increase of 38% in the three months ended September 30, 2008 compared to the three months ended September 2007.  Net sales also increased due to the increasing number of physicians entering and completing training in the use of the procedure. We recognize that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant to us from inception to date.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales (in thousands)	$26,645	$16,430	$73,452	$45,879

United States of America	80%	94%	78%	91%
France	13%	5%	14%	8%
Europe	6%	0%	7%	0%
Other	1%	1%	1%	1%

No customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2008 and 2007.  Accounts receivable from one customer accounted for 10% of our gross accounts receivable balance at September 30, 2008. Accounts receivable from one customer accounted for 23% of our gross accounts receivable balance at September 30, 2007.

We expect our net sales for 2008 to be in the range of approximately $103 million to $104 million, which would represent 60% to 61% growth from net sales in 2007 as we continue to increase the number of sales representatives in order to provide even greater depth of physician coverage, which in turn we expect will increase physician utilization and the number of physicians performing the Essure procedure. We will also continue our programs aimed at raising patient awareness of the Essure procedure, such as radio, print and television advertising. We believe our revenue growth in 2008 and beyond will be significantly influenced by how successful we are in achieving our objectives. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K, our expected revenue growth involves many risk factors, some of which are not entirely within our control, such as market acceptance of the Essure system and third party reimbursement for the device.

Gross Profit

Cost of goods sold for the three months ended September 30, 2008 was $5.1 million as compared to $4.3 million for the three months ended September 30, 2007. This increase of $0.8 million, or 18%, was caused by higher volumes of sales.  Gross profit margin was 81% for the three months ended September 30, 2008 and 74% for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, gross profit margin was 79%, which represents an improvement from a gross profit margin of 73% for the nine months ended September 30, 2007.  The year-over-year increase in gross margin is related to higher average selling prices into the European market that were achieved through the acquisition of Conceptus SAS, lower manufacturing costs associated with higher unit volume, the introduction of the Company’s third generation device and a domestic price increase implemented during the first quarter of 2008.  We anticipate gross margins will remain in the 80% to 81% range in the fourth quarter of 2008; however, our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development Expenses

Research and development expenses are substantially related to the ongoing development and associated regulatory approvals of our technology and were $1.6 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance. We expect to identify and hire additional product development and regulatory personnel in the future to staff our planned product development and clinical activities, and we expect that these costs will increase as we seek to maintain our leading position in the market for permanent female birth control. To support these initiatives in the third quarter of 2008 we increased payroll and payroll related expenditures by $0.2 million, consulting and outside service expenses by $0.1 million and decreased clinical trial expenses by $0.1 million compared to the three months ended September 30, 2007.

Research and development expenses were $5.2 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively. The increase results primarily from payroll and payroll related expenditures of $0.7 million, consulting and outside service expenses of $0.7 million and project material prototypes of $0.2 million, offset by a reduction in supplier charges and equipment purchases of $0.3 million and stock-based compensation of $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 were $16.4 million as compared to $14.0 million for the three months ended September 30, 2007, which represents an increase of $2.4 million, or 18%.  The increases were primarily the result of the operating expenses of Conceptus SAS of $1.6 million, and an increase of $1.1 million due to expansion of our U.S field sales force, which is meant to provide us with more selling time to focus on physician penetration and utilization.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $56.5 million as compared to $40.1 million for the nine months ended September 30, 2007, which represents an increase of $16.4 million, or 41%.  The increases were primarily the result of payroll and payroll related expenditures of $5.5 million, advertising expense of $5.0 million, consulting expenses of $0.6 million and Conceptus SAS operating expenses of $5.0 million.

Total Other Income (Expense)

Total other expense for the three months ended September 30, 2008 was a net expense of $0.5 million as compared to net income of $0.7 million for the three months ended September 30, 2007. Interest income in the three months ended September 30, 2008 was lower by $1.0 million compared with the three months ended September 30, 2007. Interest income was negatively impacted due to lower interest rates on the Company’s investment portfolio, which consists of auction rate securities and money market accounts that are currently earning lower interest rates compared to 2007.  In addition, other expenses, primarily foreign exchange losses, were negatively impacted during three months ended September 30, 2008 due to the strengthening of the U.S. Dollar as compared to the Euro.

For the nine months ended September 30, 2008, total other income (loss) was a net expense of $0.7 million as compared to net income of $1.8 million for the same period ended September 30, 2007, primarily due to lower yields on investments and foreign currency losses.

Provision for income taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of September 30, 2008, our federal returns for the years ended 2004 through the current period and most state returns for the years ended 2003 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

As of September 30, 2008, we recorded approximately $0. 3 million of income tax expense attributable to our French subsidiary.

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

Liquidity and Capital Resources

We have experienced significant operating losses since inception, however we experienced our first profitable quarter for the three months ended September 30, 2008. As of September 30, 2008, we had an accumulated deficit of $240.3 million. We have financed our operations since inception primarily through equity and debt financings. In December 2006, we filed a shelf Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings. The aggregate initial offering price of all securities sold will not exceed $150,000,000. After the sale of our senior convertible notes described below, we had $63,750,000 remaining available for sale.

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

As of September 30, 2008, we held $48.5 million (par value) in auction rate securities backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days.  These auction rate securities are rated AAA or AA by a major credit rating agency and have contractual maturities that range from 20 to 39 years. The securities are classified as available for sale and are recorded at fair value.  We recorded a temporary reduction in carrying value of $2.8 million for the nine months ended September 30, 2008, which has been recorded as an unrealized loss in accumulated other comprehensive loss.  We have experienced failed auctions in 2008 of all of our auction rate securities and there is no assurance that auctions on these auction rate securities in our investment portfolio will succeed in the future.  An auction failure means that the parties wishing to sell securities could not carry out the transaction.  As a result of these auction failures, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent.  If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.  It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ recorded value.

UBS Investment Bank holds 100% of our auction rate securities.  During October 2008, UBS Investment Bank informed us that they have designed a settlement process that will give UBS’s clients the opportunity to sell all auction rate securities at par by June 2010, unless they are redeemed by the issuer sooner.  We received confirmation from UBS Investment Bank in October that all the auction rate securities that we currently hold are eligible to participate in this process and be redeemed at par.  We intend to participate in the settlement process and therefore expect all our auction rate securities to be settled at full par value.

In the future, depending on a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.  Additional financing may not be available when needed or on terms acceptable to us.

As of September 30, 2008, we had cash, cash equivalents and short-term investments of $23.8 million, compared to $45.2 million at December 31, 2007. The decrease of $21.4 million is primarily due to our acquisition of Conceptus SAS in January 2008. We expect cash usage in operating activities to decrease in the future primarily due to cash from net income. We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for the next twelve months.

Operating Activities

Net cash provided by operating activities was $2.3 million in the nine months ended September 30, 2008, as compared to net cash used in operating activities of $7.0 million in the nine months ended September 30, 2007. Net cash provided by operating activities in the nine months ended September 30, 2008 was primarily related to:

•                 net loss of $5.0 million; and

•                 non-cash related items of $7.4 million corresponding primarily to stock based compensation, depreciation and amortization of fixed assets, debt issuance costs and amortization of intangibles;

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure.

We expect cash usage in operating activities in the future to decrease as our revenues grow.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $10.1 million, from sales and maturity of short-term investments of $22.1 million, offset by the purchase of Conceptus SAS, net of cash acquired of $23.0 million, purchases of investments of $5.0 million and capital expenditures of $4.1 million. Net cash used in investing activities for the nine months ended September 30, 2007 was $71.3 million, from sales and maturity of short-term investments of $18.1 million, offset by purchases of investments of $87.6 million and capital expenditures of $1.8 million.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2008 was $3.2 million from the issuance of common stock for our stock option programs. Net cash provided by financing activities was $77.3 million for the nine months ended September 30, 2007 primarily due to the net proceeds of $83.2 million from our issuance of senior convertible notes in February 2007, the proceeds of $10.7 million for the issuance of warrants in connection with our senior convertible notes and the proceeds of $2.8 million for the issuance of common stock for our stock option programs, offset by $19.4 million for the cost of our purchase of call options on our convertible senior notes.

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

Recent Accounting Pronouncements

In September 2006, the Financial Standards Accounting Board, or FASB, issued Statement No. 157, Fair Value Measurement, or SFAS 157. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods of those fiscal years. FASB Staff Position, or FSP, 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009.  Effective January 1, 2008 we adopted SFAS 157 for financial assets and liabilities carried at fair value. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.  See Note 4– Fair Value Measurements.

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

In December 2007, FASB issued Statement No. 141 (revised 2007), Business Combinations, or SFAS 141(R), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161.  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective in the first quarter of fiscal year 2010.  We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  FSP APB 14-1 specifies that an issue of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We are evaluating the impact, if any, that FAS APB 14-1 will have on our consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:  We have been exposed to interest rate risk through interest earned on holdings of available-for-sale marketable securities. We have experienced failed auctions in 2008 of all our auction rate securities and there is no assurance that auctions on these auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ recorded value. As of September 30, 2008 we held $48.5 million (par value) in auction rate securities which are variable rate debt instruments and bear interest rates that are due to reset approximately every 20-30 days. All of these auction rate securities were classified as long term investments in our condensed consolidated balance sheet at September 30, 2008 with an expected maturity of greater than one year. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

Foreign Currency Exchange Risk:  Historically, all of our expenses and our revenues were typically denominated in U. S. Dollars. On January 7, 2008, we acquired all the outstanding shares of Conceptus SAS.  As a result of this transaction, Conceptus SAS became a wholly owned subsidiary and its results of operations have been consolidated with our results of operations for financial reporting purposes as of the acquisition date. The functional currency of Conceptus SAS is the Euro; therefore, we are now exposed to changes in foreign exchange rates. We are exposed to foreign exchange rate fluctuations as we translate the financial statements of Conceptus SAS into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of Conceptus SAS’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We will seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. In connection with the acquisition of Conceptus SAS, we assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008. We have recorded the changes of the fair value of the hedge contract in our results of operations for the nine months ended September 30, 2008.  In 2007, we did not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

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

As of September 30, 2008, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2007 on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, updates to the following risk factors as of September 30, 2008 should be considered carefully while evaluating Conceptus and our business.

Our investment portfolio is invested in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

As of September 30, 2008, approximately $48.5 million (par value) of investments consisted entirely of auction rate securities backed by federal and state student loans securities with maturity of underlying notes up to 39 years.  These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

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

Government or third party reimbursement for the Essure procedure may not be available or may be inadequate, which could adversely affect consumer demand, limit our future product revenues and adversely affect our profitability.

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

In addition, the level of reimbursement offered by prevailing healthcare payment systems may correspondingly affect the level of co-payment that is required by the patient.  As an elective procedure, a patient’s decision to have the Essure procedure may be impacted by a decline in overall economic conditions as patients are forced to prioritize discretionary spending.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2008 the Company had cash and cash equivalents of $23.8 million.  This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing money market funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States and traditional money market funds.  To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

All of our cash and cash equivalents in our operating accounts are with third party financial institutions.  These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets.  To date we have experienced no loss or lack of access to cash in our operating accounts.

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

Date: November 7, 2008

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