Form 10-K
period 2008-12-31
CONCEPTUS INC
filed 2009-03-13
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the Registrant held by non-affiliates as of June 30, 2008 was $268,191,755 based upon the closing price of the common stock on the Nasdaq Global Market on June 30, 2008. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 30,430,882 shares of Registrant's Common Stock issued and outstanding as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

        The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto located elsewhere in this Annual Report on Form 10-K. This report, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words "believes," "anticipates," "intends," "expects," "plans," "should," "will," "seeks" and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our limited operating and sales history; our dependence on a single product; the uncertainty of market acceptance of our product; the effects of the current crisis affecting world financial markets; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion or any acquisition; our dependence on suppliers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in "Risk Factors" and other sections of this report. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Market, Ranking and Other Data

        This Annual Report on Form 10-K contains various estimates related to the women's healthcare, contraception and medical device markets. Some of these estimates have been included in studies published by government agencies and market research firms and some are our estimates and are based on our knowledge and experience in the markets in which we operate. Additionally, other estimates have been produced by industry analysts based on trends to date, their knowledge of technologies and markets and customer research, but these are forecasts only and are thus subject to inherent uncertainty. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this report. However, this information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this report, and estimates and beliefs based on that data, may not be reliable.

PART I

ITEM 1.    BUSINESS

Overview

        We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the U.S. Food and Drug Administration, or FDA. The Essure system uses a soft and flexible micro-insert that is delivered into a woman's fallopian tubes to provide permanent birth control by causing benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The effectiveness rate of the Essure system is 99.80% after four years of follow-up.

        On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS. As a result of this transaction, Conceptus SAS became our wholly-owned subsidiary, and through it we sell Essure directly in France and use distributors to sell Essure throughout the rest of Europe. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end-user pricing as compared to the price at which we previously sold the Essure product directly to Conceptus SAS. Our consolidated financial statements for the year ended December 31, 2008 include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008. Consolidated net sales for the year ended December 31, 2008 was approximately $102.0 million of which 79% were generated in the United States. For financial information about geographic areas and for segment information with respect to net sales, refer to the information set forth in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.

        We were incorporated in the state of Delaware on September 18, 1992. We maintain three websites located at www.conceptus.com, www.essuremd.com and www.essure.com. We make available free of charge on or through our websites, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (SEC). Information contained on our websites is not incorporated by reference into and does not form a part of this Form 10-K.

The Essure Procedure

        The Essure procedure is typically performed in the office setting and is intended to be a less invasive and a less costly solution to tubal ligation, the leading form of birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain and complications due to the incisions/punctures, and it can be performed in an outpatient setting. Currently, the majority of the Essure procedures are performed in a doctor's office using local anesthesia. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient or based on the experience and comfort level of the physician. In the Pivotal trial of the Essure system, the average hysteroscopic procedure time was 13 minutes. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At three months following the procedure, U.S. patients complete a confirmation test called a hysterosalpingogram, or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded. Outside of the United States, patients are required to return for a pelvic X-ray at three months post-procedure with a subsequent HSG if device location on the initial radiographic image appears suspicious.

        We believe that the Essure system is a better alternative to tubal ligation for physicians, hospitals and payers. The Essure system is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared with tubal ligation; and payers are able to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. In addition, we believe the Essure procedure is superior to other non-tubal ligation permanent contraception alternatives because, unlike other device designs, the Essure procedure does not involve the use of radio frequency (RF) energy, which subjects the patient to risks of thermal injury, bowel injury and dilutional hyponatremia. Payers may also benefit from the reduction of unplanned pregnancies associated with the use of temporary birth control methods. Published reports estimate that approximately 700,000 tubal ligation procedures are performed each year in the United States. We intend to capture the majority share of this market and establish the Essure procedure as the gold standard for permanent birth control. We also believe the Essure system is a solution for women whose family is complete but are using temporary birth control methods.

The Essure System

        We developed the Essure system in response to what we perceived as a market need for a permanent, less invasive and less costly solution to tubal ligation.

        The Essure micro-insert is designed to be placed into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive tubal access delivery system. The delivery system is a disposable plastic handle with a thumb-wheel that is connected to our proprietary guidewire and catheter system. The micro-insert is constructed of a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy, called Nitinol, and a layer of polyethylene terephthalate, or polyester fibers, wound between the inner coils. An Essure micro-insert is deployed into each of the woman's fallopian tubes using a hysteroscope. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the micro-insert. When released, the micro-insert automatically expands to the contours of the fallopian tube. Over a three-month time frame, the polyester fibers within the micro-insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing conception.

        We did not conduct a clinical trial to compare the Essure procedure to laparoscopic tubal ligation. We believe, however, based on current data from our Pivotal trial and published reports on laparoscopic tubal ligation, that the Essure placement procedure has the following key advantages over laparoscopic tubal ligation:

	Essure Procedure	Tubal Ligation
Procedure	Transcervical à Non- incisional	Incisional à Abdominal incision or puncture
Typical anesthesia	Local, IV sedation	General
Average hysteroscopic procedure time	13 minutes	Not Applicable
Average post-op recovery time	45 minutes	4-5 hours
Where performed	Outpatient / hospital, surgi-center or doctor's office	Inpatient / hospital or surgi-center
Average return to regular activities*	typically 24 hours	4-6 days

*
Excluding the day of procedure

        We believe that the Essure device and the Essure procedure offer the following important benefits to patients, physicians, hospitals and payers:

  Benefits to patients

  •
  No risks associated with incisions and reduced anesthesia risks because general or regional anesthesia is not typically used;

  •
  No risks associated with the use of RF energy that are used by competing non-tubal ligation alternatives;

  •
  Rapid return to regular activities typically within 24 hours as compared to four to six days for laparoscopic tubal ligation;

  •
  Proven effectiveness, with a four-year effectiveness rate of 99.80% after four years of follow-up;

  •
  No risks associated with hormones used in hormone-based contraception;

  •
  A confirmation test is conducted to reassure patients of the effectiveness of the procedure; and

  •
  No recurring management of contraception usage as compared to non-permanent contraception methods, such as the birth control pill, implants and injectables.

  Benefits to physicians and hospitals

  •
  Short and relatively easily performed procedure;

  •
  No risks associated with incisions, thermal injuries, bowel injuries or dilutional hyponatremia and reduced anesthesia risk because general or regional anesthesia is not typically used;

  •
  Procedures may be performed in a less resource-intensive environment—while Essure procedures may be performed in various settings including the physician office, hospital operating room and an ambulatory surgery center, the majority of Essure procedures now take place in physicians' offices; and

  •
  Elimination of costs related to the use of general or regional anesthesia and post-operative hospital stays.

  Benefits to payers

  •
  Lower cost procedure because of reduced use of general or regional anesthesia and reduced number of post-operative hospital stays;

  •
  Elimination of the costs associated with an operating room because the procedure can be performed in the physician's office; and

  •
  Cost savings resulting from the potential to reduce unplanned pregnancies.

  Patient Considerations

        There are, however, certain key factors that a woman must consider when she selects the Essure procedure.

  •
  Permanence.  The woman must be certain that she desires permanent birth control, because the Essure procedure is not reversible.

  •
  Effectiveness.  The Essure procedure is not 100% effective. We expect that a very small number of patients will report pregnancies from time to time usually due to improper placement of the Essure device, a failure to follow proper protocol by either physicians or patients and luteal phase pregnancies (pregnancies occurring prior to the Essure micro-insert placement).

  •
  Unsuccessful Placement Risk.  Not all women who undergo the Essure procedure will achieve successful placement of both micro-inserts. Approximately 1 out of every 7 women in the Essure Pivotal and Phase II clinical studies did not achieve successful placement of both micro-inserts during the first placement procedure. Twenty-two of these women chose to undergo a second procedure and achieved successful placement of both micro-inserts, and subsequently were able to rely on the Essure device for contraception. Further, based on the findings of a post-approval study performed in the commercial setting, approximately 1 out of every 12 women may not achieve successful placement of both micro-inserts during the first placement procedure. In June

    2007, the FDA approved a PMA supplement for a modified delivery system. We are conducting a post-approval study to investigate the bilateral placement rate for the modified delivery system, which is expected to be similar to previous models of the Essure system.

  •
  Three-Month Continuation of Temporary Birth Control.  For three or more months after the Essure procedure, a temporary method of birth control must be used until the Essure Confirmation Test.

  •
  Essure Confirmation Test.  Three months post-procedure, U.S. patients are required to return for the Essure Confirmation Test hysterosalpingogram, or HSG, which calls for contrast dye to be injected into the uterus to confirm occlusion of both fallopian tubes and verify proper micro-insert location. Outside of the United States, patients are required to return for a pelvic X-ray at three months post-procedure with a subsequent HSG if device location on the initial radiographic image appears suspicious.

  •
  Removal.  Removal of the Essure micro-inserts requires surgery; and removal is not intended for procedure reversal since the Essure procedure is not reversible.

        As with all medical procedures, there are risks associated with the Essure device and the Essure procedure. Because there are no abdominal incisions or punctures and general or regional anesthesia is typically not required, the risks associated with the Essure procedure are more typical of hysteroscopic procedures and are of a lesser severity than those of procedures that require invasion of the abdominal cavity. This is typified by the minor nature of most of the adverse events reported in our clinical trials. The most frequent risk with the Essure procedure is the inability to rely on the micro-insert for contraception, due primarily to lack of micro-insert placement and less frequently to misplacement of the micro-insert. Based on data gathered in our clinical trials, adverse events, which prevented reliance on the Essure device for contraception, were reported as follows: failure to place 2 micro-inserts in first procedure (14%), initial tubal patency (3.5%), expulsion (2.2%), perforation of fallopian tube (1.8%), or other unsatisfactory device location (0.6%). All of the patients in the Pivotal and Phase II clinical studies who experienced tubal patency at the 3-month HSG were found to have bilateral occlusion at a repeat HSG performed at approximately 6 months after the Essure procedure. In addition, all of the patients in the Pivotal clinical study who chose to undergo a second Essure procedure following a micro-insert expulsion achieved successful micro-insert placement and were subsequently able to rely on the Essure system for contraception. The majority of women report mild to moderate pain immediately after the Essure procedure. The most frequent adverse events and side effects reported as a result of the hysteroscopic procedure to place the micro-inserts were as follows: cramping (29.6%), pain (12.9%), nausea/vomiting (10.8%), dizziness/fainting (8.8%) and spotting/vaginal bleeding (6.8%). Hypervolemia, an increase in blood volume, occurred in <1% of cases. During the first year of reliance on the Essure system for contraception (approximately 15 months after micro-insert placement), the following episodes were reported as at least possibly related to the Essure micro-inserts: back pain (9.0%), abdominal pain (3.8%), and dyspareunia (painful intercourse) (3.6%). All other events occurred in less than 3% of women. Of those women who reported spotting, most reported spotting for an average of three days post-procedure. Of those women who reported experiencing pain, one-third reported that pain had generally subsided after the day of the procedure.

Our Clinical Progress

        We commenced a Phase II clinical study of safety and preliminary effectiveness of the Essure device in November 1998 and a Pivotal, or Phase III, trial of the Essure device in May 2000. The number of women in whom at least one of two Essure micro-inserts was placed totaled 682 between the two clinical trials. At three month follow-up, 647 women began relying on the Essure device as a method of permanent birth control. The clinical endpoints of the study include safety, effectiveness and patient satisfaction.

        In April 2002, based on data from our trials, we submitted our PMA application to the FDA. In November 2002, we received formal approval from the FDA to market the Essure device in the United States.

        Based on clinical trial data, the Essure device has been demonstrated to be 99.80% effective after four years and 99.74% effective after five years of follow-up as demonstrated in a small portion of women undergoing clinical studies. Up to nine year follow up of all patients in clinical trials is currently completed. We intend to submit a PMA supplement to the FDA to update the product labeling incorporating the results of the follow-up data.

        Based on the ESS205 post-approval study, the Essure Procedure has a 94.6% first procedure bilateral placement rate. In June 2007, the FDA approved a PMA supplement for a modified delivery system. A post-approval study is being conducted to investigate the bilateral placement rate for the modified delivery system, which is expected to be similar for the newest model of the Essure system.

        In addition, the Essure procedure has proven to have high patient satisfaction in our clinical trials. Clinical data submitted to the FDA in our Annual Reports show that Phase II study patients' tolerance to wearing the Essure device up to five years was rated as "good" to "excellent" in 99% of women at all visits through January 2006. Among women from our Pivotal trial who have worn the micro-inserts up to five years, at least 99% reported their comfort with the Essure device as "good" to "excellent" at all visits. At five-year follow-up (reporting as of December 2007), 98% of women reported their overall satisfaction as "somewhat satisfied" to "very satisfied." Excluding the day of the Essure placement procedure, 92% of women in our clinical trials who were employed returned to work in one day or less.

        Data from our clinical trials are undergoing analysis, and the clinical trial statistics presented may change as longer term follow-up data from the women participating in the trials is gathered, audited and analyzed, or if the FDA requests that calculations be performed in a different manner than presented in our PMA application.

        Other investigators are also conducting studies on the Essure device; as of January 2009, we know of 172 clinical publications related to Essure and hysteroscopic sterilization.

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

        According to the NSFG, approximately 13.8 million women in the United States rely on permanent birth control methods, such as tubal ligation and vasectomy. Published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States, and the prevalence increases with age and number of children. Approximately 89% of women in the United States who have had tubal ligation have birthed two or more children, according to the NSFG. According to the same source, among the women in the United States who have had tubal ligation, approximately 70% are between the ages of 35 and 44.

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

        Based on data from the CDC's 2002 National Survey of Family Growth, the following chart summarizes birth control methods used by women using contraception between the ages of 30-44 in the United States:

	Age 30–34	Age 35–39	Age 40–44
Fertile women (% of U.S. women in reproductive age, within their age range)	60.8%	47.1%	30.4%
Method:
Tubal ligation	28%	41%	50%
Pill	31%	19%	11%
Condom	17%	16%	12%
Vasectomy	9%	14%	18%
All others	15%	10%	9%

        Worldwide, there is a larger market for permanent birth control. The most current and available report on worldwide birth control statistics is the United Nations World Contraceptive Use 2007 report on birth control methods used by reproductive couples. According to the report, 63% of women aged 15-49 years were using a form of contraception. The report indicated that tubal ligation, the leading birth control method worldwide, was used by 20% of women, followed by intrauterine devices, or IUDs, at 16%, and oral contraceptives at 9%.

        We believe that, in addition to women that have completed childbearing, the Essure procedure also appeals to women who are in search of permanent birth control and who are currently using either temporary birth control methods or no birth control method. The Essure procedure is also a good choice for women who desire permanent birth control and are not good candidates for a surgical tubal ligation, including obese women, those with multiple previous surgeries and/or contraindications to general anesthesia. During the Phase II of the clinical study for the Essure procedure, over a follow up period of five years, 99% of the women who underwent the Essure procedure and returned for follow up rated their tolerance to the implanted Essure device as "good" to "excellent." Additionally, at all Pivotal trial visits subsequent to one-week post device placement, at least 99% of the women rated their comfort as "good" to "excellent." At all Pivotal trial study visits through five years follow up, at least 95% of women rated their overall satisfaction as "somewhat satisfied" to "very satisfied." Excluding the day of the Essure placement procedure, 92% of the patients in the Pivotal trial who were employed returned to work in one day or less. The safety and recovery profile of the Essure procedure is one of the reasons that we believe it may be a preferred alternative to currently available methods of permanent birth control.

Sales and Marketing

        On November 6, 2002, we received FDA approval to market the Essure device in the United States. The achievement of this major milestone enabled us to begin an aggressive marketing and sales campaign in the United States. We are distributing the Essure device in the United States through our direct sales force.

        Our sales and marketing strategy is to market the Essure device primarily to gynecologists while building interest and awareness among consumers and general practitioners. Through the use of public relations and targeted advertising and targeted direct-to-consumer advertising, we intend to increase awareness of the Essure procedure among consumers, general practitioners and the broader medical community. In this regard, we conduct regional advertisements in a variety of media, including television, radio, direct mail and print. We also continue to attend meetings for the American Association of Gynecologic Laparoscopists (AAGL) and American College of Obstetricians and Gynecologists (ACOG) and women's healthcare societies. Through these programs, we hope to drive patient awareness of the Essure procedure and interest from our clinical community.

        We continue to increase the size of our sales force so as to increase our call frequency on physicians. Among other responsibilities, our sales representatives are attempting to increase penetration and utilization of the Essure procedure, as well as to facilitate the movement of the Essure procedure to the office environment.

        The Essure device is currently being marketed in multiple countries. Internationally, we are selling the Essure device through a combination of direct sales forces and distribution networks.

        Our strategy in the near term is to focus on moving physicians through three stages of usage: preceptorship, in-hospital certification and in-office. We believe the office is the best site of service for the Essure procedure because it is where the benefits are most realized, the most satisfying and comfortable place for the patient, where the physician is the most economically and logistically efficient, and it represents the lowest cost site of service to the payer or state. In addition, we will focus in the near term on direct to consumer advertising which we expect will grow the awareness of the Essure system among women and the medical community, thereby increasing the number of women who choose the Essure procedure.

Reimbursement

        Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of December 31, 2008, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 46 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual's specific benefit plan.

        Effective January 1, 2009, the Centers for Medicare and Medicaid Service (CMS), the Medicare Physician Fee Schedule national average payment for hysteroscopic sterilization (CPT code) is $427 when performed in a hospital (facility) and $1,862 (non-facility) when performed in a physician's office. In addition, in the CMS Final Rule for the 2009 Outpatient Prospective Payment System or OPPS, which assigns hospital outpatient reimbursement amounts, CPT 58565 maps to APC 202 which is assigned a Medicare National Average of $2,888, which under Medicare includes the cost of the implant. In 2009, the Medicare national average payment for hysteroscopic sterilization in the ambulatory surgery center is $1,535, which includes the cost of the implant. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

        Effective May 15, 2008, California's state fee-for-service Medicaid program announced coverage of the Essure procedure for beneficiaries that are 21 years of age or older. Physicians may perform the Essure procedure in the physician's office, the ambulatory surgery center or the hospital outpatient department. Medi-Cal is to pay $2,282 as a global fee for an in-office procedure. We believe these values are very favorable for the Essure procedure and will continue to help in establishing increased utilization for devices amongst doctors.

        Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

        During the last several years, we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. In Europe, we are developing a strategic plan to obtain reimbursement in a number of European countries. In France, we obtained official reimbursement under certain conditions for the Essure device in February 2005 for the term of two years with the Haute Autorité de Santé, or HAS. This conditional approval required the procedure to be reserved for patients who had a potential laparoscopic risk. In addition, it required a follow up to demonstrate the safety of the Essure device, for which we conducted a multicenter study. As a result of these studies, the "Haute Autorité de Santé" lifted all the restrictions in October 2007, thereby putting the Essure procedure on an equal footing with tubal ligations. Following this decision, the Essure procedure is covered in France for all women, regardless of medical status. In addition, the CEPS in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 663 Euros for the next five years.

Manufacturing

        We have a manufacturing facility at our headquarters in Mountain View, California, which we use only for pilot-line manufacturing. We have a third-party original equipment manufacturer ("OEM") which manufactures Essure devices at their manufacturing facility located in Mexico. We are currently validating a second source OEM.

        Our agreement with our OEM provides that they will continue to use our qualified suppliers of materials and components, unless we agree otherwise. We conduct periodic quality audits of our key suppliers. Most components, including nickel titanium alloy, delivery wires, the inner release catheter tubing and stainless steel wires, are available from more than one source and we intend to qualify at least two sources for certain components. Currently, the key single source supplier component is the polyester fiber. The polyester fiber causes the necessary tissue in-growth, is made to our specifications and currently has only one qualified source supplier. However, we have accumulated a quantity of this material that exceeds our anticipated production needs for the next several years. We are in the process of qualifying a second source supplier for this fiber.

        Our manufacturing facility and our OEM's manufacturing facilities are subject to periodic inspection by regulatory authorities. Our quality management system is subject to FDA Part 820—Quality System Regulations. These regulations require that we conduct our product design, testing, manufacturing and quality control activities in conformance with these regulations and that we maintain our documentation and records of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch and is registered with the FDA. In addition our manufacturing facility has received EN/ISO 13485 Quality Management Systems certification and our quality system is in compliance with the European Union Medical Device Directive 93/42/EEC, allowing us to affix the CE Mark to our products after assembling appropriate documentation. EN/ISO 13485 Quality Management Systems standards have been developed to harmonize standards for the design, manufacturing and distribution of medical devices. Quality operations have been developed to comply with worldwide regulatory requirements that companies know the standards of quality on a worldwide basis.

Research and Development

        Our research and development activities are performed by our product development, process engineering, intellectual property and regulatory and clinical research staff. Research and development expenses for 2008, 2007, and 2006 were approximately $6.8 million, $5.9 million, and $4.4 million, respectively. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and enhancements.

Intellectual Property

        Our policy is to protect our proprietary position aggressively by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, a division of Boston Scientific Corporation, we have filed device and method patents for the use of our product in new clinical applications and have pursued patents for several of our other inventions and developments. As of January 31, 2009, we had 20 U.S. patent applications, 26 U.S. issued patents pending, 29 foreign and/or international patent applications pending and 61 issued foreign patents. Our issued patents include claims relevant to transcervical fallopian tube occlusion devices and methods, guidewire manipulation, a guidewire design, fallopian tube visualization, electrosurgical instruments and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device.

        We obtained an exclusive license in the field of reproductive physiology to technology developed by Target Therapeutics. In addition, we have granted to Target Therapeutics an exclusive license to our technology in certain fields of interventional medicine outside of reproductive physiology. Our exclusive license of Target Therapeutics' technology encompasses certain technology developed by Target Therapeutics as of February 1, 1996. We do not have any preferential rights to technology developed by Target Therapeutics after that date. The license from Target Therapeutics includes patents which relate to the design of its micro-catheters (the initial patent for which expired in June 2006), certain aspects of guidewire design and other important aspects of micro-catheter, guidewire and micro-coil technologies. In addition, should any of our Target Therapeutics technology be found to infringe upon a third party's patent rights, it may affect our ability to develop, market and sell additional products in the future. Finally, Target Therapeutics has the right to terminate our license if we materially breach the terms of the license. If the Target Therapeutics license were terminated, it might affect our ability to develop, market and sell additional products in the future.

        We believe that we are free to make and sell our product, and that our product and its intended use does not infringe any valid patent rights of any other party. However, a third party, Ovion, Inc. (a subsidiary of American Medical Systems Holdings, Inc.), or Ovion, brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated that it believes the claims of its patent and application cover Essure and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. We are obligated to pay 3.25% of the accumulative revenue derived from sale of the Essure system in excess of $75.0 million as royalty for a period of ten years starting from the date of settlement. In accordance with the terms of the settlement agreement, our prepaid royalties will be fully amortized when cumulative net sales of Essure system reached $136.5 million. Prepaid royalties were fully amortized at December 31, 2007. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

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

Government Regulations

        The research, development, manufacture, labeling and distribution of medical diagnostic and surgical devices and pharmaceutical products intended for commercial use are subject to extensive governmental regulation by the FDA in the United States and by a variety of regulatory agencies in other countries. Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical products and devices must comply with certain regulations governing the design, testing, manufacturing, packaging, servicing and marketing of medical products.

  United States Regulation

        The manufacture and sale of our product are subject to extensive regulation by numerous governmental authorities, principally the FDA as well as state agencies. In particular, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The FDA requires that all medical devices introduced to the market either be preceded by a pre-market notification clearance under Section 510(k) of the FD&C Act, or an approved PMA. A PMA application is approved when the FDA has determined that we have submitted clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications, or for devices that are not of the same type or substantially equivalent to a device in commercial distribution prior to 1976.

        The FDA imposes numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We and our OEM are required to adhere to applicable FDA and other regulations, including testing, control and documentation requirements. Ongoing compliance with the Quality Systems Regulations and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services. If we or our OEM do not comply with applicable regulatory requirements, we may be subject to warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of approvals and criminal prosecution, among other penalties.

        The Essure device is regulated by the FDA and received FDA PMA approval for commercialization in the United States on November 6, 2002. We received approval to commercialize the latest model of our Essure device on June 15, 2007. In July 1994, our former San Carlos facility was inspected by the California Department of Health Services, and we were subsequently granted a California medical device manufacturing license. In February 1997, our San Carlos facility was inspected by the California Department of Health Services, and we were granted a California drug manufacturing license. In March 1997, we were inspected by the FDA, with no action indicated and we became ISO 9001 certified in December 2000. In July 2002, we successfully passed another FDA inspection and, partly as a result, received our PMA approval in November 2002. Our San Carlos facility was inspected by FDA again in June 2003, which resulted in FDA483 (audit findings), which were addressed adequately. A California Department of Health Services inspection occurred in June 2008, which generated two minor findings, and resulted in a State Manufacturing License for Conceptus. In July 2008, our Mountain View facility underwent another FDA inspection and we successfully passed our inspection with no action indicated.

        As part of the conditions of approval, we are required to provide data annually to the FDA in order to gather long-term safety and effectiveness data on the Essure system. For the newest model of the Essure System, we are also required to conduct a post approval study in the United States to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. We are also subject to regulation by the U.S. Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our product are subject to change. We cannot predict what impact, if any, such changes might have on our future ability to manufacture, market and distribute the Essure system.

  International Regulation

        Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. In addition, there can be no assurance that we will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Our failure to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for importation into various countries, could have a material adverse effect on our business, financial condition and results of operations.

        The European Union has promulgated rules which require manufacturers of medical products to obtain the right to affix to their products the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives. In some markets, approval to distribute is subject to compliance with local regulations such as registration with health ministries and/or particular requirements regarding labeling or distribution.

        Some countries in which we currently operate or contemplate to operate either do not currently regulate medical devices or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could delay or prevent us from marketing the Essure system in these countries.

        On February 2, 2009, we have obtained the Brazilian National Health Regulatory approval that enables us to market our product in Brazil. We believe that the Brazilian market could represent a significant market opportunity.

        On December 15, 2008, Conceptus Medical Limited ("CML") was incorporated in the United Kingdom and became a wholly owned subsidiary. CML was established to serve as our direct sales office in the United Kingdom after the termination of our distributor during the fourth quarter of 2008. We believe that the United Kingdom market supports over 60,000 cases of permanent birth control between tubal ligation and vasectomies on an annual basis. We believe the establishment of CML continues to expand our direct presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold to the distributor.

Competition

        The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we will need to continue to demonstrate the advantages of our Essure products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. As we commercialize and market the Essure system, we expect to compete with:

  •
  other methods of permanent contraception, in particular tubal ligation;

  •
  other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

  •
  other companies that may are developing permanent contraception devices that are similar to or otherwise compete with the Essure system.

        We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of reversible birth control for both women and men.

        As of December 31, 2008, we were aware of two companies, Hologic, Inc. and American Medical Systems, Inc. which were attempting to bring transcervical sterilization devices to the market. In January 2009, Hologic received CE marking approval for its permanent contraception system, allowing it to market its product in the 27 countries of the European Union (EU) and three of the four member states of the European Free Trade Associations (EFTA). In the United States, the PMA application for this company is currently under Food and Drug Administration (FDA) review. This company is in the process of registering its product in Canada and Australia. In February 2009, American Medical Systems announced it has decided to suspend their development efforts in the women's permanent contraception product market.

        Many of our competitors possess a larger women's health focused sales force and have access to the greater resources required to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with the Essure system. Our competitive position also depends on:

  •
  widespread awareness, acceptance and adoption of our Essure product;

  •
  our ability to respond promptly to medical and technological changes through the development and commercialization of new products;

  •
  availability of coverage and reimbursement from third-party payors, insurance companies and others for the Essure procedure;

  •
  the manufacture and delivery of our products in sufficient volumes on time, and accurately predicting and controlling costs associated with manufacturing, installation, warranty and maintenance of the products;

  •
  our ability to attract and retain qualified personnel;

  •
  the extent of our patent protection or our ability to otherwise develop proprietary products and processes; and

  •
  securing sufficient capital resources to expand our sales and marketing efforts.

        These and other competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system.

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

Employees

        As of December 31, 2008, we have 236 full-time employees, consisting of 19 in manufacturing and quality assurance and engineering, 16 in research and development, 162 in sales and marketing and 39 in general and administrative functions worldwide. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our strategic objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

        None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

ITEM 1A.    RISK FACTORS

        In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating Conceptus and our business. The risks and uncertainties described below are those that we currently believe may materially affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware, may become important factors that affect us in the future. You should not consider this list to be a complete statement of all potential risks and uncertainties.

         We are presently a one product company and if our product fails to gain market acceptance, our business will suffer.

        We are dependent on the Essure system, which is currently our only commercial product. Notwithstanding FDA approval to market the Essure system in November 2002, the Essure system is a novel product compared to other products in the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians will be essential for market acceptance of our product. Physicians and patients may not accept our product and we may not be able to obtain their recommendations or endorsements in sufficient amounts to be profitable. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If the Essure system does not achieve significant market acceptance among physicians, patients and healthcare payers, even if reimbursement levels are sufficient and necessary U.S. and international regulatory approvals are maintained, we may fail to achieve significant revenues or sustain profitability.

         We have a limited history of operation with the Essure system, and since inception, have incurred operating losses. We may continue to incur operating losses and we may never achieve or maintain profitability.

        We have a limited history of operation with the Essure system and since our inception in 1992, we have incurred operating losses until we experienced our first operating profit for the quarter ending September 30, 2008. Our operating income (loss) was $0.9 million in fiscal year 2008, ($14.2) million in fiscal year 2007 and ($19.8) million in fiscal year 2006. We may continue to incur operating losses as we continue sales and marketing efforts worldwide and in the United States. Our operating loss will continue until sufficient revenues can be generated to offset these expenses. These losses have caused and may continue to cause our stockholders' equity and net current assets to decrease. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and our ability to satisfy our obligations in the future.

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

        Our advertising programs, which are aimed at increasing consumer awareness for our Essure system, are generally expensive and may have limited success, if any. We have recently increased the number and extent of these advertising programs to make more women aware of the Essure procedure. Such campaigns require consumers to make contact with an Essure trained physician, which at times may involve a referral from their primary care physician, and to then be provided information regarding birth control options by the physician, be preauthorized for insurance reimbursement and then be scheduled for the procedure. Many of these steps are not within our control, and the advertising programs may not result in revenue generation commensurate with their costs.

         We may experience disruption in supply due to our dependence on our contract manufacturer to supply our commercial product requirements and our inability to obtain suppliers of certain components for our products.

        Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages or environmental factors. In addition, we and our third party manufacturer purchase both raw materials used in our product and finished goods from various suppliers, and we rely on a single source supplier for certain components of our product. Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we or our contract manufacturer are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find alternate suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business.

         We could face intense competition, and if we are unable to compete effectively, demand for the Essure system may be reduced.

        The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we will need to continue to demonstrate the advantages of our Essure products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. As we commercialize and market the Essure system, we expect to compete with:

  •
  other methods of permanent contraception, in particular tubal ligation;

  •
  other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

  •
  other companies that may are developing permanent contraception devices that are similar to or otherwise compete with the Essure system.

        We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of reversible birth control for both women and men.

        As of December 31, 2008, we were aware of two companies, Hologic, Inc. and American Medical Systems, Inc. which were attempting to bring transcervical sterilization devices to the market. In January 2009, Hologic received CE marking approval for its permanent contraception system, allowing it to market its product in the 27 countries of the European Union (EU) and three of the four member states of the European Free Trade Associations (EFTA). In the United States, the PMA application for this company is currently under Food and Drug Administration (FDA) review. This company is in the process of registering its product in Canada and Australia. In February 2009, American Medical Systems announced that it has decided to suspend their development efforts in the women's permanent contraception product market.

        Many of our competitors possess a larger women's health focused sales force and have access to the greater resources required to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with the Essure system. Our competitive position also depends on:

  •
  widespread awareness, acceptance and adoption of our Essure product;

  •
  our ability to respond promptly to medical and technological changes through the development and commercialization of new products;

  •
  availability of coverage and reimbursement from third-party payors, insurance companies and others for the Essure procedure;

  •
  the manufacture and delivery of our products in sufficient volumes on time, and accurately predicting and controlling costs associated with manufacturing, installation, warranty and maintenance of the products;

  •
  our ability to attract and retain qualified personnel;

  •
  the extent of our patent protection or our ability to otherwise develop proprietary products and processes; and

  •
  securing sufficient capital resources to expand our sales and marketing efforts.

        These and other competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system.

         The current crisis affecting world financial markets may adversely affect our business and prospects.

        Worldwide market acceptance of our Essure system is dependent upon the medical equipment purchasing and procurement practices of our physician customers, patient demand for our Essure System and procedures and the reimbursement of patient's medical expenses by government healthcare programs. The current economic climate may result in the purchasers of medical equipment decreasing their medical equipment purchasing and procurement activities. Additionally, constrictions in world credit markets may result in our customers having increased difficulty securing the financing necessary to purchase our products which may result in decreased sales. Widespread economic uncertainty may also result in cost-conscious consumers making fewer elective trips to their physicians and specialists which could result in reduced demand for the Essure system. Furthermore, governments around the world facing tightening budgets could move to further reduce the reimbursement rates offered by government sponsored healthcare programs. If the current economic condition results in the occurrence of any of these events, our business and prospects may be materially adversely affected.

         Recent disruptions in the financial markets could affect our ability to obtain debt financing on favorable terms or at al,.

        The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access debt financing on favorable terms or at all.

         Our stock price is volatile.

        The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

  •
  announcements and rumors of developments related to our business, including changes in reimbursement rates or regulatory requirements, proposed and completed acquisitions, or the industry in which we compete;

  •
  published studies and reports relating to the comparative efficacy of products and markets in which we participate;

  •
  quarterly fluctuations in our actual or anticipated operating results and order levels;

  •
  general conditions in the worldwide economy;

  •
  announcements of technological innovations;

  •
  new products or product enhancements by us or our competitors;

  •
  developments in patents or other intellectual property rights and litigation; and

  •
  developments in relationships with our customers and suppliers.

        The price of our common stock also may be adversely affected by the amount of common stock issuable upon conversion of our Convertible Notes. In addition, in recent years the stock market in general and the markets for shares of "high-tech" companies have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

         If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

        In September 2005, we received FDA approval to terminate our post-approval study with physicians newly trained in performing the Essure procedure due to the positive placement data obtained to date. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the Essure micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by the FDA had not been completed, the data obtained provided us with the ability to request an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been reclassified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the Pivotal study. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA. In March 2006, we filed a PMA supplement with the FDA in order to obtain approval for a modified delivery system and micro-insert, and new valved introducer. We received such approval from the FDA in June 2007. A post-approval study is being conducted to investigate the bilateral placement rate at first attempt for the modified delivery system and micro-insert, and is expected to be similar for the newest model of the Essure system.

        Nevertheless, the long-term results of using the Essure device will not be available for several years. If long-term studies or clinical experience indicate that the Essure system is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

         Our future liquidity and capital requirements are uncertain.

        As we commercialize and market the Essure system on a wide scale basis, we may require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity or debt financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

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

  •
  the progress and cost of product development programs; and

  •
  the requirement to make royalty payments subject to the Ovion-Conceptus settlement agreement.

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

        We cannot assure you that we, our contract manufacturer, component suppliers or other subcontractors will be able to maintain compliance with all regulatory requirements. The failure by us or our contract manufacturer, component suppliers or other subcontractors to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, in the case of our contract manufacturer, component supplier or subcontractor, until a new manufacturer, supplier or subcontractor has been identified and evaluated. In addition, our failure to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Furthermore, we cannot assure you that if we find it necessary to engage new manufacturers, suppliers or subcontractors to satisfy our business requirements that we will be able to locate new manufacturers, suppliers or contractors who are in compliance with regulatory requirements. Our failure to do so could have a material adverse effect on our business.

         Healthcare reform may limit our return on our product.

        The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control healthcare costs. These proposals may contain measures intended to control public and private spending on healthcare, as well as to provide universal public access to the healthcare system. If enacted, these proposals may result in a substantial restructuring of the healthcare delivery system. Significant changes in the healthcare system in the United States are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

         Our liquidity could be adversely impacted by adverse conditions in the financial markets.

        At December 31, 2008, we had cash and cash equivalents of $54.7 million. This available cash and cash equivalents are held in accounts at financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing money market funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States and traditional money market funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        All of our cash and cash equivalents in our operating accounts are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts.

         Currency exchange rate fluctuations will impact our financial performance.

        Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with U.S. GAAP, a portion of our revenue and operating expenses is in foreign currencies. As a result, we are subject to currency risks that could adversely affect our operations, including:

  •
  risks resulting from changes in currency exchange rates and the implementation of exchange controls; and

  •
  limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

        Changes in exchange rates will result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity. Although we may seek to minimize our currency exposure by engaging in hedging transactions where we deem it appropriate, we do not know whether our efforts will be successful.

         A portion of our investment portfolio is in auction rate securities.

        As of December 31, 2008, we held approximately $48.5 million (par value) of investments consisting entirely of auction rate securities backed by federal and state student loans securities. These auction rate securities have contractual maturities ranging from 2028 through 2047. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

        During 2008, we experienced failed auctions of our auction rate securities and there is no assurance that auctions on these securities in our investment portfolio will succeed in the future. On December 3, 2008, we accepted an offer from UBS, the fund manager with whom we hold our auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights, or Rights, which allow us to sell the auction rate securities to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. In exchange, the Company released UBS from claims that it may have for damages related to the auction rate securities (other than consequential damages), and we granted UBS the right to sell or otherwise dispose of the auction rate securities on its behalf (so long as we are paid the par value of the auction rate securities upon any disposition).

        The Rights are subject to a number of risks. Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our auction rate securities at par, or at any other price during the put period described above. We will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. Moreover, if we choose to not exercise the Rights or if UBS is unable to honor the Rights, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. If issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments' recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course. However, we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize additional impairment charges in our results of operations with respect to these investments.

         Our international operations expose us to additional operational challenges that we might not otherwise face.

        We are subject to a number of additional risks and expenses due to our international operations. Any of these risks or expenses could have a material adverse effect on our operating results. These risks and expenses include:

  •
  difficulties in staffing and managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;

  •
  shipping delays;

  •
  protectionist laws and business practices that favor local companies;

  •
  difficulties in enforcing agreements with and collecting receivables from customers outside the United States;

  •
  difficulties and expenses related to implementing internal controls over financial reporting and disclosure controls and procedures;

  •
  expenses associated with customizing products for clients in foreign countries;

  •
  possible adverse tax consequences;

  •
  the inability to obtain favorable third-party reimbursements;

  •
  the inability to obtain required regulatory approvals;

  •
  governmental currency controls;

  •
  changes in foreign regulatory laws governing sales of medical devices;

  •
  failure of local laws to provide the same degree of protection against infringement of our intellectual property;

  •
  clone or "knock off" products;

  •
  political and economic changes and disruptions; and

  •
  contractual provisions governed by foreign laws and various trade restrictions, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations.

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

        Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as Medicaid programs. The federal Stark law and self-referral prohibitions under analogous state laws restrict referrals by physicians and, in some instances, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. These healthcare fraud and abuse laws are subject to evolving interpretations by various state and federal enforcement and regulatory authorities. Under current interpretations of the federal false claims act and certain similar state laws, some of these laws may also be subject to enforcement in a qui tam lawsuit brought by a private party "whistleblower," with or without the intervention of the government.

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

        Although we have reached a settlement agreement with Ovion, we still believe that some or all of Ovion's claims should be included within our own patents and we have requested that the PTO declare an interference. An interference is a proceeding within the PTO to determine which party was the first to invent, and which party is thereby entitled to ownership of the claims. We believe that we filed our patent applications for the Essure system before Ovion filed the application that issued as its patent, and that we are entitled to any patentable claims now appearing in their patent that cover our product. We do not know whether the PTO will declare interference, whether we invented our product prior to Ovion's date of invention or whether we will prevail in an interference proceeding if it is declared by the PTO. If the PTO declares interference in our favor and we are found to have priority of invention, we may avoid having to pay Ovion future royalties on the sales of our product.

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

        We may in the future acquire one or more technologies, products or companies that complement our business, such as our recent acquisition of Conceptus SAS in France in January 2008. We may not be able to effectively integrate these into our business and any such acquisition or expansion could bring additional risks, exposures and challenges to our company. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products, companies or expand operations, it may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products or companies, our stockholders may experience substantial dilution. If we fail to manage any expansion or acquisition, our business could be impaired.

         Government or third party reimbursement for the Essure procedure may not be available or may be inadequate, which could adversely affect consumer demand, limit our future product revenues and adversely affect our profitability.

        Market acceptance of the Essure system in the United States and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement.

        Availability and extent of continued reimbursement will depend, at least in part, on the clinical and cost effectiveness of our product. We cannot assure that reimbursement for our product will continue to be available in the United States or in international markets under either government or private reimbursement systems, or that those physicians will support and advocate reimbursement for use of our product for all indications intended by us. We may be unable to obtain or maintain reimbursement in any country within a particular time frame, for a particular amount or at all, which would limit our future product revenues and delay or prevent our profitability.

        In addition, the level of reimbursement offered by prevailing healthcare payment systems may correspondingly affect the level of co-payment that is required by the patient. As an elective procedure, a patient's decision to have the Essure procedure may be impacted by a decline in overall economic conditions as patients are forced to prioritize discretionary spending.

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

         We are required to recognize expense for stock-based compensation related to employee stock options and other share-based payment awards, and we cannot assure you that the expense that we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

        Medical technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. The application of SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin 107 using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. As a result of the application of SFAS 123(R), our net losses for the fiscal years 2008, 2007, and 2006 were higher than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

        If a "fundamental change" (as defined in the indenture governing the 2.25% convertible senior notes due 2007), occurs, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In the event of a "make-whole fundamental change (as defined in the indenture governing the notes)," we also may be required to increase the conversion rate applicable to the notes surrendered for conversion in connection with that make-whole fundamental change. In addition, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions, including the provisions of our charter documents and Delaware law, could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our security holders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES

        We are headquartered in Mountain View, California where we lease a building occupying approximately 58,242 square feet of office, research and development and manufacturing space. The lease agreement has an expiration date of June 15, 2009. On December 5, 2008 we renegotiated our current lease for an additional forty-nine months. The new lease agreement has an expiration date of July 31, 2013.

        With the acquisition of Conceptus SAS on January 7, 2008, we assumed a lease of a 1,938 square foot sales office located in Versailles, France. This lease expires on March 7, 2011.

        In July 2008 we entered into a Lease Agreement for a minimal office space in the United Kingdom. This lease expires on July 16, 2009.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

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

	High	Low
Year Ended December 31, 2008:
Fourth Quarter	$17.16	$9.17
Third Quarter	$20.03	$15.81
Second Quarter	$19.86	$16.73
First Quarter	$19.41	$13.97
Year Ended December 31, 2007:
Fourth Quarter	$22.22	$17.87
Third Quarter	$20.38	$14.68
Second Quarter	$21.95	$17.12
First Quarter	$23.69	$17.71

        As of February 23, 2009, there were 116 stockholders of record and the last reported sale price of our common stock was $11.68.

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

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Performance Graph

        The following graph compares the five years cumulative total stockholder return for the Company's common stock, assuming reinvestment of all dividends, for the period from December 31, 2003 to December 31, 2008 to that of the Nasdaq Stock Market—U.S. Index and the Nasdaq Medical Equipment Index for the period from December 31, 2003 to December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the Company's Common Stock and in each of the comparative indices.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents selected consolidated financial data of Conceptus, Inc. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report. The selected consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements and the related notes, which are not included in this report.

	Years Ended December 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$101,977	$64,442	$41,900	$21,169	$11,612
Cost of goods sold	21,650	16,682	14,027	8,396	7,112

Gross profit	80,327	47,760	27,873	12,773	4,500

Operating expenses:
Research and development	6,788	5,875	4,366	4,264	4,067
Selling, general and administrative	72,685	56,084	43,318	31,255	27,075

Total operating expenses	79,473	61,959	47,684	35,519	31,142

Operating income (loss)	854	(14,199)	(19,811)	(22,746)	(26,642)
Interest income and other expense and other expense, net	(961)	2,567	1,324	945	573

Loss before provision for income taxes	(107)	(11,632)	(18,487)	(21,801)	(26,069)
Benefit from income taxes	(24)	—	—	—	—

Net loss	$(83)	$(11,632)	$(18,487)	$(21,801)	$(26,069)

Basic and diluted net loss per share	$(0.00)	$(0.39)	$(0.64)	$(0.82)	$(1.05)

Weighted-average shares used in computing
basic and diluted net loss per share	30,216	29,463	28,993	26,725	24,754

(1)
We adopted SFAS 123(R) on January 1, 2006 and have included employee based stock-based compensation in our results of operations in 2008, 2007 and 2006.

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments(2)	$54,720	$45,150	$25,838	$32,492	$32,271
Working capital	35,406	50,484	26,079	34,589	32,165
Total assets(3)	163,705	120,675	39,751	47,409	42,177
Notes payable	86,250	86,250	—	—	—
Accumulated deficit	(235,332)	(235,249)	(223,617)	(205,130)	(183,329)
Total stockholders' equity	30,446	21,927	31,014	40,171	36,994

(2)
Includes restricted cash of $69,000 at December 31, 2005, 2004 and 2003.

(3)
Includes restricted cash of $351,000 at December 31, 2008.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto located elsewhere in this report.

Overview

        We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the U.S. Food and Drug Administration, or FDA. The Essure system uses a soft and flexible micro-insert that is delivered into a woman's fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The effectiveness rate of the Essure system is 99.80% after four years of follow-up.

        On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS. As a result of this transaction, Conceptus SAS became our wholly-owned subsidiary, which sells Essure directly in France and utilizes distributors to sell Essure throughout the rest of Europe. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold the Essure product directly to Conceptus SAS. Our consolidated financial statements for the year ended December 31, 2008 include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008. Consolidated net sales for the year ended December 31, 2008 were $102.0 million of which 79% were generated in the United States. For financial information about geographic areas and for segment information with respect to net sales, refer to the information set forth in Note 2 of our consolidated financial statements.

The Essure Procedure

        The Essure procedure is typically performed in the office setting and is intended to be a less invasive and a less costly solution to tubal ligation, the leading form of permanent birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting. Currently, the majority of the Essure procedures are performed using conscious sedation, such as IV sedation with a local anesthesia. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician. In the Pivotal trial of the Essure system, the average hysteroscopic procedure time was 13 minutes. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, U.S. patients complete a confirmation test called a hysterosalpingogram, or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded. Outside of the United States, patients are required to return for a pelvic X-ray at three months post-procedure with a subsequent HSG if device location on the initial radiographic image appears suspicious.

        We believe that the Essure system is a better alternative to tubal ligation for physicians, hospitals and payers. The Essure system is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared with tubal ligation; and payers are able to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations. In addition, we believe the Essure procedure is superior to other non-tubal ligation permanent contraception alternatives because, unlike other device designs, the Essure procedure does not involve the use of radio frequency (RF) energy, which subjects the patient to risks of thermal injury, bowel injury and dilutional hyponatremia. Published reports estimate that approximately 700,000 tubal ligation procedures are performed each year in the United States. We intend to capture the majority share of this market and establish the Essure procedure as the gold standard for permanent birth control. We also believe the Essure system is a solution for women whose family is complete but are using temporary methods of birth control. In addition, payers may also benefit from the reduction of unplanned pregnancies associated with non-permanent birth control methods used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may otherwise elect to use the Essure system.

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

  •
  Allowance for Doubtful Accounts;

  •
  Cash Equivalents and Marketable Securities;

  •
  Warranty Obligation;

  •
  Impairment of Long-Lived Assets;

  •
  Debt;

  •
  Contingent Liabilities; and

  •
  Income Taxes.

Revenue Recognition

        Our revenue is primarily comprised of the sale of our Essure system. We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements or SAB 104. Under this standard, the following four criteria must be met in order to recognize revenue:

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

        For sales through distributors we recognize revenues upon shipment as we have no continuing obligations subsequent to shipment. Our distributors are responsible for all marketing, sales, training and warranty of the Essure device in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure system and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

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

        We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectability is reasonably assured.

        Certain sales of our Essure system require delivery of additional items. These obligations are fulfilled after shipment of the Essure system, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables or EITF 00-21. When we have objective and reliable evidence of fair value of the undelivered elements we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise we defer all revenue until all elements are delivered.

Stock-Based Compensation Expense

        Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions shown in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock-price volatility. The assumptions used in calculating the fair value of share-based compensation represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

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

        As of December 31, 2008 and 2007, our reserves were approximately $0.1 million and $0.2 million, respectively.

Allowance for Doubtful Accounts

        We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers not paying us. However, we account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Our exposure to credit losses may change as we increase our receivables. Changes in customer type and mix, as well as domestic and international economic climate, will also impact potential credit losses. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of our customers were to deteriorate, resulting in an impairment of our ability to make payments, additional allowances may be required. In addition, our increase in sales may result in a higher accounts receivable balance, which may require a higher balance in the allowance. As of December 31, 2008 and 2007, our allowance for doubtful accounts totaled approximately $0.5 million and $0.4 million, respectively.

Cash Equivalents and Marketable Securities

        We consider all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. We maintain deposits with three financial institutions and invest our excess cash primarily in money market funds, commercial paper, corporate notes, municipal bonds and government securities, which bear minimal risk. Our cash and cash equivalents in our operating accounts are with third party financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts. At December 31, 2008 long-term investments consist of auction rate securities ("ARS").

        As of December 31, 2008, we held $48.5 million (par value) in ARS backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

        Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government. Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par. We have experienced failed auction in 2008 on all of our ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

        In November 2008, we accepted an offer from UBS AG ("UBS"), providing us with rights related to our auction rate security rights (the "Rights"). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights at par value. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

        UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

        We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. As a result, upon acceptance of the offer from UBS, we recorded approximately $5.1 million as the fair value of the Rights with a corresponding credit to other income. As a result of our elections to record the Rights at fair value, unrealized gains and losses will be included in earnings in future periods. We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk.

        Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the ARS as long-term investments until June 30, 2009, one year prior to the expected settlement.

        Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments. We recorded unrealized gains and losses on our available-for-sale securities, in accumulated other comprehensive income (loss) in the stockholders' equity section of our balance sheets. Such an unrealized loss did not change net income (loss) for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 30, 2010, we transferred our ARS from available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects our intent to exercise our put option during the period June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value.

        We recorded a temporary reduction in carrying value of $2.8 million for the nine months ended September 30, 2008, which was recorded as an unrealized loss in accumulated other comprehensive loss. Upon transfer to trading securities, we transferred the $2.8 million recorded as unrealized loss in accumulated other comprehensive loss and recorded an unrealized loss of $5.3 million in other expense, net in the fourth quarter of 2008, representing the difference between the par and fair value of the ARS at the date of transfer. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions occurring. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

        In the future we expect any changes in the fair value of our ARS to be materially offset in part by changes in the fair value of our put option with UBS.

        We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset partially by corresponding increases in the put option. We believe that, based on our current cash and cash equivalents balance, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows or ability to fund our operations.

        In November 2008 we entered into a demand revolving credit line agreement with UBS, payable on demand, in an amount equal to a specified percentage of fair value of our auction rate securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS. See Note 11—Credit Line, for more information about this line of credit, Note 3—Long-term Investment and Note 4—Fair Value Measurements of our Notes to Consolidated Financial Statements for information about the accounting treatment of our ARS.

Warranty Obligation

        We provide for the estimated cost of our product warranties at the time revenue is recognized. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experiences and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. We expect that warranty expense will increase as and if we increase our net sales. Warranty reserve rates may change if we change manufacturing process or change our third-party manufacturing contractor. Should actual costs differ from historical experience, increases in warranty expense may be required. Warranty reserves as of December 31, 2008 and 2007 were approximately $0.3 million and $0.2 million, respectively.

Impairment of Long-Lived Assets

        We account for the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the Essure license acquired from a patent litigation settlement in 2003 and intangible assets acquired in connection with our acquisition of Conceptus SAS in 2008, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

        Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2008 and 2007 included property and equipment of $8.6 million and $5.3 million, respectively, and other identifiable intangible assets of $5.3 million and $1.2 million, respectively.

Goodwill

        Goodwill is the excess of the purchase price over the fair value of the other net assets, including customer relationship and covenant not to compete, of acquired businesses in connection with our acquisition of Conceptus SAS in 2008. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is assigned to reporting units and tested for impairment annually during the fourth quarter, or whenever there is an impairment indicator. We assess goodwill impairment indicators quarterly, or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable.

        The first step of the impairment test for goodwill compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. We performed an annual assessment during the fourth quarter of 2008 of our goodwill at the reporting unit level. No impairment charges have been recorded through December 31, 2008.

Debt

        We account for our convertible senior notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In this regard, our convertible debt and net share settlement feature does not fall under the category of a derivative, and consequently, we classify our long term debt as a liability in our consolidated balance sheet. Our convertible hedge and our outstanding warrants are accounted as set forth by Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, through which we record the convertible hedge transaction and the warrants in additional paid in capital. Subsequent changes in fair value of the agreement are not recognized.

        In addition, we account for the cost issuance of debt in accordance with Accounting Principles Board 21, Interest on Receivables and Payables, or APB 21. Consequently, these costs were recognized as an asset and are amortized by periodic charges to income. We apply the straight-line method, which is not materially different to the effective interest method set forth by APB 21.

Contingent Liabilities

        We account for contingencies in accordance with SFAS No. 5, Accounting for Contingencies, which requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. On January 1, 2007, we adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of the provisions of FIN 48 did not have a material effect on our financial position and results of operations. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We must assess whether it is "more likely than not" that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We evaluate the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax U.S. losses and the current uncertainty of our ability to realize our U.S. deferred tax assets, a valuation allowance in an amount equal to our U.S. deferred tax assets has been recorded.

RESULTS OF OPERATIONS

2008 results compared to 2007 (in thousands, except percentages)

	Years Ended December 31,
	2008		2007		2008- 2007 % Change
	Amount	%(a)	Amount	%(a)
Net sales	$101,977	100%	$64,442	100%	58%
Gross profit	80,327	79%	47,760	74%	68%
Research and development expenses	6,788	7%	5,875	9%	16%
Selling, general and administrative expenses	72,685	71%	56,084	87%	30%
Net loss	83	0%	11,632	18%	(99)%

(a)
expressed as a percentage of total net sales.

Net Sales

        The following table summarizes net sales by geographic region:

	Years Ended December 31,
	2008	2007
Net sales (in thousands)	$101,977	$64,442
United States of America	79%	92%
France	13%	7%
Europe (other than France)	7%	0%
Other	1%	1%

        Net sales are attributed to region based on the shipping location of our customers.

        The increase in net sales of $37.5 million or 58% is the result of continued commercialization and marketing of the Essure system worldwide, and reflects the increasing numbers of physicians entering and completing training in the use of the procedure. International sales comprised 21% of our total sales in 2008, which is an increase of 345% compared to 2007, reflecting revenues realized from our acquisition of Conceptus SAS and the recognition of sales at higher end-user pricing. The net sales increase also reflects a domestic revenue increase of 35% in 2008 as compared to 2007.

        We expect our net sales for 2009 to be in the range of approximately $125.0 million to $135.0 million, which would represent 23% to 32% growth from net sales in 2008 as we continue to increase the number of physicians performing the Essure procedure. We will also continue our programs aimed at raising patient awareness of the Essure procedure, such as radio, print and television advertising. We believe our revenue growth in 2009 and beyond will be significantly influenced by how successful we are in achieving our objectives. However, as we have noted elsewhere and in the risk factors in this report, our expected revenue growth involves many risks, many of which are not entirely within our control.

  Gross Profit

        Cost of goods sold increased by $5.0 million to $21.7 million in 2008 as compared to $16.7 million in 2007. This increase was caused by higher volumes of sales. Gross profit margin was 79% for 2008 and 74% for 2007. The year-over-year increase in gross margin is related to higher average selling prices into the European market that were achieved through the acquisition of Conceptus SAS, lower manufacturing costs associated with higher unit volume, the introduction of our third generation device and a domestic price increase implemented during the first quarter of 2008. Our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

  Research and Development

        Research and development expenses increased by $0.9 million to $6.8 million in 2008 as compared to $5.9 million in 2007. As a percentage of revenues, research and development expenses for 2008 and 2007 represented 7% and 9%, respectively. Research and development expenses reflect clinical expenditures and product development, which are substantially related to the ongoing development and associated regulatory approvals of our technology. Our goal is to continue our product developments over the coming years, which is intended to result in improved ease of use and clinical performance. We expect to identify and hire additional product development and regulatory personnel in the future to staff our planned product development and clinical activities, and we expect that these costs will increase as we seek to maintain our leading position in the market for permanent female birth control.

        To support these initiatives during 2008 we increased payroll and payroll related expenditures by $0.7 million, consulting and outside service expenses by $0.7 million, project material prototypes by $0.3 million, offset by a reduction in stock compensation of $0.3 million and supplier charges of $0.3 million.

  Selling, General and Administrative

        Selling, general and administrative expenses increased by $16.6 million to $72.7 million in 2008 as compared to $56.1 million in 2007. As a percentage of revenues, selling, general and administrative expenses for 2008 and 2007 represented 71% and 87%, respectively. The increases were primarily the result of the operating expenses of Conceptus SAS of $6.6 million, an increase of $6.4 million due to expansion of our U.S. field sales force, and increased domestic advertising expenditures of $4.1 million, primarily for our direct-to-consumer advertising campaign. This campaign involves television, radio and print media and is intended to drive patient awareness of the Essure procedure. In addition, fees related to audit and tax, depreciation, bank related fees, and general building maintenance increased by $1.1 million; offset by decrease in fees related to legal fees, stock compensation, professional education and bad debt by $1.6 million. We expect selling, general and administrative expenses to increase in the future as we expect to hire additional sales professionals and to increase patient awareness through our direct-to-consumer campaign in targeted markets.

  Interest Income and Expense and Other Expenses, net

        Total interest income and expense and other expenses, net for 2008 was a net expense of $1.0 million as compared to net income of $2.6 million for 2007. Interest income decreased by $2.7 million primarily due to lower interest rates on the Company's investment portfolio, which consists of auction rate securities and money market accounts that are currently earning lower interest rates compared to 2007. In addition, other expenses decreased by $0.4 million primarily due to foreign exchange losses.

        Additionally, in 2008 we recorded approximately $5.1 million as the fair value of the auction rate security rights associated with a corresponding credit to other expenses, net in connection with the auction rate securities settlement. We subsequently recorded approximately $5.3 million in other expense, net in the fourth quarter of 2008, representing the difference between the par and fair value of the auction rate securities at the date of transfer. See Note 3—Long-term Investments of our Notes to Consolidated Financial Statements.

  Income Taxes

        We have recorded a net tax benefit of $24,000 primarily related to our foreign operations in 2008. We did not record any income tax expense in 2007.

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007.

        We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2008, our federal returns for the years ended 2005 through the current period and most state returns for the years ended 2004 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

        The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities. As of December 31, 2008, we also recorded approximately $0.4 million of income tax expense attributable to Conceptus SAS.

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

2007 results compared to 2006 (in thousands, except percentages)

	Years Ended December 31,
	2007		2006		2007- 2006 % Change
	Amount	%(a)	Amount	%(a)
Net sales	$64,442	100%	$41,900	100%	54%
Gross profit	47,760	74%	27,873	67%	71%
Research and development expenses	5,875	9%	4,366	10%	35%
Selling, general and administrative expenses	56,084	87%	43,318	103%	29%
Net loss	11,632	18%	18,487	44%	(37)%

(a)
expressed as a percentage of total net sales.

Net Sales

        The following table summarizes net sales by geographic region:

	Years Ended December 31,
	2007	2006
Net sales (in thousands)	$64,442	$41,900
United States of America	92%	91%
Europe	7%	8%
Other	1%	1%

        Net sales are attributed to region based on the shipping location of our customers.

        The increase in net sales of $22.5 million or 54% is the result of continued commercialization and marketing of the Essure system worldwide, and reflects the increasing numbers of physicians entering and completing training in the use of the procedure and higher utilization by trained physicians.

  Gross Profit

        Cost of goods sold increased by $2.7 million to $16.7 million in 2007 as compared to $14.0 million in 2006. Gross profit increased $19.9 million to $47.8 million from $27.9 million in 2006. Our gross profit percentage was 74% and 67% for the years ended December 31, 2007 and 2006, respectively. Our gross profit increased throughout 2007 and was 76% in the fourth quarter of 2007, as compared to 69% in the fourth quarter of 2006. The improvement in gross profit percentage in 2007 was primarily the result of the decrease in costs due to our next-generation device, lower manufacturing costs associated with higher unit volume and a domestic price increase instituted during the first quarter of 2007.

  Research and Development

        Research and development expenses increased by $1.5 million to $5.9 million in 2007 as compared to $4.4 million in 2006. Research and development expenses reflect clinical expenditures and product development, which are substantially related to the ongoing development and associated regulatory approvals of our technology.

  Selling, General and Administrative

        Selling, general and administrative expenses increased by $12.8 million to $56.1 million in 2007 as compared to $43.3 million in 2006. The primary reason for the increases in selling, general and administrative expenses were a result of higher payroll expenditures of $5.5 million due to the expansion of our U.S. field sales force in 2007. Additionally, we incurred direct-to-consumer campaign expenses of $1.5 million, which we began to incur as direct costs in the fourth quarter of 2007. In 2007, increases in selling, general and administrative expenses were also due to higher consulting expenses of $1.4 million, higher travel expenses of $0.9 million, higher legal and professional fees and honorarium fees of $1.1 million, higher taxes and insurance of $0.5 million and higher stock-based compensation of $0.5 million.

  Interest Income and Expense and Other Expenses, net

        Total interest income and expense and other expenses, net of $2.6 million increased by $1.2 million in 2007 compared to $1.3 million in 2006. The increase is due to higher interest income in 2007 due to higher cash volumes during the year as a result of investing the proceeds of our convertible senior note offering, completed in February 2007, at a rate in excess of the coupon rate.

  Income Taxes

        At December 31, 2007, we evaluated the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax losses and the current uncertainty of our ability to realize our deferred tax assets, we recorded a valuation allowance of approximately $99.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

  Recent Accounting Pronouncements—Adopted

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as amended by Financial Accounting Standards Board ("FASB") Staff Position SFAS 157-1, Application of

FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP SFAS 157-1") and FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS 157-2"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP SFAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. FSP SFAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We will adopt FSP SFAS 157-2 with our first quarter of fiscal 2009. See Note 4—Fare Value Measurements of our Notes to Consolidated Financial Statements.

        The adoption of SFAS 157 did not have a material impact on our financial condition, results of operations, or cash flows. While we continue to evaluate the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities, we do not anticipate that the impact will be material to our financial condition, results of operations, or cash flows. The assets and liabilities typically recorded at fair value on a non-recurring basis to which we have not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

  •
  Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and

  •
  Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Effective November 2008 we adopted FASB Staff Position 157-3, Determining Fair Values of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of FSP FAS 157-3 did not have a material impact on our financial condition, results of operations, or cash flows.

        Effective November 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operations, or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the June 1, 2008 effective date.

  Recent Accounting Pronouncements—Not Yet Adopted

        In December 2007, FASB issued Statement No. 141 (revised 2007) Business Combinations or SFAS 141(R), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. Additionally, in February 2009, FASB issued FASB Staff Positions FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (the "FSP"), which will amend the previsions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards

No. 141(R), Business Combinations FAS 141(R). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact, if any of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity's financial position, financial performance and cash flows. SFAS 161 will be effective in the first quarter of fiscal year 2009. We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

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

        In May 2008, the FASP issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issue of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate which interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. We will be required to record increased interest expense on our convertible debt beginning in 2009. We expect the impact on 2009 interest expense to be in the range of $4.0 million to $4.5 million.

        In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of derivative but is both (a) indexed to such company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-05 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating whether the adoption of EITF 07-05 will have an impact on the accounting for our convertible senior notes.

LIQUIDITY AND CAPITAL RESOURCES

        We have experienced significant operating losses since inception; however, we experienced our first two profitable quarters in fiscal 2008. As of December 31, 2008, we had an accumulated deficit of $235.3 million. We have financed our operations since inception primarily through equity and debt financings.

        In December 2006, we filed a shelf Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings. After the sale of our senior convertible notes described below, we had $63,750,000 remaining available for sale under this shelf registration statement.

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

        The notes will be convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note's conversion value in excess of such principal amount. We may repurchase such securities from time to time.

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

        As of December 31, 2008, we held $48.5 million (par value) in auction rate securities ("ARS") backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

        Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government. Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par. We have experienced failed auction in 2008 on all of our ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

        In November 2008, we accepted an offer from UBS AG ("UBS"), providing us with rights related to our auction rate security rights (the "Rights"). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights at par value. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

        UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

        In November 2008 we entered into a demand revolving credit line agreement with UBS, payable on demand, in an amount equal to a specified percentage of fair value of our auction rate securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS. See Note 11—Credit Line, for more information about this line of credit, Note 3—Long-term Investment and Note 4—Fair Value Measurements of our Notes to Consolidated Financial Statements for information about the accounting treatment of our ARS.

        In the future, depending on a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing may not be available when needed or on terms acceptable to us.

        As of December 31, 2008, we had cash, cash equivalents and short-term investments of $54.7 million, compared to $45.2 million at December 31, 2007. The increase of $9.5 million is primarily due to cash from operating activities and proceeds from the line of credit offset by our acquisition of Conceptus SAS in January 2008. We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for the next twelve months.

  Operating Activities

        Net cash provided by operating activities was $4.7 million in 2008 and cash used in operating activities was $7.6 million in 2007 and $8.7 million in 2006. Net cash provided by operating activities in 2008 was primarily related to:

  •
  Non-cash related items of $9.7 million corresponding primarily to stock based compensation and depreciation and amortization of fixed assets, debt issuance cost and intangible amortization;

  •
  Increase in accounts receivable of $1.6 million as a result of our increase in sales. We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations;

  •
  Net increase of other assets and other current assets of $5.1 million primarily due to prepayments for our 2009 advertising campaigns;

  •
  An decrease in inventories of $0.6 million;

  •
  A decrease in accounts payable in $1.7 million;

  •
  An increase in accrued compensation of $1.3 million; and

  •
  An increase in other accrued and long term liabilities of $1.7 million.

        We expect cash provided by operating activities in the future to increase as our revenues grow.

  Investing Activities

        Net cash used in investing activities for the twelve months ended December 31, 2008 was $12.1 million, due to the sales and maturity of short-term investments of $22.1 million, offset by the purchase of Conceptus SAS, net of cash acquired of $23.0 million, purchases of investments of $5.0 million, $0.4 million for restricted cash related to our lease and capital expenditures of $5.8 million. In connection with our renewed lease agreement for our Mountain View headquarters we were required to open a long term restricted CD account in the amount of $0.4 million.

  Financing Activities

        Net cash provided by financing activities in the twelve months ended December 31, 2008 was $33.8 million from the issuance of common stock for our stock option programs and proceeds from our demand revolving credit line agreement with UBS. See Note 11—Credit Line of our Notes to Consolidated Financial Statements.

  Cash Requirements, Contractual Obligations and Commitments

        We have operating lease obligations on our current building facilities and automobiles used primarily by our sales personnel, worldwide. In addition, we have obligations related to our clinical trial obligations.

        The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2008 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
On balance sheet
Convertible senior notes	$86,250	$—	$—	$—	$86,250
Line of credit	29,944	29,944	—	—	—
Operating lease obligations	6,471	654	3,317	2,498	2
Clinical trial obligations	270	270	—	—	—
Interest on our convertible senior notes	35,901	1,941	3,881	3,881	26,198

Total	$158,836	$32,809	$7,198	$6,379	$112,450

        In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. Refer to Note 10—Convertible Senior Notes of our Notes to Consolidated Financial Statements for a description of these instruments.

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

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

        Interest Rate Risk:    We have been exposed to interest rate risk through interest earned on holdings of available-for-sale and trading marketable securities. We have experienced failed auctions in 2008 of all our auction rate securities and there is no assurance that auctions on these auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments' recorded value. As of December 31, 2008 we held $48.5 million (par value) in auction rate securities which are variable rate debt instruments and bear interest rates that are due to reset approximately every 20-30 days. All of these auction rate securities were classified as long term investments in our consolidated balance sheet at December 31, 2008 with an expected maturity of greater than one year. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

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

        We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries' financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We will seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. In connection with the acquisition of Conceptus SAS, we had assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008. We have recorded the changes of the fair value of the hedge contract in our results of operations for the twelve months ended December 31, 2008. The hedge contract was fully utilized by December 31, 2008. In 2007, we did not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. At December 31, 2008, our intercompany receivable balance with foreign subsidiaries is $4.0 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar/Euro currency exchange rate would be approximately $0.4 million.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 59.

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

        As of December 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements, as stated in their report which is included elsewhere herein.

(c)
Changes in Internal Control Over Financial Reporting:

        There has been no change in the company's internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

        Certain information required by Part III is incorporated by reference from our definitive proxy statement (or Proxy Statement), for our annual meeting of stockholders to be held on June 3, 2009, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item, insofar as it relates to directors and officers, will be contained in our Proxy Statement in connection with our 2009 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions "Election of Directors" and "Management." Information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the our Proxy Statement under the caption "Section 16(a) Beneficial Owner Reporting Compliance," and is hereby incorporated by reference into this report.

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

(a)
The following documents are filed as part of this Report:

(1)
Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2008 and 2007

    Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008, 2007and 2006

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedule

    The following financial statement schedule of Conceptus, Inc. for the years ended December 31, 2008, 2007 and 2006 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.'s Consolidated Financial Statements.

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
3.3		Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on December 18, 2008.
3.4		Amendment No. 1 to Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on April 23, 2008.
4.1		Indenture between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007. Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 12, 2007.
4.2
Supplemental Indenture No. 1, including the Form of 2.25% Convertible Senior Notes due 2027, between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007. Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on February 12, 2007.
10.1		Form of Indemnification Agreement for directors and officers.
10.2	*	Amended and Restated 1993 Stock Plan. Incorporated by reference to Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit Number		Description
10.3	*	1995 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.4	*	1995 Directors' Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
10.5	*	Eighth Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 24, 2006.
10.6	*	Amended and Restated 2002 Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.7	*	Form of Senior Management Amended and Restated Change of Control Agreement. Incorporated by reference to Exhibit 10.7 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.
10.8	*
Change of Control Agreement dated as of April 27, 2004 by and between Registrant and Gregory Lichtwardt. Incorporated by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.
10.9	*
Amended and Restated Change of Control Agreement dated as of December 14, 2007 by and between Registrant and Kathryn A. Tunstall. Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed on December 17, 2007.
10.10
License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.11
Settlement and License Agreement between Ovion, Inc., William S. Tremulis and Jeffrey P. Callister and Conceptus, Inc. dated November 6, 2003. Incorporated by reference to Exhibit 10.30 of the Registrant's Amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2003.
10.12
Sublease Agreement for the premises located at 331 East Evelyn, Mountain View, California. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.13
Landlord Consent to Sublease for the premises located at 331 East Evelyn, Mountain View, California. Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.14
Amended and Restated Preferred Shares Rights Agreement, dated as of February 26, 2007, between the Registrant and Mellon Shareholder Services, L.L.C., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed on February 23, 2007.
10.15	+
Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc. Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed on March 1, 2004.
10.16	+
Amended Share Purchase and Amended Call Option Agreement, dated as of January 17, 2004, by and between Mr. Yves Guillemain d'Echon et al. and the Registrant. Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 8-K filed on March 1, 2004.

Exhibit Number		Description
10.17	+	Supplier Agreement dated November 7, 2005 between the Registrant and Accellent Corp. Incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
10.18	*
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
10.20	*
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
Relocation Expense Agreement dated October 28, 2005 between the Registrant and Ulric Cote. Incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
10.24
Form of Stock Appreciation Right Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 6, 2007.
10.25
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 6, 2007.
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
10.28
First Amendment, dated February 27, 2007, to Conceptus SAS Distribution Agreement, dated as of January 17, 2004, by and between Conceptus SAS and the Registrant. Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 2006.
10.29
Confirmation of Convertible Bond Hedge Transaction, dated February 6, 2007, by and between the Registrant and UBS AG, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 12, 2007.
10.30
Confirmation of Convertible Bond Hedge Transaction, dated February 6, 2007, by and between the Registrant and Societe Generale. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 12, 2007.

Exhibit Number		Description
10.31		Confirmation of Issuer Warrant Transaction, dated February 6, 2007, by and between the Registrant and UBS AG, London Branch. Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on February 12, 2007.
10.32
Confirmation of Issuer Warrant Transaction, dated February 6, 2007, by and between the Registrant and Societe Generale. Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on February 12, 2007.
10.34	*
Stock Appreciation Right Agreement, by and between the Registrant and Spencer Roeck, dated October 10, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed on December 4, 2007.
10.35		Lease Agreement for the premises located at 331 East Evelyn, Mountain View, California.
10.36		Credit Line Account Application and Agreement for Organization and Business and Addendum.
10.37
Share Purchase Agreement by and among Conceptus, Inc., Conceptus SAS and the Sellers party thereto, dated January 7, 2008. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 11, 2008.
10.38		Eleventh Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on October 6, 2008.
14.1		Code of Ethics. Incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
21		List of Conceptus subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See signature page to this Report).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

+
Confidential treatment has been requested with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission or requested.

CONCEPTUS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Conceptus, Inc.

        In our opinion, the consolidated financial statements listed in the index under Item 15(a) (1) present fairly, in all material respects, the financial position of Conceptus, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

San Jose California
March 13, 2009

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$54,720	$28,450
Short-term investments	—	16,700
Accounts receivable, net of allowance for doubtful accounts of $478 and $431 at December 31, 2008 and 2007, respectively	14,377	11,903
Inventories	3,829	2,418
Prepaids	7,478	2,598
Other current assets	1,617	673

Total current assets	82,021	62,742
Property and equipment, net	8,635	5,312
Goodwill	17,105	—
Intangible assets, net	5,287	1,164
Debt issuance costs	1,935	2,555
Long-term investments	43,177	48,800
Put option	5,144	—
Restricted cash	351	—
Other assets	50	102

Total assets	$163,705	$120,675

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,869	$4,744
Accrued compensation	6,762	3,175
Line of credit	29,944	—
Interest payable	733	733
Deferred tax liability	1,442	—
Other accrued liabilities	3,865	3,606

Total current liabilities	46,615	12,258
Notes payable	86,250	86,250
Other accrued liabilities	394	240

Total liabilities	133,259	98,748

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock:
$0.003 par value, authorized 3,000,000 shares; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,000 shares authorized, 30,494,686 and 29,916,643 shares issued and 30,416,823 and 29,838,780 shares outstanding at December 31, 2008 and 2007, respectively	266,576	257,176
Accumulated deficit	(235,332)	(235,249)
Accumulated other comprehensive loss	(798)	—
Treasury Stock, 77,863 , at cost, at December 31, 2008 and 2007, respectively	—	—

Total stockholders' equity	30,446	21,927

Total liabilities and stockholders' equity	$163,705	$120,675

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net sales	$101,977	$64,442	$41,900
Cost of goods sold	21,650	16,682	14,027

Gross profit	80,327	47,760	27,873

Operating expenses:
Research and development	6,788	5,875	4,366
Selling, general and administrative	72,685	56,084	43,318

Total operating expenses	79,473	61,959	47,684

Operating income (loss)	854	(14,199)	(19,811)
Interest income and expense and other expense, net:
Interest income	2,150	4,852	1,346
Interest expense	(2,740)	(2,285)	(22)
Other expense, net	(371)	—	—

Total interest income and expense and other expense, net	(961)	2,567	1,324
Loss before benefit from income taxes	(107)	(11,632)	(18,487)
Benefit from income taxes	(24)	—	—

Net loss	$(83)	$(11,632)	$(18,487)

Basic and diluted net loss per share	$(0.00)	$(0.39)	$(0.64)

Weighted-average shares used in computing basic and diluted net loss per share	30,216	29,463	28,993

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock & Additional Paid-In Capital
				Accumulated Other Comprehensive Loss
			Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2005	29,051,804	246,359	(1,058)	—	(205,130)	40,171
Issuance of common stock for cash upon exercise of options	290,700	2,872	—	—	—	2,872
Issuance of common stock for cash from employee stock purchase plan	94,009	514	—	—	—	514
Reversal of overpayment on stock issuance costs	—	8	—	—	—	8
Stock-based compensation for consultants' services	—	292	—	—	—	292
Grants of restricted stock to employees and directors	28,500	—	—	—	—	—
Stock-based compensation related to restricted stock, SSR/SAR and stock option grants	—	4,351	—	—	—	4,351
Stock-based compensation related to employee stock purchase plan	—	235	—	—	—	235
Deferred stock-based compensation related to restricted stock grants	—	—	1,058	—	—	1,058
Cancellation of restricted stock awards	(184,000)	—	—	—	—	—
Purchases of treasury stock	(13,889)	—	—	—	—	—
Treasury stock issuances	3,421	—	—	—	—	—
Net loss	—	—	—	—	(18,487)	(18,487)

Balances as of December 31, 2006	29,270,545	254,631	—	—	(223,617)	31,014
Issuance of common stock for cash upon exercise of options	360,427	3,319	—	—	—	3,319
Issuance of common stock for cash from employee stock purchase plan	82,217	1,126	—	—	—	1,126
Issuance of common stock upon exercise of SAR's	1,957	—	—	—	—	—
Stock-based compensation for consultants' services	—	243	—	—	—	243
Stock-based compensation related to restricted stock, restricted stock units, SAR's and stock option grants	—	5,941	—	—	—	5,941
Stock-based compensation related to employee stock purchase plan	—	309				309
Issuance of common stock upon payment of bonus		219				219
Issuance of common stock from restricted stock awards	113,166	(68)	—	—	—	(68)
Treasury stock issuances	10,468	133	—	—	—	133
Issuance of debt	—	(8,677)	—	—	—	(8,677)
Net loss	—	—	—	—	(11,632)	(11,632)

Balances as of December 31, 2007	29,838,780	257,176	—	—	(235,249)	21,927

Issuance of common stock for cash upon exercise of options	378,267	3,100	—	—	—	3,100
Issuance of common stock for cash from employee stock purchase plan	61,144	871	—	—	—	871
Issuance of common stock upon exercise of SAR's	5,253	(9)	—	—	—	(9)
Stock-based compensation for consultants' services	—	183	—	—	—	183
Stock-based compensation related to restricted stock, restricted stock units, SAR's and stock option grants	—	5,145	—	—	—	5,145
Stock-based compensation related to employee stock purchase plan	—	280				280
Issuance of common stock from restricted stock awards	133,379	(170)	—	—	—	(170)
Accumulated other comprehensive loss	—	—	—	(798)	—	(798)
Net loss	—	—	—	—	(83)	(83)

Balances as of December 31, 2008	30,416,823	266,576	—	(798)	(235,332)	30,446

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(83)	$(11,632)	$(18,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	2,939	1,534	1,191
Amortization of debt issuance costs	619	542	—
Amortization of intangibles	782	186	200
Gain on put option	(5,144)	—	—
Unrealized loss on trading securities	5,273	—	—
Stock-based compensation expense	5,667	6,493	6,154
Loss on retirement of fixed assets	48	61	4
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,673)	(4,927)	(2,457)
Inventories	559	(1,808)	2,782
Other current assets	(5,198)	(2,207)	46
Other assets	102	894	607
Accounts payable	(1,735)	1,163	105
Accrued compensation	1,333	(515)	639
Deferred tax liability	(417)	—	—
Other accrued and long term liabilities	1,670	2,653	537

Net cash provided by (used in) operating activities	4,742	(7,563)	(8,679)

Cash flows from investing activities
Purchase of Conceptus SAS, net of cash acquired	(22,978)	—	—
Purchase of investments	(5,000)	(88,600)	(21,950)
Sales & maturities of investments	22,050	45,700	19,200
Restricted cash	(351)	—	69
Capital expenditures	(5,781)	(3,311)	(1,369)

Net cash used in investing activities	(12,060)	(46,211)	(4,050)

Cash flows from financing activities
Proceeds from line of credit	30,000	—	—
Proceeds from issuance of long term debt	—	86,250	—
Repayment of loan	(56)	—	—
Payment of debt issuance costs	—	(3,097)	—
Purchase of call options on convertible senior notes	—	(19,372)	—
Proceeds from issuance of warrants	—	10,695	—
Issuance of common stock under company stock plans	3,792	4,510	3,386
Reversal of overpayment on stock issuance costs	—	—	8

Net cash provided by financing activities	33,736	78,986	3,394

Effect of exchange rate changes on cash and cash equivalents	(148)	—	—
Net increase (decrease) in cash and cash equivalents	26,270	25,212	(9,335)
Cash and cash equivalents at beginning of year	28,450	3,238	12,573

Cash and cash equivalents at end of year	$54,720	$28,450	$3,238

Supplemental information:
Cash paid for:
Interest	$1,941	$986	$22

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Ownership and Business

        Conceptus, Inc. ("we" or "us" or "our") was incorporated in the state of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. We develop, manufacture and market the Essure permanent birth control system, an innovative and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the U.S. Food and Drug Administration, or FDA. The Essure system uses a soft and flexible micro-insert that is delivered into a woman's fallopian tubes to provide permanent birth control by causing benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The effectiveness rate of the Essure system is 99.80% after four years of follow-up. Our catheter systems are based on technology initially developed and used by Target Therapeutics, Inc. ("Target"), a business unit of Boston Scientific Corporation ("BSC"), and licensed exclusively to Conceptus in the field of reproductive physiology.

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

2. Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying our financial statements include the write-off of obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, the fair value of our investment portfolio, assumptions regarding variables used in calculating the fair value of our equity awards, impairment of goodwill, intangibles and other long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  Functional Currency

        On January 7, 2008 we acquired Conceptus SAS, which sells to customers in France and all of Europe. Our condensed consolidated financial statements for the twelve months ended December 31, 2008 include the financial results of Conceptus SAS starting on January 7, 2008. Sales by Conceptus SAS are denominated in Euros. In preparing our consolidated financial statements, we are required to translate the financial statements of Conceptus SAS from the currency in which they keep their accounting records into U.S. Dollars. Conceptus SAS maintains its accounting records in the functional currency which is also its respective local currency, the Euro. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. Since the functional currency of Conceptus SAS has been determined to be the Euro, any gain or loss associated with the translation of Conceptus SAS' financial statements into U.S. Dollars is included as a component of stockholders' equity, in accumulated other comprehensive loss. If in the future we determine that there has been a change in the functional currency of Conceptus SAS from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

  Goodwill and Other Intangible Assets

        Goodwill is the excess of the purchase price over the fair value of the other net assets, including customer relationship and covenant not to compete, of acquired businesses. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. We operate as one reporting unit engaged in developing, manufacturing, and marketing medical devices. We assess goodwill impairment indicators quarterly, or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives.

        The first step of the impairment test for goodwill compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. We performed an annual assessment during the fourth quarter of 2008 of our goodwill at the reporting unit level. No impairment charges have been recorded through December 31, 2008.

        Other intangible assets include customer relationships and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        We account for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the Essure license acquired from a patent litigation settlement in 2003 and intangible assets acquired in connection with our acquisition of Conceptus SAS in 2008 whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

        Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2008 and 2007 included property and equipment of $8.6 million, and $5.3 million, respectively, and other identifiable intangible assets of $5.3 million, and $1.2 million, respectively.

  Concentration of Credit Risk and Other Risks and Uncertainties

        We invest cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. We consider all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. We maintain deposits with three financial institutions and invest our excess cash primarily in money market funds, commercial paper, corporate notes, municipal bonds and government securities, which bear minimal risk. Our cash and cash equivalents in our operating accounts are with third party financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts. At December 31, 2008 long-term investments consist of auction rate securities ("ARS").

        Our net sales to date consist mainly of product revenues from physicians, hospitals and distributors located worldwide. We do not require collateral and provide for estimated credit losses based on customer credit assessment.

        We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers not paying us. However, we account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. As of

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

December 31, 2008 and 2007, our allowance for doubtful accounts totaled approximately $0.5 million and $0.4 million, respectively.

        For the years ended December 31, 2008, 2007, and 2006 we had no customers that accounted for greater than 10% of our net sales. We had no customers who had an outstanding accounts receivable balance greater than 10% of our total gross outstanding accounts receivable as of December 31, 2008; however, we had one such customer as of December 31, 2007, that accounted for 19% of the total accounts receivable.

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

  Cash, Cash Equivalents and Investments

        We consider all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. We maintain deposits with three financial institutions and invest our excess cash primarily in money market funds, commercial paper, corporate notes, municipal bonds and government securities, which bear minimal risk. Our cash and cash equivalents in our operating accounts are with third party financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts. At December 31, 2008 long-term investments consist of auction rate securities ("ARS").

        As of December 31, 2008, we held $48.5 million (par value) in ARS backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

        Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government. Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par. We have experienced failed auction in 2008 on all of our ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In November 2008, we accepted an offer from UBS AG ("UBS"), providing us with rights related to our auction rate security rights (the "Rights"). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights at par value. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

        UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

        We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of SFAS No. 159. As a result, upon acceptance of the offer from UBS, we recorded approximately $5.1 million as the fair value of the Rights with a corresponding credit to other expense, net. As a result of our elections to record the Rights at fair value, unrealized gains and losses will be included in earnings in future periods. We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk.

        Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the ARS as long-term investments until June 30, 2009, one year prior to the expected settlement.

        Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments. We recorded unrealized gains and losses on our available-for-sale securities, in accumulated other comprehensive income (loss) in the stockholders' equity section of our balance sheets. Such an unrealized loss did not change net income (loss) for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 30, 2010, we transferred our ARS from available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects our intent to exercise our put option during the period June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value.

        We recorded a temporary reduction in carrying value of $2.8 million for the nine months ended September 30, 2008, which was recorded as an unrealized loss in accumulated other comprehensive loss. Upon transfer to trading securities, we transferred the $2.8 million recorded as unrealized loss in accumulated other comprehensive loss and recorded an unrealized loss of $5.3 million in other expense, net in the fourth quarter of 2008, representing the difference between the par and fair value of the ARS at the date of transfer. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS. We used a trinomial discount model weighting

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

estimated future cash flows, quality of collateral and the probability of future successful auctions occurring. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

        In November 2008 we entered into a demand revolving credit line agreement with UBS, payable on demand, in an amount equal to a specified percentage of fair value of our auction rate securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS. See Note 11—Line of Credit, Note 3—Long-term Investment and Note 4—Fair Value Measurements.

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

        External direct costs of material and services consumed in website development during the application development stage are capitalized. Capitalized website costs are amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are charged to operations as incurred. These costs were not significant for the years 2008 and 2007.

  Fair Value of Financial Instruments

        For financial instruments consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, demand revolving credit line and accrued liabilities included in our financial statements, the carrying amounts approximate fair value due to their short maturities.

  Warranty

        We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

reconciliation of the changes in our warranty liability for the years ended December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Balance at the beginning of the period	$208	$209
Accruals for warranties issued during the period	350	441
Settlements made in kind during the period	(286)	(442)

Balance at the end of the period	$272	$208

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
  Collectability is reasonably assured.

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

        For sales through distributors we recognize revenues upon shipment as we have no continuing obligations subsequent to shipment. Our distributors are responsible for all marketing, sales, training and warranty for the Essure device in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure system and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectability is reasonably assured.

        Certain sales of our Essure system require delivery of additional items. These obligations are fulfilled after shipment of the Essure system, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" or EITF 00-21. When we have objective and reliable evidence of fair value of the undelivered elements we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise we defer all revenue until all elements are delivered.

  Research and Development

        Research and development expenses reflect clinical expenditures and product development, which are substantially related to the ongoing development and associated regulatory approvals of our technology. Research and development costs are expensed as incurred.

  Advertising Costs

        Advertising production costs are recorded as expense as incurred. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Total advertising expenses were approximately $7.2 million, $2.1 million and $0.8 million in the years ended December 31, 2008, 2007, and 2006, respectively.

  Reclassifications

        Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

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

        Net loss for the years ended December 31, 2008, 2007 and 2006 included stock-based compensation expense under SFAS 123(R) of $5.5 million, $6.3 million and $5.9 million, respectively, which consisted of stock-based compensation expense of $4.8 million, $5.4 million and $4.4 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.7 million, $0.9 million and $1.4 million, respectively, related to employee restricted stock and restricted stock units.

        Awards to consultants:    During the fiscal year ended December 31, 2008, we did not grant any stock awards to consultants. During the fiscal year ended December 31, 2007, we granted 5,000 shares of common stock to one consultant. In accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we have recorded compensation expense related to these stock options. We re-measure the

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

fair value of the options as they vest and recognize changes in fair value as expense in the period. We recorded stock based compensation expense of approximately $0.2 million during the year ended December 31, 2008 and 2007 and approximately $0.3 million during the year ended December 31, 2006 in connection with our grants to consultants.

        The following table sets forth the total stock-based compensation expense resulting from stock options, stock awards, non-employee stock options, stock appreciation rights and the Employee Stock Purchase Plan (the "Plan") included in the Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of goods sold	$46	$27	$128
Research and development	238	565	656
Selling, general and administrative	5,383	5,901	5,370

Total stock-based compensation expense	$5,667	$6,493	$6,154

        No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

        Stock Options and Stock Appreciation Rights:    During the year ended December 31, 2008, we granted 1,026,910 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $7.6 million and a grant date weighted-average fair value of $7.40 per share. We recorded approximately $4.5 million of stock based compensation expense for stock options and stock appreciation rights during the year ended December 31, 2008.

        As of December 31, 2008, there was $9.4 million of unrecognized stock-based compensation cost related to stock options and stock appreciation rights. This cost is expected to be recognized over a weighted-average amortization period of 2.7 years.

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

        Employee Stock Purchase Plan (ESPP):    The compensation cost in connection with the ESPP for the year ended December 31, 2008 was approximately $0.3 million. The grant date weighted-average fair value was $5.18 per share. The compensation cost in connection with the plan for the year ended December 31, 2007 was approximately $0.3 million. The grant date weighted-average fair value was $5.11 per share.

        Restricted Shares and Restricted Stock Units:    During the year ended December 31, 2008 we granted 61,710 restricted stock units, with an estimated total grant date fair value of approximately $1.0 million and a grant date weighted average fair value of $16.75. This stock compensation is being recorded as compensation expense on a straight-line basis over the vesting periods of the underlying stock awards. During the years ended December 31, 2008 and 2007, we recorded approximately $0.7 million and $0.9 million, respectively, of such compensation expense.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        As of December 31, 2008, there was $1.2 million of unrecognized stock-based compensation related to nonvested restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average amortization period of 2.6 years.

Valuation assumptions

        The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008		2007		2006
	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan
Expected term (in years)	4.55	0.50	3.57	0.67	3.66	0.61
Average risk-free interest rate	2.73%	2.01%	4.55%	4.82%	4.78%	5.08%
Average volatility factor	47.3%	42.7%	47.8%	41.2%	53.7%	45.0%
Dividend yield	—	—	—	—	—	—

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

        As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

        Refer to Note 12—Incentive and Stock Plans, for a description of our awards.

  Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. On January 1, 2007, we adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

(FIN 48) which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of the provisions of FIN 48 did not have a material effect on our financial position and results of operations. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We must assess whether it is "more likely than not" that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We evaluate the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax U.S. losses and the current uncertainty of our ability to realize our U.S. deferred tax assets, a valuation allowance in an amount equal to our U.S. deferred tax assets has been recorded.

  Net Loss per Share

        Basic net loss per share excludes any potential dilutive effects of options, unvested restricted shares and restricted stock units and common stock shares subject to repurchase. Diluted net loss per share includes the impact of potentially dilutive securities. In net loss periods presented, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

        The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	2008	2007	2006
Numerator:
Numerator for diluted earnings per share—Net loss available to common stockholders	$(83)	$(11,632)	$(18,487)

Denominator:
Denominator for basic earnings per share—Weighted-average number of common shares outstanding	30,226	29,497	29,251
Less: weighted-average unvested and restricted common shares	10	34	258

Weighted-average number of common shares outstanding used in computing basic and dilutive net loss per common share	30,216	29,463	28,993

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following outstanding equity awards and securities, which could potentially dilute basic net loss per share in the future were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At December 31,
	2008	2007	2006
Outstanding options and SARs	4,234	3,996	3,499
Restricted stock	4	17	78
Restricted stock units	102	191	255
Employee stock purchase plan	—	—	27
Warrants issued in connection with our convertible notes	3,093	3,093	—

	7,433	7,297	3,859

        In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027 are not included in the calculation of net loss per share because their effect is anti-dilutive. In addition, our senior convertible notes were excluded from the diluted net income per share calculation in 2008 and 2007 because the conversion price was greater than the average market price of our stock during the period.

  Segment Information and Sales by Geographic Region

        We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

        Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Years Ended December 31,
	2008	2007
Net sales (in thousands)	$101,977	$64,442
United States of America	79%	92%
France	13%	7%
Europe (other than France)	7%	0%
Other	1%	1%

  Comprehensive Loss

        Comprehensive loss generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. Our comprehensive loss consists of cumulative

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

translation adjustments. A summary of the comprehensive loss for the periods indicated is as follows (in thousands):

	At December 31
	2008	2007	2006
Net loss	$(83)	$(11,632)	$(18,487)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(798)	—	—

Comprehensive loss	$(881)	$(11,632)	$(18,487)

        The balances of each component of accumulated other comprehensive loss, net of taxes, as of December 31, 2008, 2007 and 2006 consist of the following (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 31, 2006	$—	$—
Net change during the twelve month period	—	—

Balance as of December 31, 2007	—	—
Net change during the twelve month period	(798)	(798)

Balance as of December 31, 2008	$(798)	$(798)

  Recent Accounting Pronouncements—Adopted

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as amended by Financial Accounting Standards Board ("FASB") Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP SFAS 157-1") and FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS 157-2"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP SFAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. FSP SFAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We will adopt FSP SFAS 157-2 with our first quarter of fiscal 2009. See Note 4—Fair Value Measurements.

        The adoption of SFAS 157 did not have a material impact on our financial condition, results of operations, or cash flows. While we continue to evaluate the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities, we do not anticipate that the impact will be material to our financial condition, results of operations, or cash flows. The assets and liabilities typically recorded

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

at fair value on a non-recurring basis to which we have not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

  •
  Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and

  •
  Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Effective November 2008 we adopted FASB Staff Position 157-3, Determining Fair Values of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of FSP FAS 157-3 did not have a material impact on our financial condition, results of operations, or cash flows.

        Effective November 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operations, or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the June 1, 2008 effective date.

  Recent Accounting Pronouncements—Not Yet Adopted

        In December 2007, FASB issued Statement No. 141 (revised 2007) Business Combinations or SFAS 141(R), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. Additionally, in February 2009, FASB issued FASB Staff Positions FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (the "FSP"), which will amend the previsions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards No. 141(R), Business Combinations FAS 141(R). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009. We are currently evaluating the impact, if any of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity's financial position, financial performance and cash flows. SFAS 161 will be effective in the first quarter of fiscal

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

year 2009. We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

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

        In May 2008, the FASP issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issue of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate which interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. We will be required to record increased interest expense on our convertible debt beginning in 2009 which we expect will have a material impact on our consolidated financial statements.

        In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of derivative but is both (a) indexed to such company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-05 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating whether the adoption of EITF 07-05 will have an impact on the accounting for our convertible senior notes.

3. Long-term investments

        As of December 31, 2008, we held $48.5 million (par value) in auction rate securities ("ARS") backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

        Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government. Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par. We have experienced failed auction in 2008 on all of our ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-term investments (Continued)

        In November 2008, we accepted an offer from UBS AG ("UBS"), providing us with rights related to our auction rate security rights (the "Rights"). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights at par value. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

        UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

        We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of SFAS No. 159. As a result, upon acceptance of the offer from UBS, we recorded approximately $5.1 million as the fair value of the Rights with a corresponding credit to other expense, net. As a result of our elections to record the Rights at fair value, unrealized gains and losses will be included in earnings in future periods. We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk.

        Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the ARS as long-term investments until June 30, 2009, one year prior to the expected settlement.

        Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments. We recorded unrealized gains and losses on our available-for-sale securities, in accumulated other comprehensive income (loss) in the stockholders' equity section of our balance sheets. Such an unrealized loss did not change net income (loss) for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 30, 2010, we transferred our ARS from available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects our intent to exercise our put option during the period June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value.

        We recorded a temporary reduction in carrying value of $2.8 million for the nine months ended September 30, 2008, which was recorded as an unrealized loss in accumulated other comprehensive loss. Upon transfer to trading securities, we transferred the $2.8 million recorded as unrealized loss in accumulated other comprehensive loss and recorded an unrealized loss of $5.3 million in other expense, net in the fourth quarter of 2008, representing the difference between the par and fair value of the ARS at the date of transfer. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-term investments (Continued)

occurring. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

        In November 2008 we entered into a demand revolving credit line agreement with UBS, payable on demand, in an amount equal to a specified percentage of fair value of our auction rate securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS. See Note 11—Credit Line.

4. Fair Value Measurements

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

        Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of December 31, 2008, our Level 1 instruments are solely comprised of our investments in money market funds.

        As a result of continued auction failures, quoted prices for our ARS did not exist as of December 31, 2008 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker/dealer that held our ARS included their estimated market value as of December 31, 2008. Our broker/dealer valued our auction rate securities at 83% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker/dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these ARS as of December 31, 2008.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

        We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions occurring. While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement of these assets, particularly the estimates of expected periods of illiquidity. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

        The put option is a free standing asset separate from the ARS, and represents our contractual right to require our broker, UBS, to purchase our ARS at par value during the period of June 30, 2010 through July 2, 2012. See Note 3—Long-term Investments.

        Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Data
	December 31 2008	Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Money market fund	$47,170	$47,170	$—	$—
Auction rate securities	43,177	—	—	43,177
Put option	5,144	—	—	5,144

Total assets	$95,491	$47,170	$—	$48,321

        The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2008:

	Put Option	Auction Rate Securities	Total
Balance at December 31, 2007	$—	$—	$—
Transfers from Level 2 to Level 3	—	48,800	48,800
Sales of auction rate securities	—	(350)	(350)
Impairment of auction rate securities(1)	—	(5,273)	(5,273)
Issuance of put option	5,144	—	5,144

Balance at December 31, 2008	$5,144	$43,177	$48,321

    (1)
    Total unrealized losses booked in other comprehensive loss for the nine months ended September 31, 2008 was $2.8 million. This amount was transferred to earnings in November 2008. Unrealized loss of $5.3 million, which represents the decline in the fair value of the ARS, was included in earnings in the twelve months ended December 31, 2008. In November 2008 we transferred our ARS from available-for-sale to trading

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

      securities in accordance with SFAS 115. The transfer to trading securities reflects our intent to exercise our current put option during the period June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold our ARS until we realized par value.

5. Business Combination

        On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS on the Closing Date. As a result of this transaction, Conceptus SAS became our wholly owned subsidiary and its results of operations are consolidated with our results of operations starting on January 7, 2008. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold the Essure product directly to Conceptus SAS. Our consolidated financial statements include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008.

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

        The aggregate Conceptus SAS purchase price of $22.5 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets with the remainder as goodwill. The following table summarizes the

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Business Combination (Continued)

allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values on the date of acquisition:

(in thousands):
Cash acquired	$1,689
Inventory	1,816
Accounts receivable	3,270
Deferred tax asset	328
Other tangible assets acquired	396
Amortizable intangible assets:
Customer relationships	5,024
Covenant not to compete	71
Goodwill	17,807
Liabilities assumed	(7,952)

Total	$22,449

        The amortizable intangible assets have useful lives for customer relationships of 9 years and for the covenant not to compete of 3 years. No amounts have been allocated to in-process research and development and approximately $17.8 million has been allocated to goodwill. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. The goodwill arising from the acquisition is not deductible for tax purposes.

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

	Years Ended December 31,
(unaudited)	2007	2006
Pro forma total net sales	$74,395	$49,060
Pro forma net loss	$(9,917)	$(17,692)
Pro forma net loss per share basic and diluted	$(0.34)	$(0.61)
Pro forma weighted average basic and diluted shares	29,463	28,993

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Intangible Assets

        The changes in carrying amount of goodwill for 2008 and 2007 are as follows:

	Years Ended December 31,
(in thousands)	2008	2007
Goodwill, beginning of period	$—	$—
Adjustments to goodwill from acquisitions	17,807	—
Effect of currency translation	(702)	—

Goodwill, end of period	$17,105	$—

        The goodwill during the current period relates to the acquisition of Conceptus SAS.

        Definite-lived intangibles are being amortized over periods ranging from 3 to 9 years.

        The following table provides additional information concerning intangible assets:

		December 31, 2008
(in thousands)	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value
Customer relationships	8.0	$5,024	$(555)	$(188)	$4,281
Covenant not to compete	2.0	71	(23)	(2)	46
Licenses	4.7	2,020	(1,060)	—	960

Total intangibles		$7,115	$(1,638)	$(190)	$5,287

		December 31, 2007
(in thousands)	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value
Licenses	5.7	2,020	(856)	—	1,164

Total intangibles		$2,020	$(856)	$—	$1,164

        The following discloses expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2009 through 2017:

Year	Expected
2009	$760
2010	760
2011	736
2012	734
2013	686
Thereafter	1,611

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Inventories

        Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$230	$177
Work-in-progress	1,225	1,356
Finished goods	2,374	885

Total	$3,829	$2,418

8. Property and Equipment

        The components of property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Equipment, tooling and furniture and fixtures	$10,408	$5,882
Software	3,277	3,278
Leasehold improvements	1,039	896
Machinery	833	1,008

	15,557	11,064
Less: accumulated depreciation and amortization	(6,922)	(5,752)

Property and equipment, net	$8,635	$5,312

        Property and equipment depreciation and amortization expenses for the years 2008, 2007 and 2006 were approximately $2.9 million, $1.5 million, and $1.2 million, respectively.

9. Commitments and Contingencies

  Leases

        On December 5, 2008 we renegotiated our current Lease Agreement for our 58,242 square foot headquarters located in Mountain View, California. The lease will commence on July 1, 2009 and the term on the lease is for forty-nine months. We are recognizing the rent expense on a straight-line basis over the life of the lease. In connection with this lease we were required to open a long term restricted CD account for $0.4 million, which is classified as "restricted cash" on our balance sheet. This restricted cash accounts earns a nominal interest rate.

        With the acquisition of Conceptus SAS on January 7, 2008 we assumed a lease of a 1,938 square foot sales office located in Versailles, France. This lease expires on March 7, 2011. See Note 5—Business Combinations.

        In July 2008 we entered into a Lease Agreement for minimal office space in the United Kingdom. This lease expires on July 16, 2009. See Note 16—Establishment of Foreign Subsidiary.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

        In addition to the lease agreements for the facilities we have certain operating leases on automobiles, and copiers, worldwide. These leases have terms expiring from March 2009 through February 2014. Expenses for all leases were approximately $2.3 million, $1.5 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Aggregate future minimum annual lease commitments under all leases are as follows (in thousands):

2009	$654
2010	1,687
2011	1,630
2012	1,577
2013	921
Thereafter	2

Total operating lease obligations	$6,471

  Commitments

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

        In addition, we have commitments related to our clinical trial obligations, as follows (in thousands):

2009	$270

Total clinical trial obligations	$270

  Contingencies

        From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

will be made and such expenditures can be reasonable estimated. At December 31, 2008 we had no material outstanding contingencies.

10. Convertible Senior Notes

        In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027. These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007.

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

        We concluded that the embedded stock conversion option is not considered a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, because the embedded stock conversion option would be recorded in stockholders' equity if it were a freestanding instrument per Emerging Issues Task Force EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, or EITF 00-19. We concluded that the notes are accounted for similar to traditional convertible debt (that is, as a combined instrument) because the embedded stock conversion option meets the requirements of EITF No. 00-19, including the provisions contained in paragraphs 12-32 of EITF 00-19. Accordingly, the embedded stock conversion option is not separated as a derivative.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Senior Notes (Continued)

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

11. Credit Line

        In November 2008 we entered into a demand revolving credit line agreement with UBS, payable on demand, in an amount equal to a specified percentage of fair value of our auction rate securities at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the auction rate securities that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our auction rate securities at par, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the auction rate securities, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS See Note 3—Long-term Investments.

12. Incentive and Stock Plans

  Employee Stock Purchase Plan

        In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (ESPP). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee's annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant's entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. In March 2006, the Board of Directors approved an amendment to the

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Incentive and Stock Plans (Continued)

ESPP to increase the number of shares of Common Stock reserved for issuance by 160,000 shares. This amendment was approved by the stockholders in June 2006. In April 2008, the Board of Directors approved an amendment to the ESPP to increase the number of shares of Common Stock reserved for issuance by 150,000 shares. This amendment was approved by the stockholders in June 2008. As of December 31, 2008, 486,641 shares had been issued under the ESPP and 173,359 shares were available for future issuance.

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

        Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. In 2008, there were no shares that were exercised prior to full vesting.

        In March 2001, the Board of Directors approved the 2001 Equity Incentive Plan ("2001 Plan") allowing granting of stock options and restricted stock to employees, directors and consultants. The 2001 Plan provides for the grant of options, restricted stock, stock appreciation rights, performance share awards, dividend equivalents awards, stock payment awards, stock purchase rights and restricted stock unit awards to our employees, directors and consultants. The 2001 Plan was originally adopted by the Board of Directors on March 21, 2001 with a total of 1,000,000 shares of common stock reserved for issuance thereunder, and was approved by the stockholders in May 2001. In March 2002, the Board of Directors approved an amendment and restatement of the 2001 Plan to increase the shares reserved for issuance thereunder by an additional 1,000,000 shares, bringing the aggregate number reserved for issuance to 2,000,000 shares of common stock, and to provide for automatic grants of non-qualified stock options to non-employee directors as had been provided under the 1995 Director's Stock Option Plan. The stockholders approved this amendment and restatement in May 2002. In April 2003, the Board of Directors approved the Second Amended and Restated 2001 Plan to increase the size of the formula grants to non-employee directors and to prohibit repricing. The stockholders approved this amendment and restatement in June 2003. In March 2004, the Board of Directors approved the Third Amended and Restated 2001 Plan to reduce the size of the automatic grants of stock options to non-employee directors and to provide for automatic grants of restricted stock to non-employee directors and to increase the shares of Common Stock reserved for issuance thereunder by an

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Incentive and Stock Plans (Continued)

additional 500,000 shares, bringing the aggregate number reserved for issuance to 2,500,000 shares of common stock. The stockholders approved this amendment and restatement in June 2004. In November 2004, the Board of Directors approved the Fourth Amended and Restated 2001 Plan to provide for the grant of restricted stock units and stock appreciation rights. In January 2005, the Board of Directors approved the Fifth Amended and Restated 2001 Plan to provide for a change in the number of shares to be automatically granted to non-employee directors under the plan. In December 2005, the Board of Directors approved the Sixth Amended and Restated 2001 Plan to establish that the price of future grants be based on the closing price of our stock on the date of grant, rather than the previous trading day. In February 2006, the Board of Directors approved the Seventh Amended and Restated 2001 Plan to provide for the increase the annual grant of restricted stock for directors from 2,000 shares to 2,500 shares. In April 2006, the Board of Directors approved the amendment to the Eighth Amended and Restated 2001 Plan to increase the shares of Common Stock reserved for issuance thereunder by an additional 1,500,000 shares, bringing the aggregate number reserved for issuance to 4,000,000 shares of Common Stock. This amendment was approved by the stockholders in June 2006. In June 2008, the Board of Directors approved the Tenth Amended and Restated 2001 Plan to provide for the increase the number of shares of Common Stock reserved for issuance thereunder by an additional 1,500,000 shares, bringing the aggregate number reserved for issuance to 5,500,000 shares of common stock. This amendment was approved by the stockholders in June 2008.

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

        In July 1993, the Board of Directors adopted the 1993 Stock Plan (the "1993 Plan"), and amendments to the 1993 Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Incentive and Stock Plans (Continued)

number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by us at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of December 31, 2008, there were no shares that are subject to repurchase.

        In April 2004, the Board of Directors approved a nonqualified stock option grant for 125,000 shares of our common stock and a grant of 36,000 shares of restricted stock for Mr. Ulric E. Cote as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President, Sales. In October 2007, the Board of Directors approved a stock appreciation right grant of 100,000 shares of our common stock for Mr. Spencer Roeck as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of International. In March 2008, the Board of Directors approved a stock appreciation right grant of 100,000 shares of our common stock for Mr. Todd Sloan as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of Strategic and Professional Marketing. Stockholder approval was not required for any of these grants.

        As of December 31, 2008, 112,147 shares remained as available for grant under the 2002 Plan, 1,690,321 shares remained as available for grant under the 2001 Plan, no shares remained available for grant under the 1993 Plan and no shares remained available for grant under the Director's Plan.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Incentive and Stock Plans (Continued)

        A summary of the activity of our 1993, 2001 and 2002 Plans, the 1995 Directors' Plan and stand alone grant activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2005	704,312	3,513,751	$10.62
Additional authorized	1,500,000	—	—
Options granted	(604,500)	604,500	15.00
Restricted stock awards and restricted stock units granted	(291,999)	291,999	—
Restricted stock awards issued	—	(28,500)	—
Options exercised(a)	—	(294,121)	9.77
Options cancelled and expired(b)	206,699	(314,717)	13.53
Restricted stock awards and restricted stock units cancelled	192,710	(192,710)	—
Restricted stock awards expired	(24,000)	184,000	—
Shares repurchased	13,889	—	—

Balance at December 31, 2006	1,697,111	3,764,202	11.18
Additional authorized(c)	225,000	—	—
Options granted(c)	(1,024,490)	1,024,490	18.57
Restricted stock awards and restricted stock units granted	(60,550)	60,550	—
Restricted stock units issued	—	(116,721)	—
Options exercised(d)	—	(370,731)	9.31
Stock appreciation rights exercised(d)	5,912	(8,033)	14.42
Options cancelled and expired	159,505	(159,505)	14.85
Restricted stock awards and restricted stock units cancelled	8,062	(8,062)	—

Balance at December 31, 2007	1,010,550	4,186,190	11.60
Additional authorized(e)	1,600,000	—	—
Options granted(e)	(1,026,910)	1,026,910	17.47
Restricted stock awards and restricted stock units granted	(61,710)	61,710	—
Restricted stock units issued	—	(142,789)	—
Options exercised	—	(378,267)	8.20
Stock appreciation rights exercised	8,571	(52,025)	17.30
Options cancelled and expired(f)	260,453	(357,932)	17.21
Restricted stock awards and restricted stock units cancelled	11,514	(7,625)	—

Balance at December 31, 2008	1,802,468	4,336,172	$12.62

(a)
Includes treasury stock issuances of 3,421 shares.

(b)
Includes stand-alone inducement plan cancellations of 83,334 shares.

(c)
Includes stand-alone inducement grants of stock appreciation rights of 225,000 shares.

(d)
Includes treasury stock issuances of 10,468 shares.

(e)
Includes stand-alone inducement grants of SARS of 100,000 shares.

(f)
Includes stand-alone inducement plan cancellation of 93,750 shares.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Incentive and Stock Plans (Continued)

        A summary of the activity for the year ended December 31, 2008 of stock options and stock appreciation rights is as follows:

	Options and Stock Appreciation Rights Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance outstanding at December 31, 2007	3,995,634	$13.10
Grants	1,026,910	17.47
Exercises	(430,292)	9.30
Cancelled and expired	(357,932)	17.21

Balance outstanding at December 31, 2008	4,234,320	14.20	$9,701,062

Exercisable at December 31, 2008	2,879,009	$12.62	$9,529,039

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Vested and Exercisable
		Weighted Average Contractual Remaining Life (years)
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$1.75–$8.94	516,621	5.21	$7.52	508,997	$7.52
$9.00–$9.76	83,061	3.36	9.35	83,061	9.35
$9.95–$9.95	630,000	4.29	9.95	630,000	9.95
$9.96–$13.11	435,827	5.08	12.44	426,918	12.45
$13.29–$14.76	643,349	5.26	14.15	541,196	14.10
$14.92–$17.54	481,335	8.17	16.58	148,524	16.04
$17.74–$17.74	443,889	9.14	17.74	92,471	17.74
$17.97–$17.97	61,868	9.42	17.97	—	0.00
$18.06–$18.06	437,364	8.10	18.06	192,062	18.06
$18.24–$22.93	501,006	7.32	19.54	255,780	19.69

$1.75–$22.93	4,234,320	6.39	$14.20	2,879,009	$12.62

        The weighted average exercise price for options vested and exercisable at December 31, 2007 was $11.60 per share.

        We granted zero and 5,000 shares of common stock to consultants in 2008 and 2007, respectively. In 2006 we did not grant any shares to consultants.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Incentive and Stock Plans (Continued)

  Restricted Stock

        Restricted stock award and restricted stock unit activity for the year ended December 31, 2008, is as follows:

	Shares and Units	Weighted- Average Grant Date Fair Value
Nonvested stock outstanding at December 31, 2007	207,942	$18.35
Grants	61,710	16.75
Vested	(152,453)	16.62
Cancellations	(11,514)	15.00

Nonvested stock outstanding at December 31, 2008	105,685	$16.26

  Retirement Savings Plan

        Under our retirement savings plan ("401K Plan"), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. There were no employer contributions to the 401K Plan for the years ended 2008, 2007 and 2006.

13. Stockholder's Equity

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

        As part of the settlement agreement with Ovion Inc., we were required to pay $2.0 million in common stock for a license fee. The obligation was paid in equal installments in January and April 2004 for a total of 177,595 shares of common stock. See Note 15—Legal Proceedings

        In 2006, we repurchased 13,889 shares of restricted common stock at par value in accordance with the terms of restricted stock agreements. These shares, net of treasury stock grants of 10,468 shares in 2007 and 3,421 shares in 2006 are recorded as treasury stock. No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefit has been realized from exercised stock options.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current
U.S. Federal	$—	$—	$—
State & local	—	—	—
Foreign	393	—	—
Deferred
U.S. Federal	—	—	—
State & local	—	—	—
Foreign	(417)	—	—

Income tax benefit	$(24)	$—	$—

        As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $205.7 million and $119.8 million, respectively. The net operating loss carryforwards excludes $5.6 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. If not utilized, these carryforwards will begin to expire starting in 2009. In addition, at December 31, 2008 we had both federal and state research credit carryforwards of approximately $2.6 million and $2.7 million, respectively. If not utilized the federal tax carryforward will begin to expire in 2009 while the California credit can be carried forward indefinitely. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

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

        Deferred income taxes reflect the net effect of tax carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        Significant components of our deferred tax assets and liabilities as of December 31, 2008 and December 31, 2007 are as follows (in thousands):

	Years Ended December 31,
	2008	2007
Current deferred tax assets:
Other—net	$3,300	$3,400

Total current deferred tax assets	3,300	3,400
Net current deferred tax assets:
Net operating loss carryforwards	76,900	77,300
Research credits	4,400	4,400
Capitalized research and development	5,900	6,900
Interest	7,500	7,500

Total non-current deferred tax assets	94,700	96,100

Total deferred tax assets	98,000	99,500

Less: valuation allowance	(97,700)	(99,500)

Net deferred tax assets	300	—

Non current deferred tax liability:
Intangible assets	(1,400)	—

Net non-current deferred tax liability	$(1,100)	$—

        Because of our lack of U.S. earnings history and anticipated future losses, the U.S. deferred tax assets have been offset by a valuation allowance. The increase (decrease) in the valuation allowance was approximately $(1.8) million, $14.6 million and $5.5 million during 2008, 2007 and 2006, respectively. Included in the valuation allowance is approximately $7.6 million of deferred tax assets that when recognized will be a credit to additional paid in capital.

        We revised our 2007 tax footnote to record additional deferred tax assets of approximately $12.1 million for future tax benefits related to interest deductions of Convertible Senior Notes and for the state net operating losses that were not properly recorded in previous periods. These additional deferred taxes are offset by a corresponding increase in the valuation allowance, and are not material to any of the 2008, 2007 and 2006 interim or full year consolidated financial statements. The revision has no effect on our income statement, earnings per share, balance sheet, statement of cash flows, or statement of equity for any period presented.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
U.S. federal statutory income tax rate	$(36)	$(3,945)	$(6,286)
Foreign tax	731	—	—
State tax	—	231	—
Permanent items	129	(27)	(69)
Stock based compensation	(6)	1,390	693
Valuation allowance	(842)	2,351	5,662

Total income taxes	$(24)	$—	$—

        We adopted the provisions of FIN 48 on January 1, 2007. We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2008, our federal returns for the years ended 2005 through the current period and most state returns for the years ended 2004 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment. The tax returns for our newly acquired French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities. As of December 31, 2008, we also recorded approximately $0.4 million of income tax expense related to uncertain tax position attributable to our French subsidiary.

        A reconciliation of the change in our unrecognized tax benefits ("UTB") is as follows (in thousands):

	Federal and State Tax	Foreign Tax	Federal Tax Benefit of State Income Tax UTBs	Unrecognized Income Tax Benefits- Net of Federal Benefit of State UTBs
Balance at January 1, 2007	$—	$—	$—	$—
Increases for tax positions during 2007	2,271	—	357	1,914
Balance at December 31, 2007	2,271	—	357	1,914
Increases for tax positions related to current year	—	393	—	393
Decreases related to expiration / lapse of statute of limitations	(46)	—	—	(46)

Balance at December 31, 2008	$2,225	$393	$357	$2,261

        If the $2.3 million of unrecognized income tax benefits is recognized, approximately $0.4 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of FIN 48, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

        U.S. income taxes have not been provided on undistributed earnings of the French subsidiary. Those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

15. Legal Proceedings

        A third party, Ovion, Inc. ("Ovion"), brought to our attention a patent and certain claims from a pending patent application owned by it. Ovion indicated it believed that the claims of its patent and application covered the Essure system and its use. On October 23, 2003, we entered into a settlement agreement with Ovion pursuant to which we received a sole, worldwide license to Ovion's patent rights relative to the Essure system, and Ovion may not grant any additional such licenses to other parties. The settlement agreement provided for a cash payment of $2.0 million in the fourth quarter of 2003 as a prepaid royalty, and a license fee of $2.0 million payable in our common stock in equal installments in the first and second quarters of 2004. In addition, the settlement agreement provided for the payment of a royalty to Ovion that will be equal to 3.25% of the cumulative net sales of the Essure system in excess of $75.0 million for a period of no longer than ten years. In accordance with the terms of the settlement agreement, our prepaid royalties were fully amortized when cumulative net sales of Essure system reached $136.5 million. As of December 31, 2007, the prepaid royalties were fully amortized to cost of goods. Ovion was not granted any rights to our intellectual property pursuant to the settlement agreement. The settlement agreement was approved by the U.S. District Court for the Northern District of California on November 6, 2003.

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

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position and results of operations or cash flows.

16. Establishment of Foreign Subsidiary

        On December 15, 2008 Conceptus Medical Limited ("CML") was incorporated in the United Kingdom and became a subsidiary. CML was established to serve as our direct sales office in the United Kingdom after the termination of our distributor agreement during the fourth quarter of 2008. We believe the establishment of CML continues to expand our direct presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold to the distributor.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Information (unaudited)

Supplementary Data

Quarterly Results of Operations (Unaudited)

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net Sales	$28,525	$26,645	$25,680	$21,127	$18,563	$16,430	$15,669	$13,780
Cost of goods sold	5,919	5,090	5,196	5,445	4,422	4,317	4,238	3,705

Gross profit	22,606	21,555	20,484	15,682	14,141	12,113	11,431	10,075
Operating expenses:
Research and development	1,602	1,611	1,644	1,931	1,659	1,513	1,061	1,642
Selling, general and administrative	16,139	16,363	20,081	20,102	15,986	13,917	13,172	13,009

Total operating expenses	17,741	17,974	21,725	22,033	17,645	15,430	14,233	14,651

Operating income (loss)	4,865	3,581	(1,241)	(6,351)	(3,504)	(3,317)	(2,802)	(4,576)
Interest income and expense and other expense, net	(241)	(493)	(199)	(28)	747	682	662	476

Net income (loss) before provision for income taxes	4,624	3,088	(1,440)	(6,379)	(2,757)	(2,635)	(2,140)	(4,100)
Provision for (Benefit from) income taxes	(305)	113	168	0	—	—	—	—

Net income (loss)	4,929	2,975	(1,608)	(6,379)	(2,757)	(2,635)	(2,140)	(4,100)

Basic income (loss) per share	$0.16	$0.10	$(0.05)	$(0.21)	$(0.09)	$(0.09)	$(0.07)	$(0.14)

Diluted income (loss) per share	$0.16	$0.10	$(0.05)	$(0.21)	$(0.09)	$(0.09)	$(0.07)	$(0.14)

Weighted average shares used in computing basic net income (loss) per share	30,362	30,342	30,217	29,935	29,634	29,525	29,420	29,260

Weighted average shares used in computing diluted net income (loss) per share	30,874	31,207	30,217	29,935	29,634	29,525	29,420	29,260

Conceptus, Inc.

Schedule II
Schedule of Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$106	$61	$—	$167
Year ended December 31, 2007	167	264	—	431
Year ended December 31, 2008	431	74	27	478

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, California on this 13th day of March 2009.

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

Signature	Title	Date

/s/ MARK M. SIECZKAREK Mark M. Sieczkarek	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009
/s/ GREGORY E. LICHTWARDT Gregory E. Lichtwardt	Executive Vice President, Treasurer and Chief Financial Officer	March 13, 2009
/s/ JOHN BISHOP John Bishop	Director	March 13, 2009
/s/ THOMAS F. BONADIO Thomas F. Bonadio	Director	March 13, 2009
/s/ PAUL A. LAVIOLETTE Paul A. Laviolette	Director	March 13, 2009
/s/ ROBERT V. TONI Robert V. Toni	Director	March 13, 2009
/s/ KATHRYN A. TUNSTALL Kathryn A. Tunstall	Director	March 13, 2009
/s/ PETER L. WILSON Peter L. Wilson	Director	March 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Indemnification Agreement for directors and officers.
10.35	Lease agreement for the premises located at 331 East Evelyn, Mountain View, California.
10.36	Credit Line Account Application and Agreement for Organization and Business and Addendum.
21.0	List of Conceptus subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See signature page of this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.