Form 10-Q
period 2009-03-31
CONCEPTUS INC
filed 2009-05-08
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

There were 30,518,109 shares of Registrant’s Common Stock issued and outstanding as of May 1, 2009.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31,	December 31,
	2009	2008
		(As Adjusted) (1)
Assets
Current assets:
Cash and cash equivalents	$54,241	$54,720
Accounts receivable, net	14,637	14,377
Inventories	2,659	3,829
Prepaids	7,449	7,478
Other current assets	1,953	1,617
Total current assets	80,939	82,021

Property and equipment, net	8,827	8,635
Debt issuance costs, net	1,336	1,451
Intangible assets, net	4,830	5,287
Long-term investments	43,332	43,177
Put option	4,967	5,144
Restricted cash	351	351
Goodwill	15,949	17,105
Other assets	47	50
Total assets	$160,578	$163,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,107	$3,869
Accrued compensation	5,371	6,762
Line of credit	30,938	29,944
Deferred tax liability	1,307	1,442
Other accrued liabilities	4,379	4,598
Total current liabilities	47,102	46,615

Notes payable	73,369	72,344
Other accrued liabilities	505	394
Total liabilities	120,976	119,353

Stockholders’ equity:
Common stock and additional paid-in capital	288,503	286,951
Accumulated other comprehensive loss	(2,281)	(798)
Accumulated deficit	(246,620)	(242,285)
Treasury stock, 77,863 shares, at cost	—	—
Total stockholders’ equity	39,602	43,868

Total liabilities and stockholders’ equity	$160,578	$163,221

(1) Adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). See Note 9: Convertible Senior Notes - Adoption of FSP APB 14-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
		(As Adjusted) (1)
Net sales	$27,151	$21,127
Cost of goods sold	5,756	5,445
Gross profit	21,395	15,682

Operating expenses:
Research and development	1,407	1,931
Selling, general and administrative	22,570	20,102
Total operating expenses	23,977	22,033

Operating loss	(2,582)	(6,351)

Interest income	356	891
Interest expense	(1,718)	(1,567)
Other expense, net	(250)	(282)
Total interest income and expense and other expense, net	(1,612)	(958)

Loss before provision for income taxes	(4,194)	(7,309)

Provision for income taxes	141	—
Net loss	$(4,335)	$(7,309)

Basic and diluted net loss per share	$(0.14)	$(0.24)

Weighted-average shares used in computing basic and diluted net loss per share	30,438	29,935

(1) Adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). See Note 9: Convertible Senior Notes - Adoption of FSP APB 14-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2008
		(As Adjusted) (1)
Cash flows from operating activities
Net loss	$(4,335)	$(7,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,013	665
Amortization of debt issuance costs	116	116
Accretion of note payable	1,025	969
Amortization of intangibles	180	187
Loss on put option	177	—
Unrealized gain on trading securities	(155)	—
Stock-based compensation expense	1,347	1,608
Gain on disposal of fixed assets	(12)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(476)	56
Inventories	1,014	577
Other current assets	(375)	(1,530)
Accounts payable	1,195	(1,014)
Accrued compensation	(1,321)	(266)
Other accrued and long term liabilities	(115)	836
Net cash used in operating activities	(722)	(5,105)

Cash flows from investing activities
Purchase of Conceptus SAS, net of cash acquired	—	(22,619)
Purchase of investments	—	(5,000)
Sales and maturities of investments	—	22,050
Proceeds from sale of fixed assets	16	—
Capital expenditures	(847)	(808)
Net cash used in investing activities	(831)	(6,377)

Cash flows from financing activities
Proceeds from line of credit	1,067	—
Repayment of line of credit outstanding	(97)	—
Proceeds from issuance of common stock	225	1,095
Net cash provided by financing activities	1,195	1,095

Effect of exchange rate changes on cash and cash equivilents	(121)	120

Net decrease in cash and cash equivalents	(479)	(10,267)
Cash and cash equivalents at beginning of the period	54,720	28,450
Cash and cash equivalents at end of the period	$54,241	$18,183

(1) Adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). See Note 9: Convertible Senior Notes - Adoption of FSP APB 14-1.

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

The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the operating results for the full 2009 fiscal year or any other future interim periods.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007) Business Combinations, or SFAS 141(R), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. Additionally, in February 2009, FASB issued FASB Staff Position FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R).  SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on our financial condition, results of operations, or cash flows.

We adopted Emerging Issues Task Force (“EITF”) 08-6 on January 2009, concurrently with the adoption of SFAS 141(R) and SFAS 160. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS 141(R) and SFAS 160. The adoption of EITF 08-6 did not have a material impact on our financial condition, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS 161.  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective in the first quarter of fiscal year 2009.  The adoption of SFAS 161 did not have a material impact on our financial condition, results of operations, or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited. The adoption of FSP 142-3 did not have a material impact on our financial condition, results of operations, or cash flows.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We have adopted FSP APB 14-1 in the first quarter of fiscal 2009 and as a result have made certain adjustments to the presentation of our financial condition, results of operations, and cash flows.  See Note 9 — Convertible Senior Notes.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5).  Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, or SFAS 133, specifies that a contract that would otherwise meet the definition of derivative but is both (a) indexed to such company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  EITF 07-05 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  The adoption of EITF 07-05 did not have a material impact on our financial condition, results of operations, or cash flows.

Effective January 1, 2008, we adopted  SFAS No. 157, Fair Value Measurements, or SFAS 157, as amended by FSP SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP SFAS 157-1, and FSP SFAS 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements.  SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  FSP SFAS 157-1 amended SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases.  FSP SFAS 157-2 amended SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted FSP SFAS 157-2 in the first quarter of fiscal 2009.  See Note 4 - Fair Value Measurements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, which modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

FSP SFAS No. 115-2 and SFAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for us, would be the second quarter of fiscal 2009. Early adoption is permitted for periods ending after March 15, 2009. We are currently evaluating the effect of this FSP.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  We will adopt the new disclosure requirements in the second quarter of fiscal 2009.  We do not expect to have a material impact on our condensed consolidated financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We will adopt the provisions of FSP SFAS 157-4 effective the second quarter of fiscal 2009, which we do not expect to have a material impact on our condensed consolidated financial condition, results of operations, or cash flows.

2.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying our financial statements include the write-off of obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, the fair value of our investment portfolio, assumptions regarding variables used in calculating the fair value of our equity awards, impairment of goodwill, intangibles and other long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Functional Currency

On January 7, 2008 we acquired Conceptus SAS, which sells to customers throughout Europe.  Sales by Conceptus SAS are denominated in Euros. On December 15, 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary.  In preparing our consolidated financial statements, we are required to translate the financial statements of Conceptus SAS and CML from the currency in which they keep their accounting records into U.S. Dollars.  Conceptus SAS maintains its accounting records in the functional currency which is also its local currency, the Euro. The functional currency of CML is the British Pound.  The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of Conceptus SAS has been determined to be the Euro, and CML has been determined to be the British Pound, any gain or loss associated with the translation of Conceptus SAS’ and

CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive loss.  If in the future we determine that there has been a change in the functional currency of Conceptus SAS or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2009 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded as of March 31, 2009.

Other intangible assets include customer relationships and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS 144.  We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the Essure license acquired from a patent litigation settlement in 2003 and intangible assets acquired in connection with our acquisition of Conceptus SAS in 2008, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

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

3.     Long-Term Investments

As of March 31, 2009, we held $48.5 million (par value) in auction rate securities, or ARS, backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par.  We have experienced failed auctions in 2009 and 2008 on all of our ARS.   The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights at par value.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of SFAS 159.  As a result, upon acceptance of the offer from UBS, we recorded approximately $5.1 million as the fair value of the Rights with a corresponding credit to other expense, net in the fourth quarter of 2008.  As a result of our election to record the Rights at fair value, unrealized gains and losses will be included in earnings in future periods.   We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk. For the three months ended March 31, 2009, we recorded an additional unrealized loss of $0.2 million which represents the decrease in the fair value of the put option.

Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the ARS as long-term investments until June 30, 2009, one year prior to the contractual settlement.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments.  We recorded unrealized gains and losses on our available-for-sale securities, in accumulated other comprehensive income (loss) in the stockholders’ equity section of our balance sheets.  Such an unrealized loss did not change net income (loss) for the applicable accounting period.

In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 30, 2010, we transferred our ARS from available-for-sale to trading securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  The transfer to trading securities reflects our intent to exercise our put option during the period June 30, 2010 to July 3, 2012.  Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value.

For the three months ended March 31, 2009, we recorded an unrealized gain of $0.2 million, which represents the increase in the fair value of the ARS.  We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions occurring.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our auction rate securities at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS.   See Note 10 — Credit Line.

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

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of March 31, 2009, our Level 1 instruments are solely comprised of our investments in money market funds.

As a result of continued auction failures, quoted prices for our ARS did not exist as of March 31, 2009 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker/dealer that held our ARS included their estimated market value as of March 31, 2009. Our broker/dealer valued our ARS at 88% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker/dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these ARS as of March 31, 2009.

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

The put option is a free standing asset separate from the ARS, and represents our contractual right to require our broker, UBS, to purchase our ARS at par value during the period of June 30, 2010 through July 2, 2012.  See Note 3 — Long-term Investments.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	March 31	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	Level 1	Level 2	Level 3

Assets:
Money market fund	$48,345	$48,345	$—	$—
Auction rate securities	43,332	—	—	43,332
Put option	4,967	—	—	4,967

Total assets	$96,644	$48,345	$—	$48,299

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	Level 1	Level 2	Level 3

Assets:
Money market fund	$47,170	$47,170	$—	$—
Auction rate securities	43,177	—	—	43,177
Put option	5,144	—	—	5,144

Total assets	$95,491	$47,170	$—	$48,321

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

		Auction Rate
	Put Option	Securities	Total
Balance at December 31, 2008	$5,144	$43,177	$48,321
Unrealized gain on auction rate securities	—	155	155
Unrealized loss on put option	(177)	—	(177)

Balance at March 31, 2009	$4,967	$43,332	$48,299

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 (in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$—
Transfers from level 2 to level 3	48,800
Sale of auction rate securities	(350)
Unrealized loss on auction rate securities	(2,347)
Balance at March 31, 2008	$46,103

5.            Goodwill and Intangible Assets

On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS.  Our condensed consolidated financial statements include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008.

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

The changes in carrying amount of goodwill for the three months ended March 31, 2009 is as follows (in thousands):

Three Months
Ended March 31,
2009
Goodwill, beginning of period	$17,105
Effect of currency translation	(1,156)
Goodwill, end of period	$15,949

The following table provides additional information concerning intangible assets (in thousands):

		March 31, 2009
	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value

Customer relationships	7.75	$5,024	$(678)	$(463)	$3,883
Covenant not to compete .	1.75	71	(28)	(5)	38
Licenses	4.45	2,020	(1,111)	—	909

Total intangibles		$7,115	$(1,817)	$(468)	$4,830

Intangible assets are being amortized over periods ranging from 3 to 9 years.

6.     Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$275	$230
Work-in-progress	1,105	1,225
Finished goods	1,279	2,374
Total	$2,659	$3,829

7.     Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Balance at the beginning of the period	$272	$208
Accruals for warranties issued during the period	59	57
Settlements made in kind during the period	(99)	(67)
Balance at the end of the period	$232	$198

8.     Stock-Based Compensation

Net loss for the first quarter of 2009 included stock-based compensation expense under SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), of approximately $1.4 million, which consisted of stock-based compensation expense of approximately $1.2 million related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million related to employee restricted stock and restricted stock units.

Net loss for the first quarter of 2008 included stock-based compensation expense under SFAS 123(R) of approximately $1.5 million, which consisted of stock-based compensation expense of approximately $1.3 million related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $0 and $55,000 for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, we calculated the fair value of each stock option and stock appreciation right on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

	Three months ended March 31,
	2009	2008
Expected term (in years)	4.35	4.67
Average risk-free interest rate	1.61%	2.65%
Average volatility factor	52.6%	47.9%
Dividend yield	—	—

Stock Options and Stock Appreciation Rights: During the three months ended March 31, 2009, we granted stock appreciation rights for 842,057 shares of common stock, with an estimated total grant date fair value of approximately $4.2 million and a grant date weighted-average fair value of $4.99 per share.  During the three months ended March 31, 2008, we granted stock options and stock appreciation rights for 716,794 shares of common stock, with an estimated total grant date fair value of approximately $5.4 million and a grant date weighted-average fair value of $7.52 per share.

Restricted Stock Units: In connection with restricted stock units and restricted stock awards granted, we recorded stock compensation representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended March 31, 2009, we granted 24,489 restricted stock units, with a grant-date fair value of approximately $0.3 million and a grant-date weighted-average fair value of $12.25.   During the three months ended March 31, 2008, we granted 41,000 restricted stock units, with a grant-date fair value of approximately $0.7 million and a grant-date weighted-average fair value of $17.45.

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

Adoption of FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We have adopted FSP APB 14-1 in our first quarter of fiscal 2009 and adjusted our financial statements as follows in connection with our outstanding convertible senior notes.

The effect of the adoption of FASB APB 14-1 was to bifurcate the debt and equity components of our convertible notes. The note payable principal balance at the date of issuance of $86.3 million in February 2007 was bifurcated into the debt component of $65.1 million and the equity component of $21.2 million.  The difference between the note payable principal balance of $86.3 million and the $65.1 million value of the debt component will be accreted to interest expense over a period of 5 years, which is the expected term of our notes payable.  The adjusted outstanding notes payable balance at December 31, 2008 is $72.3 million.   In addition, we reclassified $0.8 million of debt issuance costs to additional paid in capital which will have the effect of reducing quarterly amortization by $39,000.  The debt component was recognized at the present value of its cash flows discounted using a 5.51% discount rate, our borrowing rate at the date of the issuance of the Debenture for a similar debt instrument without the conversion feature.

Interest expense associated with the Convertible Senior Notes consisted of the following (in thousands):

	Three months ended March 31,
	2009	2008
		(As Adjusted) (1)
Contractual coupon rate of interest	$478	$483
Accretion of note payable	1,025	969
Interest expense - convertible senior notes	$1,503	$1,452

(1) Adjusted for the retrospective adoption of FSP APB 14-1.

Amounts comprising the carrying amount of the Convertible Senior Notes are as follows (in thousands):

	March 31,	December 31,
	2009	2008
		(As Adjusted) (1)
Principal balance	$65,101	$65,101
Accretion of note payable	8,268	7,243
Carrying amount	$73,369	$72,344

(1) Adjusted for the retrospective adoption of FSP APB 14-1.

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Balance Sheet as of December 31, 2008 (in thousands) is as follows:

	As Previously Reported	Incremental Impact of Adoption of FSP APB 14-1	As Adjusted
Debt issuance costs, net	$1,935	$(484)	$1,451
Total liabilities	133,259	(13,906)	119,353
Common stock and additional paid in capital	266,576	20,375	286,951
Accumulated deficit	(235,332)	(6,953)	(242,285)

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 (in thousands, except per share amount) is as follows:

	As Previously Reported	Incremental Impact of Adoption of FSP APB 14-1	As Adjusted
Total interest income and expense and other expense, net	$(28)	$(930)	$(958)
Net loss	(6,379)	(930)	(7,309)
Basic and diluted net loss per share	(0.21)	(0.03)	(0.24)

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008 (in thousands) is as follows:

	As Originally Reported	Incremental Impact of Adoption of FSP APB 14-1	As Adjusted
Net loss	$(6,379)	$(930)	$(7,309)
Amortization of debt issuance costs	155	(39)	116
Accretion of note payable	—	969	969

10.       Credit Line

In November 2008 we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of the fair value of our ARS at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS.  As of March 31, 2009 our loan balance was $30.9 million.  See Note 3 — Long-term Investments.

11.         Income Taxes

Our effective tax rate was 3% for the three months ended March 31, 2009 and none for the three months ended March 31, 2008.  The Company’s effective rate for the three months ended March 31, 2009 is primarily related to our foreign operations.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.   We have not been audited by the Internal Revenue Service or any state income or franchise tax agency.   As of March 31, 2009, our federal returns for the years ended 2005 through the current period and most state returns for the years ended 2004 through the current period are still open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

As of March 31, 2009, we recorded approximately $0.1 million of income tax expense attributable to Conceptus SAS.   The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

The amount of unrecognized tax benefits at March 31, 2009 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.5 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of FIN 48, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

12.         Computation of Net Loss Per Share

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended
	March 31,
	2009	2008
Denominator:
Weighted-average number of common shares oustanding	30,442	29,952
Less: Weighted-average unvested and restricted common shares	(4)	(17)
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	30,438	29,935

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At March 31,
	2009	2008
Outstanding options and stock appreciation rights	4,826	4,521
Restricted stock awards	4	17
Restricted stock units	101	140
Employee stock purchase plan	19	16
Warrants issued in connection with our convertible notes	3,093	3,093
Total	8,043	7,787

In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027.  The notes are not included in the calculation of net loss per share because their effect is anti-dilutive. In addition, our senior convertible notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock during the period.

13.         Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive loss consists of unrealized losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive loss for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(4,335)	$(7,309)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(1,483)	57
Change to unrealized gain loss on available-for-sale securities	—	(2,347)
Comprehensive loss	$(5,818)	$(9,599)

The balance of each component of accumulated other comprehensive loss, net of taxes, as of March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 31, 2008	$(798)	$(798)
Net change during the three month period	(1,483)	(1,483)
Balance as of March 31, 2009	$(2,281)	$(2,281)

14.         Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008
Net sales (in thousands)	$27,151	$21,127

United States of America	78%	78%
France	15%	14%
Rest of Europe	7%	8%
Other	< 1%	< 1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2009 and 2008. No customer had a balance in excess of 10% of our net accounts receivable at March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2009 revenues and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009 and those included elsewhere in this Form 10-Q.

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

On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS, which markets Essure directly in France and utilizes distributors to market Essure in other European markets.  As a result of this transaction, Conceptus SAS became our wholly-owned subsidiary. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold the Essure product directly to Conceptus SAS.  Our consolidated financial statements include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008.  Consolidated net sales for the three months ended March 31, 2009 were $27.2 million of which 78% were generated in the United States.  For financial information about geographic areas and for segment information with respect to net sales, refer to the information set forth in Note 14 to our condensed consolidated financial statements.

We were incorporated in the state of Delaware on September 18, 1992.  We maintain three websites located at www.conceptus.com, www.essuremd.com and www.essure.com. We make available free of charge on or through our www.conceptus.com website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (SEC).

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

Effectiveness of the Essure System

In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The Premarket Approval, or PMA, supplement filed in late January 2005 supports an extension of the effectiveness rate of the  Essure  system to 99.80% after four years and 99.74% after five years, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of clinical trial subjects who had completed five year follow up at the time of the FDA submission.  Five year follow up of all patients in clinical trials is currently complete.  A PMA supplement to update the product labeling incorporating the results of the follow-up data will be submitted to the FDA.

In September 2005, we received approval from the FDA to terminate our post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the  Essure  system, was to determine the rate of successful bilateral placements of the  Essure  micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by the FDA had not been completed, the data obtained to date provided us with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been re-classified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the  Essure  Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA. In March 2006, we filed a PMA supplement with the FDA in order to obtain approval for a modified delivery system and micro-insert, and new valved introducer.  We received such approval from the FDA in June 2007. A post-approval study  has been conducted to investigate the bilateral placement rate at first attempt for the modified delivery system and micro-insert.  In March 2009, we received approval from the FDA to terminate our post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained.  A PMA supplement to update the product labeling incorporating the results of the post-approval study will be submitted to the FDA.

Physician Penetration

We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. We continue to see an increase in the number of physicians becoming trained or who are in the process of training to perform the Essure procedure. The level of sales for the Essure system, particularly in this early period of adoption, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception to-date.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of March 31, 2009, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 46 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2009, the Centers for Medicare and Medicaid Service (CMS), the Medicare Physician Fee Schedule national average payment for hysteroscopic sterilization (CPT code) is $427 when performed in a hospital (facility) and $1,862 (non-facility) when performed in a physician’s office. In addition, in the CMS Final Rule for the 2009 Outpatient Prospective Payment System, or OPPS, which assigns hospital outpatient reimbursement amounts, CPT 58565 maps to APC 202 which is assigned a Medicare National Average of $2,888, which under Medicare includes the cost of the implant.  In 2009, the Medicare national average payment for hysteroscopic sterilization in the ambulatory surgery center is $1,535, which includes the cost of the implant. We believe these values are very favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

Effective May 15, 2008, California’s state fee-for-service Medicaid program announced coverage of the Essure procedure for beneficiaries that are 21 years of age or older. Physicians may perform the Essure procedure in the physician’s office, the ambulatory surgery center or the hospital outpatient department. Medi-Cal is to pay $2,282 as a global fee for an in-office procedure.  We believe these values are very favorable for the Essure procedure and will continue be advantageous in establishing increased utilization for devices amongst doctors.

Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

During the last several years, we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. In Europe, we are developing a strategic plan to obtain reimbursement in a number of European countries. In France, we obtained official reimbursement under certain conditions for the Essure device in February 2005 for the term of two years with the Haute Autorité de Santé, or HAS. This conditional approval required the procedure to be reserved for patients who had a potential laparoscopic risk. In addition, it required a follow up to demonstrate the safety of the Essure device, for which we conducted a multicenter study. As a result of these studies, the “Haute Autorité de Santé” lifted all the restrictions in October 2007, thereby putting the Essure procedure on an equal footing with tubal ligations. Following this decision, the Essure procedure is covered in France for all women, regardless of medical status.  In addition, the CEPS in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 663 Euros for the next five years.

Adoption of the Essure System

We believe the Essure system to be the gold standard in permanent birth control because of its unparalleled effectiveness, safety, and low cost.  The Essure system is becoming increasingly well established among physicians and patients and is routinely taught to new physicians in residency programs. As a result, we believe that recommendations and endorsements by physicians that are essential for market acceptance of our product will continue to grow. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. Our biggest challenge is to accelerate  the adoption process to make the Essure procedure the standard of care for permanent birth control. The following discussion summarizes our programs to increase adoption of the Essure procedure.

First, we will continue to drive office-based procedures. The Essure procedure can be easily performed in the office, which is the most comfortable and convenient setting for the patient and the place where the physician is most productive from economic and logistical perspectives.  The physician’s office is also the lowest cost site of service for the payer and the patient and the setting where utilization rates can grow the fastest.

Second, we expect to spend approximately $13 million in 2009 on further building patient awareness.  We believe that once patients are made aware of the benefits of the Essure procedure, they will no longer look to other methods of birth control currently available. In 2009, we intend to broaden our consumer-awareness campaign to include 15% of the U.S. population.  All of our awareness initiatives are also aimed at enabling us to compete for a larger share of the 7.5 million U.S. families who have completed their families but rely on temporary forms of birth control with lower efficacy.

Third, we will continue to expand our business in targeted international markets. We established a direct sales presence in the United Kingdom in December 2008 and in early 2009, we received approval for the Essure procedure from the Brazilian National Health Service. We also plan to hire additional distributors during the year.  Surgical tubal ligation is the primary form of permanent birth control worldwide, and thus we believe that the Essure system addresses a global clinical need.

Last, with the prospect of new competition in this large market, we are committed to continuing to improve the Essure device.  In 2009, we plan to make an FDA submission for marketing approval of our fourth-generation Essure device, which is designed to further reduce the already rapid procedure time and improve the precision of device deployment.  We are also working on our fifth-generation Essure device, which will be designed to once again set a new standard in hysteroscopic sterilization.

We have experienced significant operating losses since inception and, as of March 31, 2009, had an accumulated deficit of $246.6 million. Although we were profitable in the third and fourth quarters of 2008, we experienced a net loss in the first quarter of 2009 and there is a risk that we may not sustain profitability.  We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will be in a net loss position unless sufficient revenues can be generated to offset expenses.

Results of Operations - Three Months Ended March 31, 2009 and 2008

 (in thousands, except percentages)

	Three Months Ended March 31,
	2009		2008 (As Adjusted) (1)		2009- 2008%
	Amount	% (a)	Amount	% (a)	Change
Net sales	$27,151	100%	$21,127	100%	29%
Gross profit	21,395	79%	15,682	74%	36%
Research and development expenses	1,407	5%	1,931	9%	-27%
Selling, general and administrative expenses	22,570	83%	20,102	95%	12%
Net loss	(4,335)	-16%	(7,309)	-35%	-41%

(1) Adjusted for the retrospective adoption of FSP APB 14-1.  See Note 9: Convertible Senior Notes - Adoption of FSP APB 14-1 of the Notes to Condensed Consolidated Financial Statements.

(a) Expressed as a percentage of total net sales.

Net Sales

Net sales were $27.2 million for the three months ended March 31, 2009 as compared to $21.1 million for the three months ended March 31, 2008, representing an increase of approximately $6.1 million or 29%.  The increase is the result of continued commercialization and marketing of the Essure system worldwide and reflects the increasing numbers of physicians entering and completing training in the use of the procedure.

International sales comprised 22% of our total net sales in the three months ended March 31, 2009.  International sales increased 26% compared to the three months ended March 31, 2008.  The net sales increase also reflects a domestic revenue increase of 29% in the three months ended March 31, 2009 as compared to the similar period in 2008.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008
Net sales (in thousands)	$27,151	$21,127

United States of America	78%	78%
France	15%	14%
Rest of Europe	7%	8%
Other	< 1%	< 1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2009 and 2008. No customer had a balance in excess of 10% of our net accounts receivable at March 31, 2009.

We expect our net sales for 2009 to be in the range of approximately $125.0 million to $135.0 million, which would represent 23% to 32% growth from net sales in 2008 as we continue to increase the number of physicians performing the Essure procedure. We will also continue our programs aimed at raising patient awareness of the Essure procedure, such as radio, print and television advertising. We believe our revenue growth in 2009 and beyond will be significantly influenced by how successful we are in achieving our patient awareness objectives and physicians entering and completing training. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K, our expected revenue growth involves many risk factors, some of which are not entirely within our control, such as market acceptance of the Essure system and third party reimbursement for the device.

Gross Profit

Cost of goods sold for the three months ended March 31, 2009 was $5.8 million as compared to $5.4 million for the three months ended March 31, 2008, this represents an increase of $0.4 million, or 6%.  Gross margin for the three months ended March 31, 2009 was 79% as compared to 74% for the comparable period in 2008. The quarter-over-quarter increase in gross margin is related to lower manufacturing costs associated with higher unit volume and a domestic price increase implemented during the first quarter of 2009.  Our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.4 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively, which represents a decrease of $0.5 million, or 27%. The primary reason for the decrease is due to decreased payroll and payroll related expenditures of $0.1 million, consulting and outside services of $0.3 million and clinical trials of $0.2 million, offset by an increase to project prototypes of $0.1 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended March 31, 2009 was $22.6 million as compared to $20.1 million for the three months ended March 31, 2008, which represents an increase of $2.5 million, or 12%. The increase is primarily due to the following: an increase of $1.0 million due to expansion of our U.S. field sales force and increased domestic advertising expenditures of $0.8 million primarily for our consumer-awareness campaign.  This campaign involves television, radio and print media and is intended to drive patient awareness of the Essure procedure. In addition, fees related to consulting services, depreciation and expensed inventory increased by $1.0 million; offset by a decrease in stock compensation and training expenses of $0.3 million.  We expect selling, general and administrative expenses to increase in the second quarter of 2009 as we expect to hire additional sales professionals and to continue our consumer-awareness  campaign in targeted markets.

Total interest income and expenses and other expenses, net

Total interest income and expenses and other expenses, net for the three months ended March 31, 2009 was a net expense of $1.6 million as compared to a net expense of $1.0 million for the three months ended March 31, 2008, which represents an increase of $0.6 million or 68%. Interest income in the three months ended March 31, 2009 was lower by $0.5 million compared with the three months ended March 31, 2008. Interest income was negatively impacted due to lower interest rates on the Company’s investment portfolio, which consists of auction rate securities and money market accounts that are currently earning lower interest rates compared to 2008.

In May 2008, the FASP issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We have adopted FSP APB 14-1 with our first quarter of fiscal 2009 which resulted in an increase of interest expense of $1.0 million and $0.9 million for each of the three months ended March 31, 2009 and 2008.  See Note 9 – Convertible Senior Notes.

Provision for income taxes

 In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We evaluate the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax U.S. losses and the current uncertainty of our ability to realize our U.S. deferred tax assets, a valuation allowance in an amount equal to our U.S. deferred tax assets has been recorded.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.   We have not been audited by the Internal Revenue Service or any state income or franchise tax agency.   As of March 31, 2009, our federal returns for the years ended 2005 through the current period and most state returns for the years ended 2004 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

At March 31, 2009, we recorded approximately $0.1 million of income tax expense attributable to Conceptus SAS.   The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

The amount of unrecognized tax benefits at March 31, 2009 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.5 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of FIN 48, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant operating losses since inception and, as of March 31, 2009, had an accumulated deficit of $246.6 million. Although we were profitable in the third and fourth quarters of 2008, we experienced a net loss in the first quarter of 2009 and there is a risk that we may not sustain profitability.  We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad.  We will be in a net loss position unless sufficient revenues can be generated to offset expenses.

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

As of March 31, 2009, we held $48.5 million (par value) in auction rate securities (“ARS”) backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

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

In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights at par value.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our ARS at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS.

As of March 31, 2009, we had cash and cash equivalents of $54.2 million, compared to $54.7 million at December 31, 2008. The decrease of $0.5 million is primarily due to cash usage for operating and investing activites offset by cash proceeds from the line of credit and issuance of common stock.   We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for the next twelve months.

In the future, depending on a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.  Additional financing may not be available when needed or on terms acceptable to us.

Operating Activities

Net cash used in operating activities was $0.7 million in the three months ended March 31, 2009, as compared to $5.1 million in the three months ended March 31, 2008.  Net cash used in operating activities in the three months ended March 31, 2009 was primarily related to:

•                  net loss of $4.3 million; and

•                  non-cash related items of $3.7 million corresponding primarily to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance cost and intangible amortization.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have an established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $0.8 million, due to capital expenditures primarily related to purchases of additional hysteroscopy equipment.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2009 was $1.2 million from the issuance of common stock for our stock option programs and proceeds from our revolving credit line agreement with UBS.  See Note 10 of our Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007) Business Combinations, or SFAS 141(R), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160, an amendment of Accounting Research Bulleting No. 51, or ARB 51. SFAS 141(R) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact our acquisition strategy. Additionally, in February 2009, FASB issued FASB Staff Positions FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which will amend the previsions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS 141(R).  SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. In addition, SFAS 141(R) will be applied prospectively and SFAS 160 will require retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of SFAS 160 will be applied prospectively. SFAS 141(R) and SFAS 160 are effective on January 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on our financial condition, results of operations, or cash flows.

We adopted Emerging Issues Task Force (“EITF”) 08-6 on January 2009, concurrently with the adoption of SFAS 141(R) and SFAS 160. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS 141(R) and SFAS 160. The adoption of EITF 08-6 did not have a material impact on our financial condition, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS 161.  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective in the first quarter of fiscal year 2009.  The adoption of SFAS 161 did not have a material impact on our financial condition, results of operations, or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited. The adoption of FSP 142-3 did not have a material impact on our financial condition, results of operations, or cash flows.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We have adopted FSP APB 14-1 in the first quarter of fiscal 2009 and as a result have made certain adjustments to ther presentation of our financial conditions, results of operations, or cash flows.    See Note 9 – Convertible Senior Notes of our Notes to Condensed Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5).  Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, or SFAS 133, specifies that a contract that would otherwise meet the definition of derivative but is both (a) indexed to such company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  EITF 07-05 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  The adoption of EITF 07-05 did not have a material impact on our financial condition, results of operations, or cash flows.

Effective January 1, 2008, we adopted  SFAS No. 157, Fair Value Measurements (“SFAS 157”) as amended by FSP SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP SFAS 157-1, and FSP SFAS 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements.  SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  FSP SFAS 157-1 amended SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases.  FSP SFAS 157-2 amended SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted FSP SFAS 157-2 in the first quarter of fiscal 2009. See Note 4 - Fair Value Measurements of our Notes to Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2 Recognition and Presentation of Other-Than-Temporary Impairments which modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. SFSP FAS No. 115-2 and SFAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for us, would be the second quarter of fiscal 2009. Early adoption is permitted for periods ending after March 15, 2009. We are currently evaluating the effect of this FSP.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  We will adopt the new disclosure requirements in the second quarter of fiscal 2009.  We do not expect to have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We will adopt the provisions of FSP SFAS 157-4 effective the second quarter of fiscal 2009, which we do not expect to have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:  We have been exposed to interest rate risk through interest earned on holdings of available-for-sale and trading marketable securities. We have experienced failed auctions in 2009 and 2008 of all our ARS and there is no assurance that auctions on these ARS in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ recorded value. As of March 31, 2009 we held $48.5 million (par value) in ARS which are variable rate debt instruments and bear interest rates that are due to reset approximately every 20-30 days. All of these ARS are classified as long term investments in our consolidated balance sheet at March 31, 2009 with an expected maturity of greater than one year. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

Foreign Currency Exchange Risk:    Historically, all of our expenses and our revenues were typically denominated in U.S. Dollars. On January 7, 2008, we acquired all the outstanding shares of Conceptus SAS.  As a result of this transaction, Conceptus SAS became a wholly owned subsidiary and its results of operations have been consolidated with our results of operations for financial reporting purposes as of the acquisition date. The functional currency of Conceptus SAS is the Euro; therefore, we are now exposed to changes in foreign exchange rates.

On December 15, 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary.  We established CML to serve as our direct sales office in the United Kingdom after the termination of our distributor agreement during the fourth quarter of 2008.  We believe the establishment of CML continues to expand our direct presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold to the distributor.  The functional currency of CML is the British Pound; therefore, we are now further exposed to changes in foreign exchange rates.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We will seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities.  In the three months ended March 31, 2009, we did not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purpose.   For the three months ended March 31, 2008, we had assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008 in connection with the acquisition of Conceptus SAS.  We recorded the changes of the fair value of the hedge contract in our results of operations for the three months ended March 31, 2008.  The hedge contract was fully utilized by December 31, 2008.

At March 31, 2009, our intercompany receivable balance with foreign subsidiaries is $4.9 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar/local currency exchange rate would be approximately $0.5 million.

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

As of March 31, 2009, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2008 on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of March 31, 2009 should be considered carefully while evaluating the Company and our business.

A portion of our investment portfolio is in auction rate securities.

As of March 31, 2009, we held approximately $48.5 million (par value) of investments consisting entirely of auction rate securities backed by federal and state student loans securities.  These auction rate securities have contractual maturities ranging from 2028 through 2047.  These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

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

As of March 31, 2009, we were aware of one company, Hologic, Inc. which is attempting to bring a transcervical sterilization device to the market.  In January 2009, Hologic received CE marking approval for its permanent contraception system, allowing it to market its product in the 27 countries of the European Union (EU) and three of the four member states of the European Free Trade Associations (EFTA).  In March 2009, the FDA issued a letter stating that Hologic’s permanent contraception system is approvable subject to FDA inspection of Hologic’s manufacturing facilities.  Hologic is in the process of registering its product in Canada and Australia.  We expect that these developments will intensify competition in the industry.

Many of our competitors possess a larger women’s health focused sales force and have access to the greater resources required to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with the Essure system. Our competitive position also depends on:

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

The current outbreak of H1N1 Flu (“Swine Flu”) may disrupt the manufacture of our products and our ability to conduct clinical trials in Mexico.

Our manufacturing operations in Mexico may be impacted by the April 2009 outbreak of H1N1 Flu (“Swine Flu”).  Our product is manufactured by Accellent, Inc., or Accellent, which is a third-party subcontractor located in Mexico.  In addition, we are in the process of developing manufacturing capabilities at Avail, another third-party subcontractor located in Mexico.  Recently, the Mexican government asked that all non-essential services shut down for a five day period beginning on May 1, 2009.  At the present time, Accellent and Avail are planning to remain open, but they may be forced to temporarily shut down their operations if the Swine Flu outbreak worsens.  If Accellent and Avail temporarily shut down their operations, we may not be able to supply products sufficient to meet demand, which may harm our business.  Currently, we are unable to stockpile additional inventory to mitigate the risk of a shortfall in our supply of products.

In addition, if the Swine Flu outbreak in Mexico worsens, we may also be forced to delay our planned clinical trials which are conducted in Mexico or re-locate them to another location.  This delay may have an adverse effect on our planned clinical trials which in turn could delay future product offerings. We have constructed a Swine Flu contingency plan for our manufacturing operations and planned clinical trials in Mexico, but we cannot assure you that this contingency plan will be successful or that the Swine Flu outbreak will not adversely impact our operations.

Future changes in financial accounting standards or practices may adversely affect our financial results.

Changes in accounting standards or practices, particularly changes related to convertible debt instruments such as our senior convertible notes, may have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, we recently adopted FSP APB 14-1 with our first quarter of fiscal 2009, which resulted in an increase of interest expense of $1.0 million and $.09 million for each of the three months ended March 31, 2009 and 2008.  Similar changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At March 31, 2009, we had cash and cash equivalents of $54.2 million.  This available cash and cash equivalents are held in accounts at financial institutions and consist of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing money market funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States and traditional money market funds.  We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 18, 2008.
3.2	Certificate of Amendment No. 1 to the Amended and Restated By-Laws of Conceptus, Inc. Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 2, 2009.
10.1	Amended and Restated Employment Agreement between the Company and Mark M. Sieczarek dated December 24, 2008.
10.2	Amended and Restated Change of Control Agreement between the Company and Gregory E. Lichtwardt dated September 9, 2008.
10.3	Amended and Restated Change of Control Agreement between the Company and Urlic Cote dated September 9, 2008.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 08, 2009

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer
and Chief Financial Officer