Form 10-Q
period 2009-06-30
CONCEPTUS INC
filed 2009-08-07
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 30,571,073 shares of Registrant’s Common Stock issued and outstanding as of August 1, 2009.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30,	December 31,
	2009	2008
		(As Adjusted - (A))
Assets
Current assets:
Cash and cash equivalents	$63,258	$54,720
Accounts receivable, net	16,876	14,377
Inventories	2,714	3,829
Prepaids	3,206	7,478
Other current assets	1,084	1,617
Total current assets	87,138	82,021

Property and equipment, net	9,340	8,635
Debt issuance costs, net	1,219	1,451
Intangible assets, net	4,892	5,287
Long-term investments	44,531	43,177
Put option	3,730	5,144
Restricted cash	355	351
Goodwill	16,973	17,105
Other assets	83	50
Total assets	$168,261	$163,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,152	$3,869
Accrued compensation	6,402	6,762
Line of credit	32,073	29,944
Other accrued liabilities	5,841	4,598
Total current liabilities	49,468	45,173

Deferred tax liability	1,344	1,442
Notes payable	74,408	72,344
Other accrued liabilities	632	394
Total liabilities	125,852	119,353

Stockholders’ equity:
Common stock and additional paid-in capital	290,715	286,951
Accumulated other comprehensive loss	(1,130)	(798)
Accumulated deficit	(247,176)	(242,285)
Treasury stock, 77,863 shares, at cost	—	—
Total stockholders’ equity	42,409	43,868

Total liabilities and stockholders’ equity	$168,261	$163,221

(A) Adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) or FSP APB 14-1.  See Note 9: Convertible Senior Notes - Adoption of FSP APB 14-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		As Adjusted - (A)		As Adjusted - (A)
Net sales	$33,049	$25,680	$60,200	$46,807
Cost of goods sold	6,671	5,196	12,426	10,641
Gross profit	26,378	20,484	47,774	36,166

Operating expenses:
Research and development	2,008	1,644	3,415	3,575
Selling, general and administrative	23,337	20,081	45,908	40,183
Total operating expenses	25,345	21,725	49,323	43,758

Operating profit (loss)	1,033	(1,241)	(1,549)	(7,592)

Interest income	179	338	535	1,229
Interest expense	(1,753)	(1,585)	(3,472)	(3,151)
Other income (expense)	68	104	(182)	(179)
Total interest income and expenses and other expenses, net	(1,506)	(1,143)	(3,119)	(2,101)

Loss before provision for income taxes	(473)	(2,384)	(4,668)	(9,693)
Provision for income taxes	82	168	223	168
Net loss	$(555)	$(2,552)	$(4,891)	$(9,861)
Basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.16)	$(0.33)
Weighted-average shares used in computing basic and diluted net loss per share	30,518	30,217	30,478	30,076

(A)  Adjusted for the retrospective adoption of FSP APB 14-1. See Note9: Convertible Senior Notes - Adoption of APB 14-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2009	2008
		(As Adjusted - (A))
Cash flows from operating activities
Net loss	$(4,891)	$(9,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	2,052	1,294
Amortization of debt issuance costs	233	232
Accretion of note payable	2,064	1,952
Amortization of intangibles	366	390
Loss on put option	1,414	—
Unrealized gain on trading securities	(1,479)	—
Stock-based compensation expense	2,930	3,026
Loss on disposal of fixed assets	4	—
Changes in operating assets and liabilities, net effect of acquisition:
Accounts receivable	(2,285)	(491)
Inventories	988	(430)
Other current assets	4,747	1,289
Accounts payable	692	(1,052)
Accrued compensation	(394)	111
Other accrued and long term liabilities	1,518	1,402
Net cash provided by (used in) operating activities	7,959	(2,138)

Cash flows from investing activities
Purchase of Conceptus SAS, net of cash acquired	—	(22,978)
Purchase of investments	—	(5,000)
Sale & maturities of investments	125	22,050
Restricted cash	(4)	—
Capital expenditures, net	(2,402)	(2,375)
Net cash used in investing activities	(2,281)	(8,303)

Cash flows from financing activities
Proceeds from line of credit	2,092	—
Repayment of line of credit	(97)	—
Proceeds from issuance of common stock	874	3,030
Net cash provided by financing activities	2,869	3,030

Effect of exchange rate changes on cash and cash equivalents	(9)	121

Net increase (decrease) in cash and cash equivalents	8,538	(7,290)
Cash and cash equivalents at the beginning of the period	54,720	28,450
Cash and cash equivalents at end of the period	$63,258	$21,160

(A) Adjusted for the retrospective adoption of FSP APB 14-1. See Note9: Convertible Senior Notes – Adoption of APB 14-1.

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

The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three and six months ended June 30, 2009 may not necessarily be indicative of the operating results for the full 2009 fiscal year or any other future interim periods.

Our condensed consolidated financial statements for the three and six months ended June 30, 2008 include the financial results of Conceptus SAS starting on the acquisition date of January 7, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have a limited history of operations and have incurred significant operating losses since inception. In December 2006, we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. If the notes are converted, then upon conversion, holders will receive cash and in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

We have evaluated subsequent events through August 7, 2009, the date we filed our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP SFAS 157-3. FSP SFAS 157-3 clarifies the application of SFAS 157, which we have adopted as of January 1, 2008, in situations where the market for a particular financial asset is not active. We have considered the guidance provided by FSP SFAS 157-3 in our determination of estimated fair values, and the impact was not material.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP SFAS 107-1 and APB 28-1.  This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS 107-1 and APB 28-1, we are required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. We have adopted the provisions of FSP SFAS 107-1 and APB 28-1 effective the second quarter of fiscal 2009.  See Note 4 - Fair Value Measurements and Note 9 — Convertible Senior Notes.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, or FSP SFAS 115-2 and SFAS 124-2, which modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods that end after June 15, 2009. We have adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 effective the second quarter of fiscal 2009. We have considered the guidance provided by FSP SFAS 115-2 and SFAS 124-2 in our determination of impairment, and the impact was not material.  See Note 9 — Convertible Senior Notes.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  We have adopted the provisions of FSP SFAS 157-4 effective the second quarter of fiscal 2009 which did not have an impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. See Note 1 — Basis of Presentations, for disclosure of the date to which subsequent events are disclosed.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) or SFAS 167, which modifies how we determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether we are required to consolidate an entity is based on, among other things, an entity’s purpose and design and power to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether we are the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about our involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We do not expect SFAS 167 to have an impact on our financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions we may consummate in the future.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We will update our disclosures to conform to the Codification in our Form 10-Q for the third quarter of 2009.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Functional Currency

On January 7, 2008 we acquired Conceptus SAS, which sells to customers throughout Europe.  Sales by Conceptus SAS are denominated in Euros. On December 15, 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary.  In preparing our consolidated financial statements, we are required to translate the financial statements of Conceptus SAS and CML from the currency in which they keep their accounting records into U.S. Dollars.  Conceptus SAS and CML both maintain their accounting records in the functional currency which is also their local currency. The functional currency of CML is the British Pound and the functional currency of Conceptus SAS is the Euro.  The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of Conceptus SAS and CML has been determined to be their local currency, any gain or loss associated with the translation of Conceptus SAS’s and CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive loss.  If in the future we determine that there has been a change in the functional currency of Conceptus SAS or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2009 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded as of June 30, 2009.

Other intangible assets include customer relationships, license agreements and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the Essure license acquired from a patent litigation settlement in 2003 and intangible assets acquired in connection with our acquisition of Conceptus SAS in 2008, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

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

3.  Long-Term Investments

As of June 30, 2009, we held $48.3 million (par value) in auction rate securities, or ARS, backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par.  We have experienced failed auctions in 2009 and 2008 on most of our ARS, having settlements of nominal amounts in 2009.  The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

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

We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of SFAS 159, The Fair Value for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 19.  As a result, upon acceptance of the offer from UBS, we recorded approximately $5.1 million as the fair value of the Rights with a corresponding credit to other expense, net in the fourth quarter of 2008.  As a result of our election to record the Rights at fair value, unrealized gains and losses will be included in earnings in future periods.  We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk. For the three and six months ended June 30, 2009, we recorded an additional unrealized loss of $1.2 million and $1.4 million, respectively which represents the decrease in the fair value of the put option.

Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments.  We recorded unrealized gains and losses on our available-for-sale securities in accumulated other comprehensive income (loss) in the stockholders’ equity section of our balance sheets.  Such an unrealized loss did not change net income (loss) for the applicable accounting period.

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

For the three and six months ended June 30, 2009, we recorded an unrealized gain of $1.3 million and $1.5 million, respectively which represents the increase in the fair value of the ARS.  For the three and six months ended June 30, 2008 we had recorded a temporary reduction in carrying value of $0.3 million and $2.6 million, respectively.  We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions occurring.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our auction rate securities at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS.  See Note 10 — Credit Line.  We had a small settlement of our ARS in the three months ended June 30, 2009 of $0.1 million at full par value.

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

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of June 30, 2009, our Level 1 instruments are solely comprised of our investments in money market funds.

As a result of continued auction failures, quoted prices for our ARS did not exist as of June 30, 2009 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker-dealer that held our ARS included their estimated market value as of June 30, 2009. Our broker-dealer valued our ARS at 89% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker-dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these ARS as of June 30, 2009.

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

During three months ended June 30, 2009 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment.  As of June 30, 2009, we had foreign currency forward contracts to sell 5.2 million Euros in exchange for $6.9 million U.S. dollars maturing in July through November 2009.  As of June 30, 2009 these forward contracts are recorded at a value of $0.3 million in other accrued liabilities on our condensed consolidated balance sheet.  We have outstanding intercompany receivables from Conceptus SAS of $6.9 million as of June 30, 2009.  We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the derivatives.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations.  We have developed a foreign exchange policy to govern our forward contracts.  These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses.  We have not entered into any other types of derivative financial instruments for trading or speculative purpose.  Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.  Accordingly, we have classified our outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and have recorded the fair value of the contract in other accrued liabilities on our consolidated balance sheet as of June 30, 2009.

For the six months ended June 30, 2008, we had assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008 in connection with the acquisition of Conceptus SAS.  We recorded the changes of the fair value of the hedge contract in our results of operations for the six months ended June 30, 2008.  The hedge contract was fully utilized by December 31, 2008.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	June 30	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	Level 1	Level 2	Level 3

Assets:
Money market fund	$57,273	$57,273	$—	$—
Auction rate securities	44,531	—	—	44,531
Put option	3,730	—	—	3,730
Total assets	$105,534	$57,273	$—	$48,261

Liabilities:
Foreign currency forward contract	$326	$—	$326	$—
Total liabilities	$326	$—	$326	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31	Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	Level 1	Level 2	Level 3

Assets:
Money market fund	$47,170	$47,170	$—	$—
Auction rate securities	43,177	—	—	43,177
Put option	5,144	—	—	5,144
Total assets	$95,491	$47,170	$—	$48,321

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) as of June 30, 2009 (in thousands):

		Auction Rate
	Put Option	Securities	Total
Balance at December 31, 2008	$5,144	$43,177	$48,321
Unrealized gain on auction rate securities	—	155	155
Unrealized loss on put option	(177)	—	(177)
Balance at March 31, 2009	$4,967	$43,332	$48,299
Sales of auction rate securities, at par value	—	(125)	(125)
Realized gains on auction rate securities	—	19	19
Unrealized gain on auction rate securities	—	1,305	1,305
Unrealized loss on put option	(1,237)	—	(1,237)
Balance at June 30, 2009	$3,730	44,531	48,261

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

Goodwill is tested for impairment on an annual bases or more frequent upon the occurrence of circumstances that indicate that goodwill assets might be impaired.  We did not record any impairment of goodwill during the three and six months ended June 30, 2009.

The changes in carrying amount of goodwill at June 30, 2009 are as follows (in thousands):

Goodwill, at December 31, 2008	$17,105
Effect of currency translation	(132)
Goodwill, at June 30, 2009	$16,973

The following table provides additional information concerning intangible assets (in thousands):

						December 31,
		June 30, 2009				2008
	Weighted average remaining life (years)	Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value	Net book value

Customer relationships	7.50	$5,024	$(801)	$(223)	$4,000	$4,281
Covenant not to compete	1.50	71	(34)	(3)	34	46
Licenses	4.20	2,020	(1,162)	—	858	960
Total intangibles		$7,115	$(1,997)	$(226)	$4,892	$5,287

Intangible assets are being amortized over straight-line periods ranging from 3 to 9 years.

6.              Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$274	$230
Work-in-progress	1,104	1,225
Finished goods	1,336	2,374
Total	$2,714	$3,829

7.              Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Six months ended June 30,
	2009	2008
Balance at the beginning of the period	$272	$208
Accruals for warranties issued during the period	207	115
Settlements made in kind during the period	(215)	(126)
Balance at the end of the period	$264	$197

8.              Stock-Based Compensation

Net loss for the three and six months ended June 30, 2009 included stock-based compensation expense under SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), of approximately $1.5 million and $2.9 million, respectively,  which consisted of stock-based compensation expense of approximately $1.3 million and $2.5 million respectively related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million and $0.4 million respectively related to employee restricted stock and restricted stock units.

Net loss for the three and six months ended June 30, 2008 included stock-based compensation expense under SFAS 123(R) of approximately $1.4 million and $2.9 million, respectively, which consisted of stock-based compensation expense of approximately $1.2 million and $2.5 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million and $0.4 million, respectively, related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $56,000 and $59,000 for the three months ended June 30, 2009 and 2008, respectively, and $48,000 and $114,000 for the six months ended June 30, 2009 and 2008, respectively.

For the three and six months ended June 30, 2009 and 2008, we calculated the fair value of each stock appreciation right on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

	Three Months	Six Months
	ended June 30, 2009	ended June 30, 2009
Expected term (in years)	4.39	4.35
Average risk-free interest rate	2.03%	1.65%
Average volatility factor	51.9%	52.6%
Dividend yield	—	—

	Three Months	Six Months
	ended June 30, 2008	ended June 30, 2008
Expected term (in years)	4.66	4.66
Average risk-free interest rate	3.07%	2.71%
Average volatility factor	46.3%	47.7%
Dividend yield	—	—

Stock Appreciation Rights: During the three and six months ended June 30, 2009, we granted stock appreciation rights for 82,096 and 924,153 shares of common stock, with an estimated total grant date fair value of approximately $0.6 million and $4.8 million, respectively and a grant date weighted-average fair value of $6.90 and $5.16  per share, respectively.  During the three and six months ended June 30, 2008, we granted stock appreciation rights for 115,616 and 832,410 shares of common stock, respectively, with an estimated total grant date fair value of approximately $0.9 million and $6.3 million, respectively and a grant date weighted-average fair value of $7.73 and $7.55 per share, respectively.

Restricted Stock Units: In connection with restricted stock units, we recorded stock compensation representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and six months ended June 30, 2009, we granted 58,250 and 82,739 restricted stock units, with a grant-date fair value of approximately $0.7 million and $1.0 million, respectively, and a grant-date weighted-average fair value of $11.88 and $11.99, respectively.  During the three and six months ended June 30, 2008, we granted zero and 41,000 shares of restricted stock units, respectively, with a grant-date fair value of approximately $0.7 million, and a grant-date weighted average fair value of $17.45.

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

The effect of the adoption of FASB APB 14-1 was to bifurcate the debt and equity components of our convertible notes. The note payable principal balance at the date of issuance of $86.3 million in February 2007 was bifurcated into the debt component of $65.1 million and the equity component of $21.2 million.  The difference between the note payable principal balance of $86.3 million and the $65.1 million value of the debt component will be accreted to interest expense over a period of 5 years, which is the expected term of our notes payable.  The adjusted outstanding notes payable balance at December 31, 2008 is $72.3 million.   In addition, we reclassified $0.8 million of debt issuance costs to additional paid in capital.  The debt component was recognized at the present value of its cash flows discounted using a 5.51% discount rate, our borrowing rate at the date of the issuance of the Debenture for a similar debt instrument without the conversion feature.

Interest expense associated with the Convertible Senior Notes consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008 (1)	2009	2008 (1)
Contractual coupon rate of interest	$488	$485	$966	$968
Accretion of note payable	1,039	982	2,064	1,951
Interest expense - convertible senior notes	$1,527	$1,467	$3,030	$2,919

(1) Adjusted for the retrospective adoption of FSP APB 14-1.

Amounts comprising the carrying amount of the Convertible Senior Notes and the estimated fair value of the Convertible Senior Notes are as follows (in thousands):

	June 30,	December 31,
	2009	2008 (1)
Principal balance	$65,101	$65,101
Accretion of note payable	9,307	7,243
Carrying amount	$74,408	$72,344

Estimated fair value (2)	$75,900	$55,200

(1) Adjusted for the retrospective adoption of FSP APB 14-1.

(2) Estimated fair value is estimated based on the quoted market price of the underlying bond.

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Balance Sheet as of December 31, 2008 (in thousands) is as follows:

	As Previously Reported	Incremental Impact of Adoption of FSP APB 14-1	As Adjusted
Debt issuance costs, net	$1,935	$(484)	$1,451
Total liabilities	133,259	(13,906)	119,353
Common stock and additional paid in capital	266,576	20,375	286,951
Accumulated deficit	(235,332)	(6,953)	(242,285)

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Statement of Operations (in thousands, except per share amount) is as follows:

Three months ended June 30, 2008

	As Previously Reported	Incremental Impact of Adoption of FSP APB 14-1	As Adjusted
Total interest income and expense and other expense, net	$(199)	$(944)	$(1,143)
Net loss	(1,608)	(944)	(2,552)
Basic and diluted net loss per share	(0.05)	(0.03)	(0.08)

Six months ended June 30, 2008

	As Previously Reported	Incremental Impact of Adoption of FSP APB 14-1	As Adjusted
Total interest income and expense and other expense, net	$(227)	$(1,874)	$(2,101)
Net loss	(7,987)	(1,874)	(9,861)
Basic and diluted net loss per share	(0.27)	(0.06)	(0.33)

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008 (in thousands) is as follows:

Six months ended June 30, 2008

	As Originally Reported	Incremental Impact of Adoption of FSP APB 14-1	As Adjusted
Net loss	$(7,987)	$(1,874)	$(9,861)
Amortization of debt issuance costs	310	(78)	232
Accretion of note payable	—	1,952	1,952

10.       Credit Line

In November 2008 we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of the fair value of our ARS at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par, we would not be entitled to recover the par value support from UBS.  During the six months ended June 30, 2009 we have borrowed an additional $2.1 million under this line of credit.  Our loan balance as of June 30, 2009 is $32.1 million.  Our line of credit is payable on demand and we classify as short term; therefore, we believe the fair value equal the balance sheet value.  See Note 3 — Long-term Investments.

11.       Income Taxes

Our effective tax rate was 5% for the six months ended June 30, 2009 and 2% for the six months ended June 30, 2008.  The Company’s effective rate for the six months ended June 30, 2009 is primarily related to our foreign operations.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.   We have not been audited by the Internal Revenue Service or any state income or franchise tax agency.   As of June 30, 2009, our federal returns for the years ended 2005 through the current period and most state returns for the years ended 2004 through the current period are still open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

For the three and six months ended June 30, 2009, we recorded approximately $0.1 million and $0.2 million of income tax expense, respectively, attributable to Conceptus SAS.   For the three and six months ended June 30, 2008, we recorded approximately $0.2 million of income tax expense, respectively, attributable to Conceptus SAS.   The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

The amount of unrecognized tax benefits at June 30, 2009 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.5 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Denominator:
Weighted-average number of common shares oustanding	30,521	30,232	30,481	30,092
Less: Weighted-average unvested and restricted common shares	(3)	(15)	(3)	(16)
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	30,518	30,217	30,478	30,076

The following outstanding options, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At June 30,
	2009	2008
Outstanding options and stock appreciation rights	4,810	4,223
Restricted stock awards	—	9
Restricted stock units	150	103
Warrants issued in connection with our convertible notes	3,093	3,093
Total	8,053	7,428

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

13.       Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of unrealized losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 (1)	2009	2008 (1)
Net loss	$(555)	$(2,552)	$(4,891)	$(9,861)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	1,151	2	(332)	59
Change to unrealized loss on available-for-sale securities	—	(268)	—	(2,615)
Comprehensive income (loss)	$596	$(2,818)	$(5,223)	$(12,417)

(1) Adjusted for the retrospective adoption of FSP APB 14-1.

The balance of each component of accumulated other comprehensive loss, net of taxes, as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 31, 2008	$(798)	$(798)
Net change during the six months period	(332)	(332)
Balance as of June 30, 2009	$(1,130)	$(1,130)

14.       Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales (in thousands)	$33,049	$25,680	$60,200	$46,807

United States of America	78%	78%	79%	77%
France	13%	14%	14%	14%
Rest of Europe	7%	7%	6%	8%
Other	2%	1%	1%	1%

No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2009 and 2008. Accounts receivable from one customer accounted for 11% of our net accounts receivable balance at June 30, 2009.  No customer had a balance in excess of 10% of our net accounts receivable at June 30, 2008.

15.  Litigation

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States.  Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and an injunction against such activity.  We also filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system pending final judgment in the action.  As of August 7, 2009, the Court has not ruled on the motion for preliminary injunction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2009 revenues and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the impact of a new competitor in the hysteroscopic sterilization segment,   the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009 and those included elsewhere in this Form 10-Q.

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

On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS, which markets Essure directly in France and utilizes distributors to market Essure in other European markets.  As a result of this transaction, Conceptus SAS became our wholly-owned subsidiary. We believe the acquisition of Conceptus SAS expands our presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold the Essure product directly to Conceptus SAS.  Our consolidated financial statements include the financial results of Conceptus SAS beginning from the acquisition date of January 7, 2008.  For financial information about geographic areas and for segment information with respect to net sales, refer to the information set forth in Note 14 — Segment Information to our condensed consolidated financial statements.

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

The Essure Procedure

The Essure procedure is typically performed in the office setting and is intended to be a less invasive and a less costly solution to tubal ligation, the leading form of permanent birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of pre- and post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting. Currently, the majority of the Essure procedures are performed using conscious sedation, such as IV sedation with a local anesthesia or a regional anesthetic such as a paracervical block. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician.   In the Pivotal trial of the Essure system, the average hysteroscopic procedure time was 13 minutes. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, U.S. patients complete a confirmation test called a hysterosalpingogram, or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded. Outside of the United States, patients are required to return for a pelvic X-ray at three months post-procedure with a subsequent HSG if device location on the initial radiographic image appears suspicious.

We believe that the Essure system is a better alternative to tubal ligation for physicians, hospitals and payers. The Essure system is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared with tubal ligation; and payers are able to experience cost reductions resulting from the elimination of overhead and procedural costs related to anesthesia and post-operative hospital stays associated with tubal ligations.  In addition, we believe the Essure procedure is superior to other non-incisional tubal ligation alternatives because, unlike other device designs, the Essure procedure does not rely on radio frequency (RF) thermal tissue injury as its mechanism of action, which can subject the patient to the risks of expanded thermal damage, bowel injury and dilutional hyponatremia.  Published reports estimate that approximately 700,000 tubal ligation procedures are performed each year in the United States. We intend to capture the majority share of this market and establish the Essure procedure as the gold standard for permanent birth control.  We also believe the Essure system is a solution for women whose family is complete but are using temporary methods of birth control. In addition, payers may also benefit from the reduction of unplanned pregnancies associated with non-permanent birth control methods used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may otherwise elect to use the Essure system.

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

Physician Penetration

We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. We continue to see an increase in the number of physicians becoming trained or who are in the process of training to perform the Essure procedure. The level of sales for the Essure system, is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training.

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of June 30, 2009, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 46 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

During the last several years, we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. In Europe, we are developing a strategic plan to obtain reimbursement in a number of European countries. In France, we have obtained official reimbursement with the Haute Autorité de Santé, or HAS. The Essure procedure is covered in France for all age-appropriate women,  regardless of their medical status.  In addition, the Centre of European Policy Studies (CEPS) in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 663 Euros for the next five years.

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

Second, we expect to spend approximately $14 million in 2009 on further building consumer and referral physician awareness.  We believe that once consumers and referring physicians are made aware of the benefits of the Essure procedure, they will no longer look to other methods of birth control currently available. In 2009, we have broadened this campaign to target 15% of the U.S. population.  All of our awareness initiatives are also aimed at enabling us to compete for a larger share of the 7.5 million U.S. families who have completed their families but rely on temporary forms of birth control with lower efficacy.

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

Last, we are committed to continuing to improve the Essure device.  In 2009, we plan to make an FDA submission for marketing approval of our fourth-generation Essure device, which is designed to further reduce the already rapid procedure time and improve the precision of device deployment.  We are also working on our fifth-generation Essure device, which will be designed to set a new standard in hysteroscopic sterilization.

We have experienced significant operating losses since inception and, as of June 30, 2009, had an accumulated deficit of $247.2 million. Although we were profitable in the third and fourth quarters of 2008, we experienced a net loss in the first half of 2009 and there is a risk that we may not achieve sustained profitability.  We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will be in a net loss position unless sufficient revenues can be generated to offset expenses.

Results of Operations — Three and Six Months Ended June 30, 2009 and 2008

(in thousands, except percentages)

	Three Months Ended June 30,					Six Months Ended June 30,
	2009		2008 (a)		2009 -2008	2009		2008 (a)		2009 -2008
	Amount	% (b)	Amount	% (b)	% Change	Amount	% (b)	Amount	% (b)	% Change
Net sales	$33,049	100%	$25,680	100%	29%	$60,200	100%	$46,807	100%	29%
Gross profit	26,378	80%	20,484	80%	29%	47,774	79%	36,166	77%	32%
Research and development expenses	2,008	6%	1,644	6%	22%	3,415	6%	3,575	8%	-4%
Selling, general and administrative expenses	23,337	71%	20,081	78%	16%	45,908	76%	40,183	86%	14%
Net loss	(555)	-2%	(2,552)	-10%	-78%	(4,891)	-8%	(9,861)	-21%	-50%

(a) Adjusted for the retrospective adoption of FSP APB 14-1.  See Note 9: Convertible Senior Notes - Adoption of FSP APB 14-1 of the Notes to Condensed Consolidated Financial Statements.

(b) Expressed as a percentage of total net sales

Net Sales

Net sales were $33.0 million for the three months ended June 30, 2009 as compared to $25.7 million for the three months ended June 30, 2008, representing an increase of approximately $7.4 million or 29%.  Net sales were $60.2 million for the six months ended June 30, 2009 as compared to $46.8 million for the six months ended June 30, 2008, representing an increase of approximately $13.4 million or 29%.  The increase is the result of continued commercialization and marketing of the Essure system worldwide and reflects the increasing numbers of physicians entering and completing training in the use of the procedure.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales (in thousands)	$33,049	$25,680	$60,200	$46,807

United States of America	78%	78%	79%	77%
France	13%	14%	14%	14%
Rest of Europe	7%	7%	6%	8%
Other	2%	1%	1%	1%

No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2009 and 2008. Accounts receivable from one customer accounted for 11% of our net accounts receivable balance at June 30, 2009.  No customer had a balance in excess of 10% of our net accounts receivable at June 30, 2008.

We expect our net sales for 2009 to be in the range of approximately $130.0 million to $133.0 million, which would represent 27% to 30% growth from net sales in 2008 as we continue to increase the number of physicians performing the Essure procedure. We will also continue our programs aimed at raising consumer awareness of the Essure procedure, such as radio, print and television advertising. We believe our revenue growth in 2009 and beyond will be significantly influenced by how successful we are in achieving our consumer awareness objectives and physicians entering and completing training. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K, our expected revenue growth involves many risk factors, some of which are not entirely within our control, such as market acceptance of the Essure system and third party reimbursement for the device.

Gross Profit

Cost of goods sold for the three months ended June 30, 2009 was $6.7 million as compared to $5.2 million for the three months ended June 30, 2008, this represents an increase of $1.5 million, or 28%.  Gross margin for the three months ended June 30, 2009 and 2008 was 80%.   For the six months ended June 30, 2009, gross margin was 79%, which represents an improvement from a gross margin of 77% for the six months ended June 30, 2008.  The year-over-year increase in gross margin is related to lower manufacturing costs associated with higher unit volume and a domestic price increase implemented during the first quarter of 2009.  Margins in the second quarter of 2009 were negatively impacted by the lower international average selling prices due to the stronger U.S. dollar in the second quarter of 2009 as compared to the second quarter of 2008.  Our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $2.0 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively, which represents an increase of $0.4 million, or 22%. The primary reason for the increase is due to higher consulting and expensed demonstration units, offset by a minor decreased related to payroll.  Research and development expenses were $3.4 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively, which represents a decrease of $0.2 million, or 4%.  The decrease results primarily from payroll, consulting, and clinical trials of $0.7 million, offset by increased inventory and project prototype expenses of $0.5 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended June 30, 2009 was $23.3 million as compared to $20.1 million for the three months ended June 30, 2008, which represents an increase of $3.2 million, or 16%. The increase is primarily due to increased domestic advertising expenditures of $1.3 million primarily for our consumer-awareness campaign.  This campaign involves television, radio and print media and is intended to drive consumer awareness of the Essure procedure. The increase also reflects, increased consulting expenses of $1.2 million and increases in payroll, travel, bank fees of approximately 1.0 million.  These increases were offset by a decrease in demo units and depreciation of $0.3 million.

Selling, general and administrative spending for the six months ended June 30, 2009 were $45.9 million as compared to $40.2 million for the six months ended June 30, 2008, which represents an increase of $5.7 million, or 14%.  The increases were primarily the result of payroll and payroll related expenditures of $1.1 million, consulting expenses of $1.9 million, advertising expenses of $2.1 million, demo units, insurance, and professional education of $0.6 million.  We expect selling, general and administrative expenses to decrease in the third quarter of 2009 as we expect to spend less on our consumer awareness campaign as compared to the second quarter of 2009.

Total interest income and expenses and other expenses, net

Total interest income and expenses and other expenses, net for the three months ended June 30, 2009 was a net expense of $1.5 million as compared to a net expense of $1.1 million for the three months ended June 30, 2008, which represents an increase of $0.4 million or 32%. Total interest income and expenses and other expenses, net for the six months ended June 30, 2009 was a net expense of $3.1 million as compared to a net expense of $2.1 million for the six months ended June 30, 2008, which represents an increase of $1.0 million or 48%. Interest income in the three and six months ended June 30, 2009 was lower by $0.2 million and $0.7 million compared with the three and six months ended June 30, 2008, respectively. Interest income was negatively impacted due to lower interest rates on the Company’s investment portfolio, which consists of auction rate securities and money market funds that are currently earning lower interest rates compared to 2008.

In May 2008, the FASP issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We have adopted FSP APB 14-1 with our first quarter of fiscal 2009.  The adoption resulted in an increase of interest expense of $1.0 million and $2.1 million for each of the three and six months ended June 30, 2009 and an increase of interest expense of $0.9 million and $1.9 million for each of the three and six months ended June 30, 2008.    See Note 9 — Convertible Senior Notes.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.   We have not been audited by the Internal Revenue Service or any state income or franchise tax agency.   As of June 30, 2009, our federal returns for the years ended 2005 through the current period and most state returns for the years ended 2004 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

For the three and six months ended June 30, 2009, we recorded approximately $0.1 million and $0.2 million of income tax expense, respectively, attributable to Conceptus SAS.   For the three and six months ended June 30, 2008, we recorded approximately $0.2 million of income tax expense, respectively, attributable to Conceptus SAS.   The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

Our effective tax rate was 5% for the six months ended June 30, 2009, and 2% for the six months ended June 30, 2008, respectively.  The Company’s effective rate for the six months ended June 30, 2009 is primarily related to our foreign operations.

The amount of unrecognized tax benefits at June 30, 2009 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.5 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of FIN 48, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant operating losses since inception and, as of June 30, 2009, had an accumulated deficit of $247.2 million. Although we were profitable in the third and fourth quarters of 2008, we experienced a net loss in the first half of 2009 and there is a risk that we may not sustain profitability.  We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad.  We will be in a net loss position unless sufficient revenues can be generated to offset expenses.

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

As of June 30, 2009, we held $48.3 million (par value) in auction rate securities (“ARS”) backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par.  We have experienced failed auction in 2009 and 2008 on most of our ARS having settlements of nominal amounts in 2009.   The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights at par value.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. We had a small settlement of our ARS in the three months ended June 30, 2009 of $0.1 million at full par value.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our ARS at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS.   As of June 30, 2009 our loan balance was $32.1 million and during the six months ended June 30, 2009 we borrowed an additional $2.1 million under this line of credit.

As of June 30, 2009, we had cash and cash equivalents of $63.3 million, compared to $54.7 million at December 31, 2008. The increase of $8.5 million is primarily due to cash proceeds from operating and financing activities offset by cash used in investing activities.   We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

In the future, depending on a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.  Additional financing may not be available when needed or on terms acceptable to us.

Operating Activities

Net cash provided by operating activities was $8.0 million in the six months ended June 30, 2009, as compared to $2.1 million used in the six months ended June 30, 2008.  Net cash provided by operating activities in the six months ended June 30, 2009 was primarily related to a net loss of $4.9 million, impacted by:

•                  $7.6 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs and intangible amortization;

•                  Increase in accounts receivable of $2.3 million as a result of our increase in sales;

•                  Net decrease of other assets and other current assets of $4.7 million primarily due to utilization of prepayments for our advertising, primarily in the United States;

•                  A decrease in inventories of $1.0 million; and

•                  An increase in other accrued and long term liabilities of $1.5 million primarily for 2009 incentive plans.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations;

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $2.3 million, primarily due to capital expenditures primarily related to purchases of additional hysteroscopy equipment.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2009 was $2.9 million from the issuance of common stock for our stock option programs and proceeds from our revolving credit line agreement with UBS.  See Note 10 — Credit Line of our Notes to Condensed Consolidated Financial Statements.

We believe that our existing cash, cash equivalents, investments and credit facility will be sufficient to meet our cash requirements for the foreseeable future.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP SFAS 157-3. FSP SFAS 157-3 clarifies the application of SFAS 157, which we have adopted as of January 1, 2008, in situations where the market for a particular financial asset is not active. We have considered the guidance provided by FSP SFAS 157-3 in our determination of estimated fair values, and the impact was not material.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP SFAS 107-1 and APB 28-1.  This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS 107-1 and APB 28-1, we are required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. We have adopted the provisions of FSP SFAS 107-1 and APB 28-1 effective the second quarter of fiscal 2009.  See Note 4 - Fair Value Measurements and Note 9 — Convertible Senior Notes.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, or FSP SFAS 115-2 and SFAS 124-2, which modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods that end after June 15, 2009. We have adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 effective the second quarter of fiscal 2009. We have considered the guidance provided by FSP SFAS 115-2 and SFAS 124-2 in our determination of impairment, and the impact was not material.  See Note 9 — Convertible Senior Notes.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  We have adopted the provisions of FSP SFAS 157-4 effective the second quarter of fiscal 2009 which did not have an impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. See Note 1 — Basis of Presentations for disclosure of the date to which subsequent events are disclosed.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) or SFAS 167, which modifies how we determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether we are required to consolidate an entity is based on, among other things, an entity’s purpose and design and power to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether we are the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about our involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We do not expect SFAS 167 to have an impact on our financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions we may consummate in the future.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We will update our disclosures to conform to the Codification in our Form 10-Q for the third quarter of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:  We have been exposed to interest rate risk through interest earned on holdings of available-for-sale and trading marketable securities. We have experienced failed auctions in 2009 and 2008 of most all of our ARS and there is no assurance that auctions on these ARS in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 38 years) to realize our investments’ recorded value. As of June 30, 2009 we held $48.3 million (par value) in ARS which are variable rate debt instruments and bear interest rates that are due to reset approximately every 20-30 days. All of these ARS are classified as long term investments in our consolidated balance sheet at June 30, 2009 with an expected maturity of greater than one year. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

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

On December 15, 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary.  We established CML to serve as our direct sales office in the United Kingdom after the termination of our distributor agreement during the fourth quarter of 2008.  We believe the establishment of CML continues to expand our direct presence in international markets and will increase our revenues as we will recognize sales at end user pricing as compared to the price at which we previously sold to the distributor.  The functional currency of CML is the British Pound; therefore, we are now further exposed to changes in foreign exchange rates. To date, sales from CML have not been material; hence we believe the exposure to the British Pound to be minimal.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We will seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities.  During three months ended June 30, 2009 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment.  As of June 30, 2009, we had foreign currency forward contracts to sell 5.2 million Euros in exchange for $6.9 million U.S. dollars maturing in July through November 2009.  As of June 30, 2009 these forward contracts are recorded at a value of $0.3 million in other accrued liabilities on our condensed consolidated balance sheet.  We have outstanding intercompany receivables from Conceptus SAS of $6.9 million as of June 30, 2009.  We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the derivatives.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations.  We have developed a foreign exchange policy to govern our forward contracts.  These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses.  We have not entered into any other types of derivative financial instruments for trading or speculative purpose.  Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.  Accordingly, we have classified our outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and have recorded the fair value of the contract in other accrued liabilities on our consolidated balance sheet as of June 30, 2009.

For the six months ended June 30, 2008, we had assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008 in connection with the acquisition of Conceptus SAS.  We recorded the changes of the fair value of the hedge contract in our results of operations for the six months ended June 30, 2008.  The hedge contract was fully utilized by December 31, 2008.

At June 30, 2009, our intercompany receivable balance with foreign subsidiaries is $6.9 million, with Conceptus SAS whose functional currency is Euro, and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar/local currency exchange rate would be approximately $0.7 million.

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

As of June 30, 2009, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned byus, including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States.  Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and an injunction against such activity.  We also filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system pending final judgment in the action.  As of August 7, 2009, the Court has not ruled on the motion for preliminary injunction.

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2008 on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of June 30, 2009 should be considered carefully while evaluating the Company and our business.

A portion of our investment portfolio is in auction rate securities.

As of June 30, 2009, we held approximately $48.3 million (par value) of investments consisting entirely of auction rate securities backed by federal and state student loans securities.  These auction rate securities have contractual maturities ranging from 2028 through 2047.  These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

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

The Rights are subject to a number of risks. Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our auction rate securities at par, or at any other price during the put period described above.  We will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. Moreover, if we choose to not exercise the Rights or if UBS is unable to honor the Rights, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. If issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 38 years) to realize our investments’ recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course. However, we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize additional impairment charges in our results of operations with respect to these investments.

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

•                  other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

•                  other companies that may be developing permanent contraception devices that are similar to or otherwise compete with the Essure system.

We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of reversible birth control for both women and men.

As of June 30, 2009, we were aware of one company, Hologic, Inc. which is attempting to bring a transcervical sterilization device to the market.  In January 2009, Hologic received CE marking approval for its permanent contraception system, allowing it to market its product in the 27 countries of the European Union (EU) and three of the four member states of the European Free Trade Associations (EFTA).  In July 2009, the FDA approved Hologic’s permanent contraception system for sale in the United States.  Hologic is in the process of registering its product in Canada and Australia.  We expect that these developments will intensify competition in the industry.

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

Changes in accounting standards or practices, particularly changes related to convertible debt instruments such as our senior convertible notes, may have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, we recently adopted FSP APB 14-1 in the first quarter of fiscal 2009. The adoption resulted in an increase of interest expense of $1.0 million and $2.1 million for each of the three and six months ended June 30, 2009 and a retrospective increase of interest expense of $0.9 million and $1.9 million for each of the three and six months ended June 30, 2008.  Similar changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

The current outbreak of H1N1 Flu (“Swine Flu”) may disrupt the manufacture of our products and our ability to conduct clinical trials in Mexico.

Our manufacturing operations in Mexico may be impacted by the April 2009 outbreak of H1N1 Flu (“Swine Flu”).  Our product is manufactured by Accellent, Inc., or Accellent, which is a third-party subcontractor located in Mexico.  In addition, we are in the process of developing manufacturing capabilities at Avail, another third-party subcontractor located in Mexico.  Recently, the Mexican government asked that all non-essential services shut down for a five day period beginning on May 1, 2009.  Accellent and Avail have remained open, but they may be forced to temporarily shut down their operations if the Swine Flu outbreak worsens.  If Accellent and Avail temporarily shut down their operations, we may not be able to supply products sufficient to meet demand, which may harm our business.  Currently, we are unable to stockpile additional inventory to mitigate the risk of a shortfall in our supply of products.

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

Item 4. Submission of Matter to a Vote of Security Holders

On June 5, 2009, the Annual Meeting of Stockholders of Conceptus, Inc. was held in Mountain View, California.  The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect of each matter were as follows:

	Votes for	Votes
	Nominee	Withheld
Proposal I
Election of Class I Directors
Elected:
- Kathryn A. Tunstall	28,940,321	613,143
- Robert V. Toni	28,998,280	555,184

	For	Against	Abstain	No-Vote
Proposal II
To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009	29,543,149	5,297	5,018	0

Item 6. Exhibits

Number	Description
10.1	Supply Agreement, dated June 1, 2009, between Accellent Inc. and Conceptus Incorporated.*
10.2	Amended and Restated Change in Control Agreement, dated January 1, 2009, between the Company and Katherine Tunstall.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this agreement have been requested to be omitted pursuant to a confidential treatment request.  The redacted information has been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 07, 2009

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer
and Chief Financial Officer