Form 10-Q
period 2009-09-30
CONCEPTUS INC
filed 2009-11-06
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

There were 30,727,588 shares of Registrant’s Common Stock issued and outstanding as of November 1, 2009.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30,	December 31,
	2009	2008 (a)
Assets
Current assets:
Cash and cash equivalents	$52,186	$54,720
Short-term investments and put option	43,841	—
Accounts receivable, net	16,521	14,377
Inventories	3,923	3,829
Prepaids	2,237	7,478
Other current assets	1,168	1,617
Total current assets	119,876	82,021

Property and equipment, net	9,576	8,635
Debt issuance costs, net	1,103	1,451
Intangible assets, net	28,583	5,287
Long-term investments and put option	—	48,321
Restricted cash	357	351
Goodwill	17,630	17,105
Other assets	86	50
Total assets	$177,211	$163,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,901	$3,869
Accrued compensation	7,565	6,762
Line of credit	29,500	29,944
Other accrued liabilities	4,028	4,598
Total current liabilities	46,994	45,173

Deferred tax liability	1,348	1,442
Notes payable	75,462	72,344
Other accrued liabilities	1,078	394
Total liabilities	124,882	119,353

Stockholders’ equity:
Common stock and additional paid-in capital	293,745	286,951
Accumulated other comprehensive loss	(472)	(798)
Accumulated deficit	(240,944)	(242,285)
Treasury stock, 77,863 shares, at cost	—	—
Total stockholders’ equity	52,329	43,868

Total liabilities and stockholders’ equity	$177,211	$163,221

(a) Adjusted for the retrospective adoption of ASC 470-20 Debt with Conversion and Other Options, or ASC 470-20 (formally Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1 (FSP APB 14-1)) See Note 9: Convertible Senior Notes - Adoption of ASC 470-20.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008 (a)	2009	2008 (a)
Net sales	$34,247	$26,645	$94,447	$73,452
Cost of goods sold	5,044	5,090	17,470	15,731
Gross profit	29,203	21,555	76,977	57,721

Operating expenses:
Research and development	1,734	1,611	5,149	5,186
Selling, general and administrative	19,472	16,363	65,380	56,546
Total operating expenses	21,206	17,974	70,529	61,732

Operating profit (loss)	7,997	3,581	6,448	(4,011)

Interest income	125	361	661	1,590
Interest expense	(1,768)	(1,601)	(5,240)	(4,751)
Other income (expense)	28	(211)	(155)	(390)
Total interest income and expenses and other expenses, net	(1,615)	(1,451)	(4,734)	(3,551)

Income (loss) before provision for income taxes	6,382	2,130	1,714	(7,562)
Provision for income taxes	150	113	373	281
Net income (loss)	$6,232	$2,017	$1,341	$(7,843)

Basic income (loss) per share:
Net income (loss)	$0.20	$0.07	$0.04	$(0.26)
Shares used in per share amounts	30,599	30,342	30,519	30,165

Diluted income (loss) per share:
Net income (loss)	$0.20	$0.06	$0.04	$(0.26)
Shares used in per share amounts	31,503	31,207	31,116	30,165

(a)   Adjusted for the retrospective adoption of ASC 470-20.  See Note 9:  Convertible Senior Notes - Adoption of ASC 470-20.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2009	2008 (a)
Cash flows from operating activities
Net income (loss)	$1,341	$(7,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,977	1,947
Amortization of debt issuance costs	349	348
Accretion of note payable	3,118	2,948
Amortization of intangibles	557	591
Loss on put option	1,838	—
Gain on trading securities	(1,933)	—
Stock-based compensation expense	4,556	4,414
Loss on disposal of fixed assets	4	1
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,746)	(1,452)
Inventories	(231)	(404)
Other current assets and prepaids	5,658	675
Accounts payable	1,025	(823)
Accrued compensation	698	501
Other accrued and long term liabilities	203	1,434
Net cash provided by operating activities	18,414	2,337

Cash flows from investing activities
Purchase of Conceptus SAS, net of cash acquired	—	(22,978)
Purchase of investments	—	(5,000)
Sale & maturities of investments	4,575	22,050
Restricted cash	(6)	—
Purchase of intellectual property assets from Ovion, Inc.	(23,729)	—
Capital expenditures	(3,487)	(4,149)
Net cash used in investing activities	(22,647)	(10,077)

Cash flows from financing activities
Proceeds from line of credit	4,357	—
Repayment of line of credit	(5,043)	—
Proceeds from issuance of common stock	2,296	3,191
Net cash provided by financing activities	1,610	3,191

Effect of exchange rate changes on cash and cash equivalents	89	(97)

Net decrease in cash and cash equivalents	(2,534)	(4,646)
Cash and cash equivalents at the beginning of the period	54,720	28,450
Cash and cash equivalents at end of the period	$52,186	$23,804

(a)   Adjusted for the retrospective adoption of ASC 470-20.  See Note 9:  Convertible Senior Notes - Adoption of ASC 470-20.

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

The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three and nine months ended September 30, 2009 may not necessarily be indicative of the operating results for the full 2009 fiscal year or any other future interim periods.

Our condensed consolidated financial statements for the three and nine months ended September 30, 2008 include the financial results of Conceptus SAS starting on the acquisition date of January 7, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have a limited history of operations and have incurred significant operating losses since inception. In December 2006, we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. If the notes are converted, then upon conversion (“net shares settlement”), holders will receive cash and in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

We have evaluated subsequent events through November 6, 2009, the date we filed our quarterly report on Form 10-Q for the quarter ended September 30, 2009.

Recent Accounting Pronouncements

In June 2009, Accounting Standards Codification (“ASC”) ASC 105 Generally Accepted Accounting Principles or (“ASC 105”) was issued.  ASC 105 (formerly SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

In December 2007, FASB issued ASC 805 Business Combinations or (“ASC 805”).  ASC 805 (formerly SFAS 141(R), Business Combinations) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, may introduce more volatility into our earnings and may impact our acquisition strategy.  Additionally, in February 2009 FASB issued an amendment to ASC 805 which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805.  ASC 810 Consolidations or (“ASC 810”) (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements) changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests and classified as a component of equity. ASC 805 is applied prospectively and ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of ASC 810 are applied prospectively.  ASC 805 and ASC 810 become effective on January 1, 2009.  We adopted ASC 805 and ASC 810 in the first quarter of fiscal 2009 and their adoption did not have a material impact on our financial condition, results of operations, or cash flows.

Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures or (“ASC 820”) with respect to its financial assets and liabilities. ASC 820 (formerly SFAS 157, Fair Value Measurements) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements.  ASC 820 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  ASC 820 excludes certain leasing transactions accounted for under ASC 840, Leases (“ASC 840”) (formerly SFAS 13).  ASC 820 defers the effective date of ASC 820 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted ASC 820 in the first quarter of fiscal 2009.  See Note 4 - Fair Value Measurements.

In May 2008, FASB issued ASC 470-20, Debt with Conversion and Other Options or (“ASC 470”).  On January 1, 2009, we adopted the Cash Conversion Subsections of ASC 470-20 (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  ASC 470 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  Per the adoption of ASC 470 we have made certain adjustments to the presentation of our financial condition, results of operations, and cash flows.  See Note 9 — Convertible Senior Notes.

In October 2008, FASB issued ASC 820 Fair Value Measurement and Disclosure or (“ASC 820”).   ASC 820 (formerly FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active) clarifies the application of fair value measurement and disclosures, which we have adopted as of January 1, 2008, in situations where the market for a particular financial asset is not active. We have considered the guidance provided by ASC 820 in our determination of estimated fair values, and the impact was not material.

In April 2009, FASB issued ASC 825 Financial Instruments or (“ASC 825”) and ASC 270 Interim Reporting or (“ASC 270”).  ASC 825 (formerly FSP SFAS 107-1, Interim Disclosures about Fair Value of Financial Instruments,) and ASC 270 (formerly APB 28-1) requires us to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.   ASC 825 and ASC 270 are effective for interim periods ending after June 15, 2009. We have adopted the provisions of ASC 825 and ASC 270 effective the second quarter of fiscal 2009.  See Note 4 - Fair Value Measurements and Note 9 — Convertible Senior Notes.

In April 2009, FASB issued ASC 320 Investments — Debt and Equity Securities or (“ASC 320”).  ASC 320 (formerly FSP SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments) modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009. We have adopted the provisions of ASC 320 effective the second quarter of fiscal 2009. We have considered the guidance provided by ASC 320 in our determination of impairment, and have determined that the impact was not material.  See Note 9 — Convertible Senior Notes.

In April 2009, FASB issued ASC 820 Fair Value Measurement and Disclosure or (“ASC 820”) was issued.  ASC 820 (formerly FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept.  ASC 820 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of ASC 820 does not include assets and liabilities measured under level 1 inputs.  ASC 820 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  We have adopted the provisions of ASC 820 effective the second quarter of fiscal 2009, and have determined that the adoption did not have an impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) or SFAS 167, which modifies how we determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 has not been codified.  SFAS 167 clarifies that the determination of whether we are required to consolidate an entity is based on, among other things, an entity’s purpose and design and power to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether we are the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about our involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We do not expect SFAS 167 to have an impact on our financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions we may consummate in the future.

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

Functional Currency

On January 7, 2008, we acquired Conceptus SAS, which sells to customers throughout Europe.  Sales by Conceptus SAS are denominated in Euros. On December 15, 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary.  In preparing our consolidated financial statements, we are required to translate the financial statements of Conceptus SAS and CML from the currency in which they keep their accounting records into U.S. Dollars.  Conceptus SAS and CML both maintain their accounting records in the functional currency which is also their local currency. The functional currency of CML is the British Pound and the functional currency of Conceptus SAS is the Euro.  The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of Conceptus SAS and CML has been determined to be their local currency, any gain or loss associated with the translation of Conceptus SAS’s and CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive loss.  If in the future we determine that there has been a change in the functional currency of Conceptus SAS or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2009 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded as of September 30, 2009.

Other intangible assets include patents, customer relationships, license agreements and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with ASC 360 Property, Plant and Equipment (formerly SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets).  We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets from Ovion Inc, and intangible assets acquired in connection with our acquisition of Conceptus SAS in 2008, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. (See Note 5 — Goodwill and Intangible Assets) Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

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

3.    Short-Term Investments

As of September 30, 2009, we held $43.9 million (par value) in auction rate securities, or ARS, backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

Our ARS are short-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par.  We have experienced failed auctions in 2009 and 2008 on most of our ARS.   The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 2010 through July 2012.  Conversely, UBS has the right, at its discretion, to purchase or sell our ARS at any time until July 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights at par value.  However, if the Rights are not exercised before July 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

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

We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of ASC 825 Financial Instruments (formerly SFAS 159, The Fair Value for Financial Assets and Financial Liabilities).   As a result, upon acceptance of the offer from UBS, we recorded approximately $5.1 million as the fair value of the Rights with a corresponding credit to other expense, net in the fourth quarter of 2008.  As a result of our election to record the Rights at fair value, unrealized gains and losses will be included in earnings in future periods.   We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk. For the three and nine months ended September 30, 2009, we recorded an additional loss of $0.4 million and $1.8 million, respectively which represents the decrease in the fair value of the put option.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments.  We recorded unrealized gains and losses on our available-for-sale securities in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheets.  Such an unrealized loss did not change net income (loss) for the applicable accounting period.

In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 2010, we transferred our ARS from available-for-sale to trading securities in accordance with ASC 320 Investments — Debt and Equity Securities (formerly SFAS 115, Accounting for Certain Investments in Debt and Equity Securities).  The transfer to trading securities reflects our intent to exercise our put option during the third quarter of 2010.  Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value.

In September 2009 we reclassified the ARS and the associated put option from long-term investments to short-term investments because we intend to sell our ARS under the Rights at the inception of the Rights period in June 2010.

For the three and nine months ended September 30, 2009, we recorded a gain of $0.5 million and $1.9 million, respectively which represents the increase in the fair value of the ARS.  For the three and nine months ended September 30, 2008 we had recorded a temporary reduction in carrying value of $0.2 million and $2.8 million, respectively.  We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions occurring.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our auction rate securities at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS.   See Note 10 — Credit Line.  We had settlements of our ARS in the three and nine months ended September 30, 2009 of $4.5 million and $4.6 million at full par value.

4.    Fair Value Measurements

On January 1, 2008, we adopted the methods of fair value as described in ASC 820 Fair Value Measurement and Disclosure or (“ASC 820”) (formerly SFAS 157, Fair Value Measurements) to value our financial assets and liabilities.  As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of September 30, 2009, our Level 1 instruments are solely comprised of our investments in money market funds.

As a result of continued auction failures, quoted prices for our ARS did not exist as of September 30, 2009 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker-dealer that held our ARS included their estimated market value as of September 30, 2009. Our broker-dealer valued our ARS at 90% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker-dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these ARS as of September 30, 2009.

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

The put option is a free standing asset separate from the ARS, and represents our contractual right to require our broker, UBS, to purchase our ARS at par value during the period of June 2010 through July 2012.  The put option is classified as short-term because we intend to is to sell our ARS under the Rights at the inception of the Rights period in June 2010.   See Note 3 — Short-term Investments.

Periodically, during the nine months ended September 30, 2009 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment.  As of September 30, 2009, we had foreign currency forward contracts to sell 5.9 million Euros in exchange for $8.2 million U.S. dollars maturing in October 2009 through January 2010.  As of September 30, 2009 these forward contracts are recorded at their fair value of $0.4 million in other accrued liabilities on our condensed consolidated balance sheet.  We have outstanding intercompany receivables primarily from Conceptus SAS of $8.6 million as of September 30, 2009.  We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations.  We have developed a foreign exchange policy to govern our forward contracts.  These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses.  We have not entered into any other types of derivative financial instruments for trading or speculative purpose.  Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.  Accordingly, we have classified our outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and have recorded the fair value of the contract in other accrued liabilities on our consolidated balance sheet as of September 30, 2009.

For the nine months ended September 30, 2008, we had assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008 in connection with the acquisition of Conceptus SAS.  We recorded the changes of the fair value of the hedge contract in our results of operations for the nine months ended September 30, 2008.  The forward contract was fully utilized by December 31, 2008.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	September30	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	Level 1	Level 2	Level 3

Assets:
Money market fund	$40,812	$40,812	$—	$—
Auction rate securities	40,535	—	—	40,535
Put option	3,306	—	—	3,306
Total assets	$84,653	$40,812	$—	$43,841

Liabilities:
Foreign currency forward contract	$362	$—	$362	$—
Total liabilities	$362	$—	$362	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	Level 1	Level 2	Level 3

Assets:
Money market fund	$47,170	$47,170	$—	$—
Auction rate securities	43,177	—	—	43,177
Put option	5,144	—	—	5,144
Total assets	$95,491	$47,170	$—	$48,321

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) as of September 30, 2009 (in thousands):

		Auction Rate
	Put Option	Securities	Total
Balance at December 31, 2008	$5,144	$43,177	$48,321
Gain on auction rate securities	—	155	155
Loss on put option	(177)	—	(177)
Balance at March 31, 2009	$4,967	$43,332	$48,299
Sales of auction rate securities, at par value	—	(125)	(125)
Gain on auction rate securities	—	1,324	1,324
Loss on put option	(1,237)	—	(1,237)
Balance at June 30, 2009	$3,730	$44,531	$48,261

Sales of auction rate securities, at par value	—	(4,450)	(4,450)
Gain on auction rate securities	—	454	454
Loss on put option	(424)	—	(424)
Balance at September 30, 2009	$3,306	$40,535	$43,841

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

On September 30, 2009, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with American Medical Systems, Inc. (“AMS”) pursuant to which we acquired the intangible intellectual property assets, including patents and licenses, (“the assets”) of Ovion Inc., a wholly owned subsidiary of AMS (“Ovion”).  In connection with this purchase, we were released from any and all current and future domestic and international royalty obligations under such licenses.

As consideration for the assets acquired in the purchase agreement, we paid to AMS $23.6 million in cash plus $0.1 million in direct cost to acquire the assets.  The purchase agreement contains customary representations, warranties and covenants, as well as a covenant from AMS that it will not compete with us in the field of permanent female sterilization for a period of five years and that it will not engage in the research, development, manufacture or sale of permanent female sterilization products consisting of a stent-like device delivered transcervically using a catheter for an additional four-year period.  The purchase agreement also contains mutual indemnification obligations for, among other things, breach of any representation, warranty or covenant in the purchase agreement. We did not acquire any employees, tangible assets or processes from AMS.  These assets do not represent a purchase of a business but rather, a purchase of intangible assets.  These assets are capitalized and will be amortized over a period of nine years, the estimated useful life of the intangible assets.

Goodwill is tested for impairment on an annual bases or more frequent upon the occurrence of circumstances that indicate that goodwill assets might be impaired.  We did not record any impairment of goodwill during the three and nine months ended September 30, 2009.

The changes in carrying amount of goodwill at September 30, 2009 are as follows (in thousands):

Goodwill, at December 31, 2008	$17,105
Effect of currency translation	525
Goodwill, at September 30, 2009	$17,630

The following table provides additional information concerning intangible assets (in thousands):

Intangible assets are being amortized over straight-line periods ranging from 3 to 9 years.

						December 31,
		September 30, 2009				2008
	Weighted average remaining life (years)	Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value	Net book value

Patents and licenses	9.00	25,750	(1,213)	—	24,537	960
Customer relationships	7.25	$5,024	$(937)	$(71)	$4,016	$4,281
Other	1.25	71	(39)	(2)	30	46
Total intangibles		$30,845	$(2,189)	$(73)	$28,583	$5,287

6.    Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$323	$230
Work-in-progress	553	1,225
Finished goods	3,047	2,374
Total	$3,923	$3,829

7.    Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Balance at the beginning of the period	$272	$208
Accruals for warranties issued during the period	324	205
Settlements made in kind during the period	(323)	(183)
Balance at the end of the period	$273	$230

8.    Stock-Based Compensation

Net loss for the three and nine months ended September 30, 2009 included stock-based compensation expense under ASC 718 Compensation — Stock Compensation or (“ASC 718”) (formerly SFAS No. 123(R), Share-Based Payment), of approximately $1.6 million and $4.5 million, respectively,  which consisted of stock-based compensation expense of approximately $1.4 million and $3.9 million respectively related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million and $0.6 million respectively related to employee restricted stock and restricted stock units.

Net loss for the three and nine months ended September 30, 2008 included stock-based compensation expense under ASC 718 of approximately $1.4 million and $4.2 million, respectively, which consisted of stock-based compensation expense of approximately $1.2 million and $3.7 million, respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million and $0.6 million, respectively, related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees (formerly EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services), which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $0 and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $44,000 and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively.

For the three and nine months ended September 30, 2009 and 2008, we calculated the fair value of each stock appreciation right on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

	Three Months	Nine Months
	ended September 30, 2009	ended September 30, 2009
Expected term (in years)	4.06	4.33
Average risk-free interest rate	2.01%	1.68%
Average volatility factor	50.3%	52.4%
Dividend yield	0%	0%

	Three Months	Nine Months
	ended September 30, 2008	ended September 30, 2008
Expected term (in years)	4.06	4.56
Average risk-free interest rate	2.87%	2.74%
Average volatility factor	45.1%	47.2%
Dividend yield	0%	0%

Stock Appreciation Rights: During the three and nine months ended September 30, 2009, we granted stock appreciation rights for 89,500 and 1,013,653 shares of common stock, with an estimated total grant date fair value of approximately $0.6 million and $5.4 million, respectively and a grant date weighted-average fair value of $7.19 and $5.34  per share, respectively.  During the three and nine months ended September 30, 2008, we granted stock appreciation rights for 180,500 and 1,012,910 shares of common stock, respectively, with an estimated total grant date fair value of approximately $1.2 million and $7.5 million, respectively and a grant date weighted-average fair value of $6.82 and $7.42 per share, respectively.

Restricted Stock Units: In connection with restricted stock units, we recorded stock compensation representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and nine months ended September 30, 2009, we granted 212 and 82,701 restricted stock units, with a grant-date fair value of approximately $4,000 and $1.0 million, respectively, and a grant-date weighted-average fair value of $18.96 and $12.01, respectively.  During the three and nine months ended September 30, 2008, we granted 1,000 and 42,000 shares of restricted stock units, respectively, with a grant-date fair value of approximately $19,000 and $0.7 million, respectively and a grant-date weighted average fair value of $18.58 and $17.48, respectively.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the ESPP for the nine months ended September 30, 2009 was approximately $0.3 million with a grant date weighted-average fair value of $6.20. During the nine months ended September 30, 2008, the compensation cost was approximately $0.2 million, with a grant date weighted average fair value of $5.17. This cost is amortized on a straight-line basis over the relevant subscription period.

We calculated the fair value of each share under the ESPP on the date of grant using the Black-Scholes model as prescribed by SFAS 123(R). The assumptions used were as follows:

	Nine Months ended September 30,
	2009	2008
Expected term (in years)	0.50	0.50
Average risk-free interest rate	0.32%	2.01%
Average volatility factor	73.9%	42.6%
Dividend yield	0%	0%

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

We concluded that the embedded stock conversion option is not considered a derivative under ASC 815 Derivative and Hedging or (“ASC 815”), (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), because the embedded stock conversion option would be recorded in stockholders’ equity if it were a freestanding instrument.

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

ASC 815 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of our purchased call options and sold warrant contracts require net-share settlement. Based on the guidance in ASC 815, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. ASC 815 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in stockholders’ equity in its statement of financial position. We concluded the purchased call option contracts and the warrant contracts should be accounted for in stockholders’ equity.

Adoption of ASC 470-20

ASC 470-20 Debt with Conversion and Other Options, or (“ASC 470-20”), (formerly APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We have adopted ASC 470-20 in our first quarter of fiscal 2009 and adjusted our financial statements as follows in connection with our outstanding convertible senior notes.

The effect of the adoption of ASC 470-20 was to bifurcate the debt and equity components of our convertible notes. The note payable principal balance at the date of issuance of $86.3 million in February 2007 was bifurcated into the debt component of $65.1 million and the equity component of $21.2 million.  The difference between the note payable principal balance of $86.3 million and the $65.1 million value of the debt component will be accreted to interest expense over a period of 5 years, which is the expected term of our notes payable.  The adjusted outstanding notes payable balance at December 31, 2008 is $72.3 million.   In addition, we reclassified $0.8 million of debt issuance costs to additional paid in capital.  The debt component was recognized at the present value of its cash flows discounted using a 5.51% discount rate, our borrowing rate at the date of the issuance of the Debenture for a similar debt instrument without the conversion feature.

Interest expense associated with the Convertible Senior Notes consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 (a)	2009	2008 (a)
Contractual coupon rate of interest	$489	$488	$1,455	$1,456
Accretion of note payable	1,054	996	3,118	2,948
Interest expense - convertible senior notes	$1,543	$1,484	$4,573	$4,404

(a) Adjusted for the retrospective adoption of ASC 470-20.

Amounts comprising the carrying amount of the Convertible Senior Notes and the estimated fair value of the Convertible Senior Notes are as follows (in thousands):

	September 30,	December 31,
	2009	2008 (a)
Principal balance	$65,101	$65,101
Accretion of note payable	10,361	7,243
Carrying amount	$75,462	$72,344

Estimated fair value (b)	$81,075	$55,200

(a) Adjusted for the retrospective adoption of ASC 470-20.

(b) Estimated fair value is estimated based on the quoted market price of the underlying bond.

The impact of the adoption of ASC 470-20 on the Condensed Consolidated Balance Sheet as of December 31, 2008 (in thousands) is as follows:

	As Previously Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Debt issuance costs, net	$1,935	$(484)	$1,451
Total liabilities	133,259	(13,906)	119,353
Common stock and additional paid in capital	266,576	20,375	286,951
Accumulated deficit	(235,332)	(6,953)	(242,285)

The impact of the adoption of ASC 470-20 on the Condensed Consolidated Statement of Operations (in thousands, except per share amount) is as follows:

	Three months ended September 30, 2008
	As Previously Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Total interest income and expense and other expense, net	$(493)	$(958)	$(1,451)
Net loss	2,975	(958)	2,017
Basic net loss per share	0.10	(0.03)	0.07
Diluted net loss per share	0.10	(0.04)	0.06

	Nine months ended September 30, 2008
	As Previously Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Total interest income and expense and other expense, net	$(720)	$(2,831)	$(3,551)
Net loss	(5,012)	(2,831)	(7,843)
Basic and diluted net loss per share	(0.17)	(0.09)	(0.26)

The impact of the adoption of ASC 470-20 on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 (in thousands) is as follows:

	Nine months ended September 30, 2008
	As Originally Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Net loss	$(5,012)	$(2,831)	$(7,843)
Amortization of debt issuance costs	465	(117)	348
Accretion of note payable	—	2,948	2,948

10.    Credit Line

In November 2008 we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of the fair value of our ARS at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold the ARS at less than par, we would not be entitled to recover the par value support from UBS.  During the nine months ended September 30, 2009 we borrowed an additional $4.4 million, accrued interest payable of $0.2 million and repaid $5.0 million under this line of credit our loan balance as of September 30, 2009 was $29.5 million.  We intend to repay this line of credit in entirety when we exercise our Right to have UBS purchase the underlying ARS at full par value in June 2010.  Our line of credit is payable on demand and we classify as short term.  Hence, we believe the fair value equals the balance sheet value.  See Note 3 — Short-term Investments.

11.    Income Taxes

Our effective tax rate was 2% in the three months ended September 30, 2009 compared to 5% in the three months ended September 30, 2008. Our effective tax rate was 22% in the nine months ended September 30, 2009 compared to -4% in the nine months ended September 30, 2008. The Company’s effective rate for the three and nine months ended September 30, 2008 and September 30, 2009 were primarily related to our foreign operations.

We adopted the provisions of ASC 740 Income Taxes or (“ASC 740”), (formerly FIN 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007.  The adoption of the provisions, with respect to uncertain tax positions, did not have a material impact on our financial position and results of operations.   We have not been audited by the Internal Revenue Service or any state income or franchise tax agency.   As of September 30, 2009, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

For the three and nine months ended September 30, 2009, we recorded approximately $0.1 million and $0.4 million of income tax expense, respectively.   For the three and nine months ended September 30, 2008, we recorded approximately $0.1 million and $0.3 million of income tax expense, respectively.

The amount of unrecognized tax benefits at September 30, 2009 was approximately $2.5 million, of which, if ultimately recognized, approximately $0.6 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of ASC 740 we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

12.    Computation of Net Income (Loss) Per Share

Basic net income (loss) per share excludes any potential dilutive effects of options, unvested restricted shares and restricted stock units and common stock shares subject to repurchase.  Diluted net income (loss) per share includes the impact of potentially dilutive securities using the treasury stock method.  In net loss periods presented, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 (a)	2009	2008 (a)
Numerator:
Numerator for diluted earnings per share -
Income (loss) available to common stockholders	$6,232	$2,017	$1,341	$(7,843)

Denominator:
Denominator for basic earnings per share -
Weighted-average number of common shares outstanding	30,599	30,347	30,521	30,177
Less: weighted-average unvested and restricted common shares	—	(5)	(2)	(12)
Weighted-average number common shares outstanding used in share computing basic net income (loss) per common share	30,599	30,342	30,519	30,165
Effect of dilutive securities:
Diluted options & stock appreciation rights	853	823	566	—
Diluted stock awards	51	42	31	—
Weighted-average number common shares outstanding used in share computing dilutive net income (loss) per common share	31,503	31,207	31,116	30,165

(a)  Adjusted for the retrospective adoption of ASC 470-20.  See Note 9:  Convertible Senior Notes - Adoption of ASC 470-20.

The following outstanding options, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	Nine months ended September 30,
	2009	2008
Outstanding options and stock appreciation rights	4,744	4,278
Restricted stock awards	0	5
Restricted stock units	149	104
Warrants issued in connection with our convertible notes	3,093	3,093
Total	7,986	7,480

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

13.    Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of unrealized losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (a)	2009	2008 (a)
Net income (loss)	$6,232	$2,017	$1,341	$(7,843)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	658	(1,823)	326	(319)
Change to unrealized loss on available-for-sale securities	—	(227)	—	(2,842)
Comprehensive income (loss)	$6,890	$(33)	$1,667	$(11,004)

(a) Adjusted for the retrospective adoption of ASC 470-20.

The balance of each component of accumulated other comprehensive loss, net of taxes, as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 31, 2008	$(798)	$(798)
Net change during the nine months period	326	326
Balance as of September 30, 2009	$(472)	$(472)

14.    Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales (in thousands)	$34,247	$26,645	$94,447	$73,452

United States of America	82%	80%	80%	78%
France	11%	13%	12%	14%
Rest of Europe	7%	6%	7%	7%
Other	0%	1%	1%	1%

No customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2009 and 2008.  No customer had a balance in excess of 10% of our net accounts receivable at September 30, 2009.  Accounts receivable from one customer accounted for 10% of our gross accounts receivable balance at September 30, 2008.

15.    Litigation

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States.  Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity.  We also filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action.  A hearing on the preliminary injunction motion occurred on November 4, 2009 and we expect a ruling in the fourth quarter of 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2009 revenues and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the impact of a new competitor in the hysteroscopic sterilization segment;   the  inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009 and those included elsewhere in this Form 10-Q.

Overview

We develop, manufacture and market the Essure® permanent birth control system, an innovative, highly effective and proprietary medical device for women that was approved for marketing in the United States in November 2002 by the U.S. Food and Drug Administration, or FDA. The Essure system uses a soft and flexible micro-insert that is delivered into a woman’s fallopian tubes to provide permanent birth control by causing a benign tissue in-growth that blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes and therefore prevents fertilization. The effectiveness rate of the Essure system is 99.80% after four years of follow-up.

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

The Essure Procedure

The Essure procedure is typically performed in the office setting and is intended to be a less invasive and a less costly solution to surgical tubal ligation, the leading form of permanent birth control in the United States and worldwide. Laparoscopic tubal ligation and tubal ligation by laparotomy typically involve abdominal incisions and/or punctures, general or regional anesthesia, four to ten days of normal recovery time and the risks associated with an incisional procedure. The Essure procedure does not require cutting or penetrating the abdomen, which lowers the likelihood of pre- and post-operative pain due to the incisions/punctures, and it can be performed in an outpatient setting. Currently, the majority of the Essure procedures are performed using a regional anesthetic such as a paracervical block or conscious sedation, such as IV sedation with a local anesthesia. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician.   The Essure procedure can be performed rapidly; in the Pivotal trial of the Essure system, the average hysteroscopic procedure time was 13 minutes. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure system is effective without burning tissue, drugs or hormones. There is a three-month waiting period after the procedure during which the woman must use another form of birth control while tissue in-growth occurs. At 90 days following the procedure, U.S. patients complete a confirmation test called a hysterosalpingogram, or HSG, which can determine whether the device was placed successfully and whether the fallopian tubes are occluded. Outside of the United States, patients are required to return for a pelvic X-ray at three months post-procedure with a subsequent HSG if the device location does not appear to be appropriate on the initial radiographic image.

We believe that the Essure system is a better alternative to tubal ligation for physicians, hospitals and payers. The Essure system is a less invasive permanent birth control option for physicians to offer to their patients; hospitals are able to utilize their facilities more cost effectively with the Essure procedure compared with tubal ligation; and payers are able to experience cost reductions resulting from the elimination of overhead, indirect and procedural costs related to anesthesia, post-operative care and hospital stays associated with tubal ligations.  In addition, we believe the Essure procedure is superior to other non-incisional tubal ligation alternatives because, unlike other device designs, the Essure procedure does not rely on radio frequency (RF) thermal tissue injury as its mechanism of action, which can subject the patient to the risks of expanded thermal damage, bowel injury and dilutional hyponatremia.  Published reports estimate that approximately 700,000 tubal ligation procedures are performed each year in the United States. We intend to capture the majority share of this market and establish the Essure procedure as the gold standard for permanent birth control.  We also believe the Essure system is a solution for women whose family is complete but are using temporary methods of birth control. In addition, payers may also benefit from the reduction of unplanned pregnancies associated with non-permanent birth control methods used by patients who have chosen to avoid the drawbacks of traditional permanent birth control methods but who may otherwise elect to use the Essure system.

Effectiveness of the Essure System

In July 2005, we received approval from the FDA to extend effectiveness data on the Essure product labeling. The Premarket Approval, or PMA, supplement filed in late January 2005 supports an extension of the effectiveness rate of the  Essure  system to 99.80% after four years and 99.74% after five years, from the previously approved 99.80% at three years. The five-year effectiveness was demonstrated in a small portion of clinical trial subjects who had completed five year follow up at the time of the FDA submission.  Five year follow up of all patients in clinical trials is currently complete.  A PMA supplement to update the product labeling incorporating the results of the follow-up data has been submitted to the FDA.  We have continued to follow up on our clinical trial patients past five years and plan to update our effectiveness claims with the FDA.

In September 2005, we received approval from the FDA to terminate our post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained. The purpose of the post-approval study, required by the FDA as a condition of the November 2002 approval of the Essure system, was to determine the rate of successful bilateral placements of the  Essure  micro-inserts at first attempt with a large number of newly trained physicians who were not part of the previous clinical studies. Although treatment of the total number of patients required by the FDA had not been completed, the data obtained to date provided us with the opportunity to request that the FDA permit an early termination of the study. Because of the FDA ruling, the PMA Supplement submitted in March 2005 has been re-classified as a Final Report. The results of the post-approval study demonstrated an improvement in placement rates from those obtained in the pivotal study. In November 2005, we filed a PMA supplement with the FDA in order to obtain approval to modify the Essure Physician and Patient labeling to reflect a 94.6% first procedure bilateral placement rate based on results of the post-approval study. In October 2006, we received such approval from the FDA. In March 2006, we filed a PMA supplement with the FDA in order to obtain approval for a modified delivery system and micro-insert, and new valved introducer.  We received such approval from the FDA in June 2007. A post-approval study has been conducted to investigate the bilateral placement rate at first attempt for the modified delivery system and micro-insert.  In March 2009, we received approval from the FDA to terminate our post-approval study with physicians who were newly trained in performing the Essure procedure due to the positive placement data obtained.  A PMA supplement to update the product labeling incorporating the results of the post-approval study has been submitted to the FDA.

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

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of September 30, 2009, we have received positive reimbursement decisions for the Essure procedure from most private insurers and from 46 of the 51 Medicaid programs in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2009, the Centers for Medicare and Medicaid Service (CMS), the Medicare Physician Fee Schedule national average payment for hysteroscopic sterilization (CPT code) is $427 when performed in a hospital (facility) and $1,862 (non-facility) when performed in a physician’s office. In addition, in the CMS Final Rule for the 2009 Outpatient Prospective Payment System, or OPPS, which assigns hospital outpatient reimbursement amounts, CPT 58565 maps to APC 202 which is assigned a Medicare National Average of $2,888, which under Medicare includes the cost of the implant.  In 2009, the Medicare national average payment for hysteroscopic sterilization in the ambulatory surgery center is $1,535, which includes the cost of the implant. We believe these values are favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

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

Second, we expect to spend approximately an additional $2.5 million in the fourth quarter of 2009 to further building consumer and referral physician awareness.  We believe that once consumers and referring physicians are made aware of the benefits of the Essure procedure, they will no longer look to other methods of birth control currently available. In 2009, we have broadened this campaign to target 15% of the U.S. population.  All of our awareness initiatives are also aimed at enabling us to compete for a larger share of the 7.5 million U.S. families who have completed their families but rely on temporary forms of birth control with lower efficacy.

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

Last, we are committed to continuing to improve the Essure device.  In 2010, we plan to make an FDA submission for marketing approval of our fourth-generation Essure device, which is designed to further reduce the already rapid procedure time and improve the precision of device deployment.  We are also working on our fifth-generation Essure device, which will be designed to set a new standard in hysteroscopic sterilization.

We have experienced significant operating losses since inception and, as of September 30, 2009, had an accumulated deficit of $240.9 million. Although we were profitable in the third quarter of 2009, we may continue to experience a net loss in future quarters and there is a risk that we may not achieve sustained profitability.  We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will be in a net loss position unless sufficient revenues can be generated to offset expenses.

Results of Operations – Three and Nine Months Ended September 30, 2009 and 2008

(in thousands, except percentages)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009		2008 (a)		2009 -2008	2009		2008 (a)		2009 -2008
	Amount	% (b)	Amount	% (b)	% Change	Amount	% (b)	Amount	% (b)	% Change
Net sales	$34,247	100%	$26,645	100%	29%	$94,447	100%	$73,452	100%	29%
Gross profit	29,203	85%	21,555	81%	35%	76,977	82%	57,721	79%	33%
Research and development expenses	1,734	5%	1,611	6%	8%	5,149	5%	5,186	7%	-1%
Selling, general and administrative expenses	19,472	57%	16,363	61%	19%	65,380	69%	56,546	77%	16%
Net income (loss)	6,232	18%	2,017	8%	209%	1,341	1%	(7,843)	-11%	117%

(a) Adjusted for the retrospective adoption of ASC 470-20.  See Note 9:  Convertible Senior Notes - Adoption of ASC 470-20 of the Notes to Condensed Consolidated Financial Statements.

(b) Expressed as a percentage of total net sales

Net Sales

Net sales were $34.2 million for the three months ended September 30, 2009 as compared to $26.6 million for the three months ended September 30, 2008, representing an increase of approximately $7.6 million or 29%.  Net sales were $94.4 million for the nine months ended September 30, 2009 as compared to $73.5 million for the nine months ended September 30, 2008, representing an increase of approximately $20.9 million or 29%.  The increase is the result of continued commercialization and marketing of the Essure system worldwide and reflects the increasing numbers of physicians entering and completing training in the use of the procedure.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales (in thousands)	$34,247	$26,645	$94,447	$73,452

United States of America	82%	80%	80%	78%
France	11%	13%	12%	14%
Rest of Europe	7%	6%	7%	7%
Other	0%	1%	1%	1%

No customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2009 and 2008.  No customer had a balance in excess of 10% of our net accounts receivable at September 30, 2009.  Accounts receivable from one customer accounted for 10% of our gross accounts receivable balance at September 30, 2008.

We expect our net sales for 2009 to be in the range of approximately $131.9 million to $132.4 million, which would represent 29% to 30% growth from net sales in 2008 as we continue to increase the number of physicians performing the Essure procedure. We will also continue our programs aimed at raising consumer awareness of the Essure procedure, such as radio, print and television advertising. We believe our revenue growth in 2009 and beyond will be significantly influenced by how successful we are in achieving our consumer awareness objectives and physicians entering and completing training. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K, our expected revenue growth involves many risk factors, some of which are not entirely within our control, such as market acceptance of the Essure system and third party reimbursement for the device.

Gross Profit

Cost of goods sold for the three months ended September 30, 2009 was $5.0 million as compared to $5.1 million for the three months ended September 30, 2008, this represents a decrease of $0.1 million, or 1%.  Gross margin for the three months ended September 30, 2009 and 2008 was 85% and 81% respectively.   For the nine months ended September 30, 2009, gross margin was 82%, which represents an improvement from a gross margin of 79% for the nine months ended September 30, 2008.

During the third quarter of 2009, we entered into an Asset Purchased Agreement with American Medical Systems, Inc. (“AMS”) pursuant to which we acquired the intellectual property assets, including patents and licenses from Ovion Inc., a wholly owned subsidiary of AMS (“Ovion”).  In connection with the purchase agreement, AMS and Ovion released us from any and all current and future domestic and international royalty obligations under such licenses.  We released approximately $1.5 million related to international royalty obligations, which we had accrued to date.  This resulted in our gross margins benefitting approximately 400 basis points in the third quarter of 2009.  We believe that our gross profit margin will continue to improve as a result of this acquisition because amounts that would have been previously recorded as royalty expense would have been greater than amounts that will be recorded as amortization of the acquired assets.  In addition, the increase in gross margin in the third quarter of 2009 as compared to the third quarter of 2008 is related to lower manufacturing costs associated with higher unit volume and a domestic price increase implemented during the first quarter of 2009.

Our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.7 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, which represents an increase of $0.1 million, or 8%. The primary reason for the increase is due to higher costs related to testing of prototypes and clinical trials of approximately $0.2 million, offset by a decrease related to payroll and consulting expenses of approximately $0.1 million.  Research and development expenses were $5.1 million and $5.2 million for the nine months ended September 30, 2009 and 2008, respectively, which represents a decrease of $0.1 million, or 1%.  The decrease results primarily from payroll and consulting expenses of approximately $0.5 million, offset by increased cost related to building prototypes for testing and project prototype expenses of approximately $0.4 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended September 30, 2009 was $19.5 million as compared to $16.4 million for the three months ended September 30, 2008, which represents an increase of $3.1 million, or 19%. The increase is primarily due to payroll, consulting and stock compensation of approximately $1.3 million, increased costs related to building rent of approximately $0.4 million, and domestic advertising expenditures increased by $0.4 million primarily for our consumer-awareness campaign.  This campaign involves television, radio and print media and is intended to drive consumer awareness of the Essure procedure. The increase also reflects increased  tax and legal related expenses of approximately $0.4 million. The increase also reflects increased cost related to printing, market research, and clinical related expenses of approximately $0.4 million and increase expenses related to bad debt of approximately $0.1 million.

Selling, general and administrative spending for the nine months ended September 30, 2009 were $65.4 million as compared to $56.5 million for the nine months ended September 30, 2008, which represents an increase of $8.9 million, or 16%.  The increases were primarily the result of payroll, consulting, and stock compensation expenditures of approximately $4.4 million.   The increase also reflects the following: increased tax related expenses of approximately $0.2 million, increased building rent expense of approximately $0.7 million, increased costs related to marketing materials of approximately $0.5 million, increased banking fees of approximately $0.2 million and bad debt expenses of approximately $0.2 million.  Advertising expenditures increased by $2.5 million primarily for our consumer-awareness campaign.  We expect selling, general and administrative expenses to increase in the fourth quarter of 2009 as we expect to spend more on our consumer awareness campaign as compared to the third quarter of 2009.

Total interest income and expenses and other expenses, net

Total interest income and expenses and other expenses, net for the three months ended September 30, 2009 was a net expense of $1.6 million as compared to a net expense of $1.5 million for the three months ended September 30, 2008, which represents an increase of $0.1 million or 11%. Total interest income and expenses and other expenses, net for the nine months ended September 30, 2009 was a net expense of $4.7 million as compared to a net expense of $3.6 million for the nine months ended September 30, 2008, which represents an increase of $1.1 million or 33%. Interest income in the three and nine months ended September 30, 2009 was lower by $0.2 million and $0.9 million compared with the three and nine months ended September 30, 2008, respectively. Interest income was negatively impacted due to lower interest rates on the Company’s investment portfolio, which consists of auction rate securities and money market funds that are currently earning lower interest rates compared to 2008.

Interest expense in the three and nine months ended September 30, 2009 was higher by $0.2 million and $0.5 million compared with the three and nine months ended September 30, 2008, respectively primarily due to the interest on revolving credit  line which we entered into in November 2008.  See Note 10 — Credit Line.

In May 2008, FASB issued ASC 470 Debt with Conversion and Other Options (“ASC 470”).  ASC 470 (formerly FSP APB 14-1) clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  ASC 470 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  ASC 470 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We have adopted ASC 470 with our first quarter of fiscal 2009.  The adoption resulted in an increase of interest expense of $1.1 million and $3.1 million for each of the three and nine months ended September 30, 2009 and an increase of interest expense of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2008.    See Note 9 — Convertible Senior Notes.

Provision for income taxes

In accordance with ASC 740 Income Taxes (formerly FIN 48), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.  We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We evaluate the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax U.S. losses and the current uncertainty of our ability to realize our U.S. deferred tax assets, a valuation allowance in an amount equal to our U.S. deferred tax assets has been recorded.

We adopted the provisions of ASC 740 Income Taxes or (“ASC 740”), (formerly FIN 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007.  The adoption of ASC 740 with respect to uncertain tax positions did not have a material impact on our financial position and results of operations.   We have not been audited by the Internal Revenue Service or any state income or franchise tax agency.   As of September 30, 2009, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination.  The tax returns of Conceptus SAS for the years end 2005 to 2007 were examined and closed by the French tax authorities in 2008.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

For the three and nine months ended September 30, 2009, we recorded approximately $0.1 million and $0.4 million of income tax expense, respectively.   For the three and nine months ended September 30, 2008, we recorded approximately $0.1 million and $0.3 million, respectively of income tax expense.

Our effective tax rate was 2% for the three months ended September 30, 2009 and 22% for the nine months ended September 30, 2009.  The Company’s effective rate for the three and nine months ended September 30, 2009 is primarily related to our foreign and domestic operations.  Our effective tax rate was 5% for the three months ended September 30, 2008 and -4% for the nine months ended September 30, 2008. The Company’s effective rate for the three and nine months ended September 30, 2008 is primarily related to our foreign operations.

The amount of unrecognized tax benefits at September 30, 2009 was approximately $2.5 million, of which, if ultimately recognized, approximately $0.6 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of ASC 740, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant operating losses since inception and, as of September 30, 2009, had an accumulated deficit of $240.9 million. Although we were profitable in the third quarter of 2009, we experienced a net loss in the first two quarters of 2009.  We have experienced a profitable quarter for the three months ended September 30, 2009; however, there is a risk that we may not sustain profitability.  We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad.  We will be in an accumulated deficit position unless sufficient revenues can be generated to offset expenses.

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

As of September 30, 2009, we held $43.9million (par value) in auction rate securities (“ARS”) backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

Our ARS are short-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par.  We have experienced failed auction in 2009 and 2008 on most of our ARS having settlements of nominal amounts in 2009.   The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 2010 through July 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights at par value.  However, if the Rights are not exercised before July 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. We had settlements of our ARS in the three months ended September 30, 2009 of $4.5 million and $4.6 million for the nine months ended September 30, 2009 at full par value.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our ARS at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS.   During the nine months ended September 30, 2009, we borrowed an additional $4.4 million, accrued interest of $0.2 million and repaid $5.0 million under this line of credit.  Our loan balance as of September 30, 2009 was $29.5 million.  We intend to repay this line of credit in its entirety when we exercise our Rights to have UBS purchase the underlying ARS at full par value in June 2010.

As of September 30, 2009, we had cash and cash equivalents of $52.2 million, compared to $54.7 million at December 31, 2008. The decrease of $2.5 million is primarily due to cash used in investing activities offset by cash proceeds from financing and operating activities.   We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

In the future, depending on a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital.  Additional financing may not be available when needed or on terms acceptable to us.

Operating Activities

Net cash provided by operating activities was $18.4 million in the nine months ended September 30, 2009, as compared to $2.3 million provided by operating activities in the nine months ended September 30, 2008.  Net cash provided by operating activities in the nine months ended September 30, 2009 was primarily related to a net income of $1.3 million, impacted by:

•                  $11.6 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs and intangible amortization;

•                  Increase in accounts receivable of $1.7 million as a result of our increase in sales;

•                  Net decrease of other assets and other current assets of $5.7 million primarily due to amortization of prepayments for our advertising, primarily in the United States;

•                  A increase in inventories of $0.2 million;

•                  An increase in accounts payable of $1.0 million primarily related to timing of payments; and

•                  An increase in other accrued and long term liabilities and accrued compensation of $0.9 million primarily for 2009 incentive plans.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations;

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $22.6 million, primarily due to the asset purchase agreement with AMS of $23.7 million and capital expenditures primarily related to purchases of additional hysteroscopy equipment of $3.5 million.  In addition, we had settlements of our ARS for $4.6 million at full par value during the nine months ended September 30, 2009.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2009 was $1.6 million from the issuance of common stock for our stock option programs of $2.3 million, proceeds of $4.4 million from and repayment of $5.0 million to our revolving credit line agreement with UBS.  See Note 10 — Credit Line of our Notes to Condensed Consolidated Financial Statements.

We believe that our existing cash, cash equivalents, investments and credit facility will be sufficient to meet our cash requirements for the next twelve months.

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

Recent Accounting Pronouncements

In June 2009, Accounting Standards Codification (“ASC”) ASC 105 Generally Accepted Accounting Principles or (“ASC 105”) was issued.  ASC 105 (formerly SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

In December 2007, FASB issued ASC 805 Business Combinations or (“ASC 805”).  ASC 805 (formerly SFAS 141(R), Business Combinations) will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, may introduce more volatility into our earnings and may impact our acquisition strategy.  Additionally, in February 2009 FASB issued an amendment to ASC 805 which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805.  ASC 810 Consolidations or (“ASC 810”) (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements) changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests and classified as a component of equity. ASC 805 is applied prospectively and ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of ASC 810 are applied prospectively.  ASC 805 and ASC 810 become effective on January 1, 2009.  We adopted ASC 805 and ASC 810 in the first quarter of fiscal 2009 and their adoption did not have a material impact on our financial condition, results of operations, or cash flows.

Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures or (“ASC 820”) with respect to its financial assets and liabilities. ASC 820 (formerly SFAS 157, Fair Value Measurements) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements.  ASC 820 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  ASC 820 excludes certain leasing transactions accounted for under ASC 840, Leases (“ASC 840”) (formerly SFAS 13).  ASC 820 defers the effective date of ASC 820 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted ASC 820 in the first quarter of fiscal 2009.  See Note 4 - Fair Value Measurements.

In May 2008, FASB issued ASC 470-20, Debt with Conversion and Other Options or (“ASC 470”).  On January 1, 2009, we adopted the Cash Conversion Subsections of ASC 470-20 (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  ASC 470 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  Per the adoption of ASC 470 we have made certain adjustments to the presentation of our financial condition, results of operations, and cash flows.  See Note 9 — Convertible Senior Notes.

In October 2008, FASB issued ASC 820 Fair Value Measurement and Disclosure or (“ASC 820”).   ASC 820 (formerly FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active) clarifies the application of fair value measurement and disclosures, which we have adopted as of January 1, 2008, in situations where the market for a particular financial asset is not active. We have considered the guidance provided by ASC 820 in our determination of estimated fair values, and the impact was not material.

In April 2009, FASB issued ASC 825 Financial Instruments or (“ASC 825”) and ASC 270 Interim Reporting or (“ASC 270”).  ASC 825 (formerly FSP SFAS 107-1, Interim Disclosures about Fair Value of Financial Instruments,) and ASC 270 (formerly APB 28-1) requires us to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.   ASC 825 and ASC 270 are effective for interim periods ending after June 15, 2009. We have adopted the provisions of ASC 825 and ASC 270 effective the second quarter of fiscal 2009.  See Note 4 - Fair Value Measurements and Note 9 — Convertible Senior Notes.

In April 2009, FASB issued ASC 320 Investments — Debt and Equity Securities or (“ASC 320”).  ASC 320 (formerly FSP SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments) modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009. We have adopted the provisions of ASC 320 effective the second quarter of fiscal 2009. We have considered the guidance provided by ASC 320 in our determination of impairment, and have determined that the impact was not material.  See Note 9 — Convertible Senior Notes.

In April 2009, FASB issued ASC 820 Fair Value Measurement and Disclosure or (“ASC 820”) was issued.  ASC 820 (formerly FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept.  ASC 820 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of ASC 820 does not include assets and liabilities measured under level 1 inputs.  ASC 820 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  We have adopted the provisions of ASC 820 effective the second quarter of fiscal 2009, and have determined that the adoption did not have an impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) or SFAS 167, which modifies how we determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 has not been codified.  SFAS 167 clarifies that the determination of whether we are required to consolidate an entity is based on, among other things, an entity’s purpose and design and power to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether we are the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about our involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We do not expect SFAS 167 to have an impact on our financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions we may consummate in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:  We have been exposed to interest rate risk through interest earned on holdings of available-for-sale and trading marketable securities. We have experienced failed auctions in 2009 and 2008 of most all of our ARS and there is no assurance that auctions on these ARS in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 38 years) to realize our investments’ recorded value. As of September 30, 2009 we held $43.9 million (par value) in ARS which are variable rate debt instruments and bear interest rates that are due to reset approximately every 20-30 days. In September 2009 we re-classified the ARS from long-term investments to short-term investments because our intention is to sell our ARS under the Rights at par value at the inception of the Rights period in June 2010.   Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

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

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We will seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities.  Periodically, during nine months ended September 30, 2009 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment.  As of September 30, 2009, we had foreign currency forward contracts to sell $5.9 million Euros in exchange for $8.2 million U.S. dollars maturing in October 2009 through January 2010.  As of September 30, 2009 these forward contracts are recorded at their fair value of $0.4 million in other accrued liabilities on our condensed consolidated balance sheet.  We have outstanding intercompany receivables from Conceptus SAS of $8.6 million as of September 30, 2009.  We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the derivatives.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations.  We have developed a foreign exchange policy to govern our forward contracts.  These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses.  We have not entered into any other types of derivative financial instruments for trading or speculative purpose.  Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.  Accordingly, we have classified our outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and have recorded the fair value of the contract in other accrued liabilities on our consolidated balance sheet as of September 30, 2009.

For the nine months ended September 30, 2008, we had assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008 in connection with the acquisition of Conceptus SAS.  We recorded the changes of the fair value of the hedge contract in our results of operations for the nine months ended September 30, 2008.  The hedge contract was fully utilized by December 31, 2008.

At September 30, 2009, our intercompany receivable balance with foreign subsidiaries is $8.2 million, with Conceptus SAS whose functional currency is Euro, and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar/local currency exchange rate would be approximately $0.8 million.

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

As of September 30, 2009, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States.  Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity.  We also filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action.  A hearing on the preliminary injunction motion occurred on November 4, 2009 and we expect a ruling in the fourth quarter of 2009.

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2008 on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of September 30, 2009 should be considered carefully while evaluating the Company and our business.

A portion of our investment portfolio is in auction rate securities.

As of September 30, 2009, we held approximately $43.9 million (par value) of investments consisting entirely of auction rate securities backed by federal and state student loans securities.  These auction rate securities have contractual maturities ranging from 2028 through 2047.  These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

During 2008, we experienced failed auctions of our auction rate securities and there is no assurance that auctions on these securities in our investment portfolio will succeed in the future. On December 3, 2008, we accepted an offer from UBS, the fund manager with whom we hold our auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights, or Rights, which allow us to sell the auction rate securities to UBS at par value during the period beginning June 2010 and ending July 2012. In exchange, the Company released UBS from claims that it may have for damages related to the auction rate securities (other than consequential damages), and we granted UBS the right to sell or otherwise dispose of the auction rate securities on its behalf (so long as we are paid the par value of the auction rate securities upon any disposition). We intend to sell our ARS under the Rights at the inception of the Rights period in June 2010.

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

As of September 30, 2009, we were aware of one company, Hologic, Inc. which is in the transcervical sterilization device to the market.  In January 2009, Hologic received CE marking approval for its permanent contraception system, allowing it to market its product in the 27 countries of the European Union (EU) and three of the four member states of the European Free Trade Associations (EFTA).  In July 2009, the FDA approved Hologic’s permanent contraception system for sale in the United States.  We expect that these developments will intensify competition in the industry.

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

Changes in accounting standards or practices, particularly changes related to convertible debt instruments such as our senior convertible notes, may have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, we recently adopted ASC 470-20 in the first quarter of fiscal 2009. The adoption resulted in an increase of interest expense of $1.1 million and $3.1 million for each of the three and nine months ended September 30, 2009 and a retrospective increase of interest expense of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2008.  Similar changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of healthcare reform programs are adopted in our key markets and other administration and legislative proposals are enacted into law.

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Most recently, in September 2009, Max Baucus, the Chairman of the U.S. Senate Finance Committee released a draft of the committee’s healthcare reform bill, a bill which included an excise tax on all medical devices, requiring the medical device industry to contribute $4 billion to healthcare reform each year for a period of 10 years. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, if the excise tax contained in the proposed legislation from the U.S. Senate Finance Committee is enacted into law, our effective tax rate and results of operations would be materially and adversely affected and our ability to innovate and conduct necessary research and development to remain competitive with large, global companies could be negatively impacted.

Item 6. Exhibits

Number	Description
10.1	Asset Purchase Agreement, dated September 30, 2009, between American Medical Systems, Inc. and Conceptus Incorporated.
10.2	Employment Agreement, dated November 2, 2009 between Julie Brooks and Conceptus Incorporated.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 06, 2009

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer
and Chief Financial Officer