Form 10-K
period 2009-12-31
CONCEPTUS INC
filed 2010-03-15
CIK 896778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2009 was $170,317,068 based upon the closing price of the common stock on the Nasdaq Global Market on June 30, 2009. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 30,952,277 shares of registrant's Common Stock issued and outstanding as of February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

        The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto located elsewhere in this Annual Report on Form 10-K. This report, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words "believes," "anticipates," "intends," "expects," "plans," "should," "will," "seeks" and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our limited operating and sales history; our dependence on a single product; the uncertainty of market acceptance of our product; expense and outcome of litigation; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion or any acquisition; our dependence on suppliers; intense competition in the medical device industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in "Risk Factors" and other sections of this report. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

PART I

ITEM 1.    BUSINESS

Overview

        We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women. The Essure system delivers a soft and flexible insert into a woman's fallopian tubes, causing benign tissue in-growth which blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Over 370,000 women worldwide have undergone the Essure procedure.

        On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS, based in Versailles, France. As a result of this transaction, Conceptus SAS became a wholly-owned subsidiary, and through it we sell Essure directly in France and through a network of distributors throughout the rest of Europe. This acquisition expanded our presence in international markets and has increased our revenues as we now recognize sales at end-user pricing.

        On December 15, 2008, we incorporated Conceptus Medical Limited ("CML") as a wholly owned subsidiary in the United Kingdom to serve as our direct sales office in the United Kingdom after terminating our distributor relationship with our previous distributor during the fourth quarter of 2008. This incorporation further expanded our presence in international markets and has increased our revenues as we now recognize sales at end-user pricing in the United Kingdom.

        During 2009, we received a National Institute for Health and Clinical Excellence ("NICE") positive recommendation in the United Kingdom and an approval for the Essure procedure from the Brazilian National Health Service. During 2009, we sold the Essure system in twenty two countries. For financial information about geographic areas and for segment information with respect to net sales, refer to the information set forth in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

        We were incorporated in the state of Delaware on September 18, 1992. Our mailing address and executive offices are located at 331 East Evelyn, Mountain View, California 94041, and our telephone number is (650) 962-4000. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We maintain three websites located at www.conceptus.com, www.essuremd.com and www.essure.com. We make available, free of charge, on or through our websites, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (SEC). We also post on the investors relations page of our www.conceptus.com website a link to our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Corporate Risk Policy, Disclosure Policy Statement, Whistleblower Policy and the charters of each of our Audit, Compensation and Nominating and Corporate Governance committees of our Board of Directors. Information contained on our websites is not incorporated by reference into and does not form a part of this Form 10-K. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Conceptus, Inc., 331 East Evelyn, Mountain View, California 94041.

The Essure Procedure Benefits

        With 99.8% effectiveness based on four years of follow up, the Essure procedure is the most effective form of permanent contraception on the market based on a comparison of four-year clinical trial data. We developed the Essure procedure in response to the market need for a less invasive and more cost effective solution for women whose families are complete. The Essure procedure is typically performed in an office setting without general anesthesia and women typically can return to their daily activities within one day. Other permanent birth control procedures, such as tubal ligation or vasectomy, are done in a hospital setting, entail general anesthesia and require additional recovery time.

        Benefits for the patients:

  •
  Proven: four-year effectiveness rate of 99.8%;

  •
  Performed in the comfort of the doctor's office in less than 10 minutes;

  •
  No risks associated with incisions, general anesthesia or RF energy (common in other permanent birth control procedures);

  •
  No hormones;

  •
  Short recovery time. Most women are discharged within 45 minutes and they return to normal activities within 24 hours;

  •
  Confirmation: A confirmation test provides women with certainty that they are protected against unplanned pregnancy;

  •
  Convenience: No recurring management of contraception usage after the confirmation test, which is performed 90 days after the initial procedure.

        Benefits to the physician and healthcare system:

  •
  More cost effective and efficient solution: Due to savings related to cost and time such as:

  •
  Elimination of overhead,

  •
  Indirect and procedural costs related to anesthesia,

  •
  Post-operative care and hospital stays associated with tubal ligations;

  •
  Short procedure time and relative ease of performing the procedure;

  •
  Ability to visually confirm proper placement of micro-insert during the procedure:

  •
  No risks associated with: incisions, thermal injuries, bowel injuries or dilutional hyponatremia, glycine, or general anesthesia and;

  •
  Less resource-intensive environment: While Essure procedures may be performed in various settings including the physician office, hospital operating room and an ambulatory surgery center, the majority of Essure procedures now take place in physicians' offices.

        Benefits to the payers:

  •
  Lower cost procedure: Due to reduced use of general or regional anesthesia and reduced number of post-operative hospital stays;

  •
  Elimination of costs: No operating room expenses because the procedure can be performed in the physician's office; and

  •
  Cost savings resulting from the potential reduction of unplanned pregnancies.

  •
  Most effective form of permanent birth control based on 4 years of clinical studies.

The Essure Procedure

        The Essure micro-insert is designed to be placed into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive delivery system. The delivery system is a disposable plastic handle that is connected to our proprietary guidewire and catheter system. The micro-insert is constructed of a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy, called Nitinol, and a layer of polyethylene terephthalate, or polyester fibers, wound between the inner coils. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and into the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the micro-insert. When released, the micro-insert automatically expands to the contours of the fallopian tube and anchors itself in place. Over a three-month time frame, the polyester fibers within the micro-insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing conception.

        Currently, local anesthesia is used as the predominate method of controlling discomfort during the Essure procedure. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician. The Essure procedure can be performed in the comfort of a physician's office in less than ten minutes (average hysteroscopic time) without hormones, cutting, burning or the risks associated with general anesthesia or tubal ligation. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure procedure is effective without drugs or hormones. There is a three-month waiting period after the Essure procedure is completed during which the patient must continue to use her current form of birth control or an alternative form while tissue in-growth occurs. After three months, U.S. patients complete a confirmation test called a hysterosalpingogram, or HSG, which provides confirmation to both the doctor and the patient of the placement of the inserts and the occlusion of the fallopian tubes. Outside of the United States, the confirmation test is a standard flat plate pelvic X-ray conducted three months after completion of the procedure, with a subsequent HSG if device location on the initial radiographic image appears suspicious.

        We did not conduct a clinical trial to compare the Essure procedure to laparoscopic tubal ligation. We believe, however, based on current data from our Pivotal trial and published reports on laparoscopic tubal ligation, that the Essure placement procedure has clear key advantages over laparoscopic tubal ligation:

	Essure Procedure	Tubal Ligation
Procedure	Transcervical --> Non-incisional	Incisional --> Abdominal incision or puncture
Typical anesthesia	Local or IV sedation	General
Average post-op recovery time	45 minutes	4 - 5 hours
Procedure location	Outpatient / hospital, surgi-center or doctor's office	Inpatient / hospital or surgi-center
Average return to regular activities*	typically 24 hours	4 - 6 days

*
Excluding the day of procedure

Physician Penetration

        We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. We continue to see an increase in the number of physicians becoming trained or who are in the process of training to perform the Essure procedure. The level of sales for the Essure system is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in revenue proportionately. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship.

Our Clinical Progress

        As the first commercialized method of hysteroscopic sterilization, Essure required numerous clinical studies to prove that it was a safe procedure that would be effective in preventing pregnancy. The following chart summarizes our clinical studies and notes the key study endpoints.

November 1998 May 2000	Phase II clinical study of safety and preliminary effectiveness of the Essure procedure commences.

	Pivotal (Phase III) clinical trail commences. The clinical endpoints of the study include safety, effectiveness and patient satisfaction.	The number of women in whom at least one of two Essure micro-inserts was placed totaled 682 between the two clinical trials. At three month follow-up, 647 women began relying on the Essure device as a method of permanent birth control. Based on clinical data, the Essure procedure has been demonstrated to be 99.8% effective after four years of follow-up. The Essure procedure has proven to have high patient satisfaction in our clinical trials. Clinical data submitted to the FDA in our Annual Reports show that Phase II study patients' tolerance to wearing the Essure device up to five years was rated as "good" to "excellent" in 99% of women at all visits. Among women from our Pivotal trial who have worn the micro-inserts up to five years, at least 99% reported their comfort with the Essure device as "good" to "excellent" at all visits.
February 2001	Approval to affix CE Mark for the European markets.
April 2002	PMA application submitted to the FDA for approval.
November 2002	Approval from FDA to market Essure procedure in the United States.
March 2005	ESS 205 Post Approval Study completed and final report submitted to FDA for approval.
Based on the ESS 205 post-approval study, the Essure procedure has a 94.6% first procedure bilateral placement rate. The bilateral placement rate is based on the number of women who are able to have two Essure micro-inserts successfully placed in their fallopian tubes at the time of their initial procedure. Three months later, the Essure Confirmation Test documents whether they can rely on Essure for contraception.
June 2007	FDA approved a PMA supplement for a modified delivery system, ESS305.
June 2009	ESS 305 Post Approval Study completed and final reports submitted to FDA.
Note: ESS 205 and ESS 305 are collectively called Essure.

        Data from our clinical trials are undergoing analysis, and the clinical trial statistics presented may change as longer term follow-up data from the women participating in the trials is gathered, audited and analyzed, or if the FDA requests that calculations be performed in a different manner than presented in our PMA application.

        The FDA requires that all medical devices introduced to the market either be preceded by a pre-market notification clearance under Section 510(k) of the FD&C Act, or an approved PMA. A PMA application is approved when the FDA has determined that the clinical trial data and manufacturing quality assurance information proves a product is safe and effective for its labeled indications, or for devices that are not of the same type or substantially equivalent to a device in commercial distribution prior to 1976. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. Ongoing compliance with the Quality Systems Regulations and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services.

        Other investigators are also conducting studies on Essure. As of February 2010, we know of 194 clinical publications related to Essure and hysteroscopic sterilization.

Our Market

        Birth control use in the United States is prevalent among a majority of women of reproductive age, defined as 15-44 years of age. According to the 2002 National Survey of Family Growth, or NSFG, conducted by the Centers of Disease Control and Prevention and the National Center for Health Statistics, a periodic survey which provides the most current available statistics on reproductive health in the United States, an estimated 62% of the 61.6 million women of reproductive age in the United States use some form of birth control. The most common method of contraception in the United States, according to the NSFG, is permanent birth control, including tubal ligation and vasectomy. 36% of women using birth control choose a permanent method, 31% choose oral contraceptives and 18% choose the male condom. Tubal ligation was the leading method of contraception among Essure's target market (women aged 35-44 years).

        The NSFG estimated that approximately 24.3 million women in the United States use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Included in this group, according to the same source, are approximately 7.6 million women who have two or more children. It is our belief that by making these women aware of the benefits a minimally invasive procedure offers, they will consider Essure in their continuum of family planning and opt for permanent birth control rather than their current temporary method.

        In addition to the temporary methods, published reports estimate that 700,000 tubal ligation procedures are performed each year in the United States, and the prevalence increases with age and number of children. According to the NSFG, approximately 89% of women in the United States who have had tubal ligation have birthed two or more children. According to the same source, among the women in the United States who have had tubal ligation, approximately 70% are between the ages of 35 and 44.

        Based on data from the CDC's 2002 NSFG, the following chart summarizes birth control methods used by women using contraception between the ages of 30-44 in the United States:

	Age 30-34	Age 35-39	Age 40-44
Fertile women (% of U.S. women in reproductive age, within their age range)	60.8%	47.1%	30.4%
Method:
Tubal ligation	28%	41%	50%
Pill	31%	19%	11%
Condom	17%	16%	12%
Vasectomy	9%	14%	18%
All others	15%	10%	9%

        Worldwide, there is a larger market for permanent birth control. The most current available report on worldwide birth control statistics is the United Nations World Contraceptive Use 2007 report on birth control methods used by reproductive couples. According to the report, 63% of women aged 15-49 years were using a form of contraception. The report indicated that tubal ligation, the leading birth control method worldwide, was used by 20% of those women, followed by intrauterine devices, or IUDs, at 16%, and oral contraceptives at 9%.

        The Essure procedure is the better solution for women who have completed their families and are seeking alternatives to use of hormones, pills or more intrusive regimes in their temporary contraception. The Essure procedure is fast becoming the gold standard for permanent birth control.

Sales and Marketing

        Our sales and marketing strategy has two components: to educate, train and certify physicians for the Essure procedure, and to increase awareness of the Essure procedure among women and referring primary care physicians. .

        In training physicians, our strategy in the near term is to focus on moving physicians through three stages of usage: preceptorship, certification and certified in-office.

        We believe the office is the best site of service for the Essure procedure because it is where the benefits are most realized: the patient is typically most comfortable, the physician is the most economically and logistically efficient, and the payer or state pays the lowest costs. Additionally, we have a robust publication profile of clinical articles (more than 190) in peer-reviewed medical journals and we continue to attend and present new data at key scientific meetings including the American Association of Gynecologic Laparoscopists (AAGL), American College of Obstetricians and Gynecologists (ACOG) and women's healthcare societies.

        Through the use of public relations and targeted direct-to-consumer ("DTC") advertising, we intend to continue increasing awareness of the Essure procedure among consumers. A variety of mediums are being used and tested to ensure that women are aware of the Essure procedure as they move through the continuum of birth control during each stage of their family planning.

        We are distributing the Essure procedure in the United States through our direct sales force. We continue to increase the size of our sales force to increase our call frequency on physicians. Our sales representatives' primary goals are to increase penetration within the physician base and the number of Essure procedures performed,by Essure providers as well as to facilitate an increase in the number of Essure procedures performed in the physician's office.

        Internationally, we sell the Essure device through a combination of direct sales forces and distribution networks.

Reimbursement

        Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of March 15, 2010 we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable office reimbursement in 26 states (defined as $1,800 or more) in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual's specific benefit plan.

        Effective January 1, 2010, the Centers for Medicare and Medicaid Service ("CMS"), the Medicare Physician Fee Schedule national average payment for hysteroscopic sterilization ("CPT code") is $423.05 when performed in a hospital (facility) and $1,822.41 (non-facility) when performed in a physician's office. In addition, in the CMS Final Rule for the 2010 Outpatient Prospective Payment System, or OPPS, which assigns hospital outpatient reimbursement amounts, CPT 58565 maps to APC 202 which is assigned a Medicare National Average of $3,032.56, which under Medicare includes the cost of the implant. In 2010, the Medicare national average payment for hysteroscopic sterilization in the Ambulatory Surgery Center ("ASC") is $1,671.96, which includes the cost of the implant. We believe these values are favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

        Effective May 15, 2008, California's state fee-for-service Medicaid program announced coverage of the Essure procedure for beneficiaries that are 21 years of age or older. Physicians may perform the Essure procedure in the physician's office, the ambulatory surgery center or the hospital outpatient department. Medi-Cal is to pay $2,282 as a global fee for an in-office procedure. We believe these values are very favorable for the Essure procedure and will continue to help increase utilization of Essure devices by MediCal provider physicians.

        Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

        During the last several years, we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. In Europe, we are developing a strategic plan to obtain reimbursement in a number of European countries. In France, we have obtained official reimbursement with the Haute Autorité de Santé ("HAS"). The Essure procedure is covered in France for all age-appropriate women, regardless of their medical status. The Economic Committee for Healthcare Devices in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 663 Euros, net of value added tax, for the next five years.

Manufacturing

        We have a manufacturing facility at our headquarters in Mountain View, California, which we use for pilot-line manufacturing. We have two third-party original equipment manufacturers ("OEM") which manufacture Essure devices at their manufacturing facilities. Both of these manufacturing facilities are located in Mexico.

        Our agreements with our OEMs provide that they will continue to use our qualified suppliers of materials and components, unless we agree otherwise. We conduct periodic quality audits of our key suppliers. Most components, including nickel titanium alloy, delivery wires, the inner release catheter tubing and stainless steel wires, are available from more than one source and we intend to qualify at least two sources for certain components. Currently, the key single source supplier component is the polyester fiber. The polyester fiber causes the necessary tissue in-growth, is made to our specifications and currently has only one qualified source supplier. However, we have accumulated a quantity of this material that exceeds our anticipated production needs for the next several years. We are in the process of qualifying a second source supplier for this fiber.

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

Research and Development

        Our research and development activities are performed by our product development, process engineering, intellectual property and regulatory and clinical research staff. Research and development expenses for 2009, 2008, and 2007 were approximately $7.1 million, $6.8 million, and $5.9 million, respectively. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and enhancements.

Intellectual Property

        Our policy is to protect our proprietary position aggressively by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. In addition to the patent protection we have obtained in our license from Target Therapeutics, a division of Boston Scientific Corporation, we have filed device and method patents for the use of our product in new clinical applications and have pursued patents for several of our other inventions and developments. As of January 31, 2010, we had 60 U.S. patent applications pending, 33 U.S. issued patents, 55 foreign and/or international patent applications pending and 98 issued foreign patents. Our issued patents include claims relevant to transcervical fallopian tube occlusion devices and methods, guidewire manipulation, a guidewire design, fallopian tube visualization, electrosurgical instruments and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device.

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

        We believe that we are free to make and sell our product, and that our product and its intended use does not infringe any valid patent rights of any other party. During the third quarter of 2009, we entered into an Asset Purchased Agreement with American Medical Systems, Inc. ("AMS") pursuant to which we acquired the intellectual property assets, including patents and licenses from Ovion Inc. ("Ovion"), a wholly owned subsidiary of AMS. In connection with the purchase agreement, AMS and Ovion released us from any and all current and future domestic and international royalty obligations under such licenses, including the obligations under a previous patent infringement settlement agreement with Ovion that had required us to pay 3.25% of the accumulative revenue derived from sale of the Essure system in excess of $75.0 million as royalty for a period of ten years starting from October 23, 2003, the date we entered into that settlement agreement. We believe the acquisition of these intellectual property assets secured complete ownership over the use and further development of the Essure system and we also believe it will enable us to expand gross profit margins.

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

  United States Regulation

        The manufacture and sale of our product are subject to extensive regulation by numerous governmental authorities, principally the FDA as well as state agencies. In particular, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The FDA requires that all medical devices introduced to the market either be preceded by a pre-market notification clearance under Section 510(k) of the FD&C Act, or an approved PMA. A PMA application is approved when the FDA has determined that the clinical trial data and manufacturing quality assurance information proves a product is safe and effective for its labeled indications, or for devices that are not of the same type or substantially equivalent to a device in commercial distribution prior to 1976. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. Ongoing compliance with the Quality Systems Regulations and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services.

        The Essure procedure received FDA PMA approval for commercialization in the United States on November 6, 2002. We received approval to commercialize the latest model of our Essure procedure on June 15, 2007. For the newest model of the Essure system, we were also required to conduct a post approval study in the United States to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees.

        A California Department of Health Services inspection occurred at our Mountain View facility in June 2008, and resulted in a State Manufacturing License for Conceptus. In July 2008, our Mountain View facility underwent FDA inspection and we successfully passed our inspection with no action indicated.

        We and our OEMs are required to adhere to applicable FDA and other regulations, including testing, control and documentation requirements. If we or our OEMs do not comply with applicable regulatory requirements, we may be subject to warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of approvals and criminal prosecution, among other penalties.

        We are also subject to regulation by the U.S. Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our product are subject to change. We cannot predict what impact, if any, such changes might have on our future ability to manufacture market and distribute the Essure system.

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

        During 2009 we received a National Institute for Health and Clinical Excellence ("NICE") recommendation in the United Kingdom and an approval for the Essure procedure from the Brazilian National Health Service.

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

  •
  other methods of permanent contraception;

  •
  other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

  •
  other companies that may be developing permanent contraception devices that are similar to or otherwise compete with the Essure procedure.

        We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of reversible birth control for both women and men.

        The Essure procedure faces direct competition from Adiana, a hysteroscopic sterilization method that is manufactured and sold by Hologic, Inc. in Europe and the United States. We believe the Essure procedure has significant advantages over its competitor such as its higher effectiveness rate, no risks from the use of RF energy and the fact that the micro-inserts are radio-opaque, which enables the physician to visually confirm that the micro-inserts have been properly placed in the fallopian tubes.

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

  •
  widespread awareness, acceptance and adoption of our Essure system;

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

Employees

        As of December 31, 2009, we have 272 full-time employees, consisting of 26 in manufacturing and quality assurance and engineering, 14 in research and development, 185 in sales and marketing and 47 in general and administrative functions worldwide. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our strategic objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

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

        We are dependent on the Essure system, which is currently our only commercial product. Notwithstanding FDA approval to market the Essure system in November 2002, the Essure system is a novel product compared to other products in the contraception market, which is dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians continue to be essential for market acceptance of our product. Physicians and patients may not accept our product and we may not be able to obtain their recommendations or endorsements in sufficient amounts to sustain profitability. We believe that physicians will not use a product unless they determine, based on clinical data and other factors, that it is an attractive alternative to other means of contraception and that it offers clinical utility in a cost-effective manner. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If the Essure system does not achieve significant market acceptance among physicians, patients and healthcare payers, even if reimbursement levels are sufficient and necessary U.S. and international regulatory approvals are maintained, we may fail to achieve significant revenues or sustain profitability.

         We could face competition, and if we are unable to compete effectively, demand for the Essure system may be reduced.

        The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we will need to continue to demonstrate the advantages of our Essure products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technology. As we market the Essure system, we expect to compete with:

  •
  other methods of permanent contraception, in particular tubal ligation;

  •
  other companies that have developed or may be developing permanent contraception devices that are similar to or otherwise compete with the Essure system;

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

        The Essure procedure faces direct competition from Adiana, a hysteroscopic sterilization method that is manufactured and sold by Hologic, Inc. in Europe and the United States. We believe the Essure procedure has significant advantages over its competitor such as its higher effectiveness rate, no risks from the use of RF energy and the fact that the micro-inserts are radio-opaque, which enables the physician to visually confirm that the micro-inserts have been properly placed in the fallopian tubes.

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

  •
  availability of coverage and reimbursement from third-party payers, insurance companies and others for the Essure procedure;

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

        Our advertising programs, which are aimed at increasing consumer awareness for our Essure system, are generally expensive and may have limited success, if any. We have increased the number and extent of these advertising programs to make more women aware of the Essure procedure. Such campaigns require consumers to make contact with an Essure trained physician, which at times may involve a referral from their primary care physician, and to then be provided information regarding birth control options by the physician, be preauthorized for insurance reimbursement and then be scheduled for the procedure. Many of these steps are not within our control, and the advertising programs may not result in revenue generation commensurate with their costs.

         We may experience disruption in supply due to our dependence on our contract manufacturers to supply our commercial product requirements and our inability to obtain suppliers of certain components for our products.

        Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages or environmental factors. In addition, we and our third party manufacturers purchase both raw materials used in our product and finished goods from various suppliers, and we rely on a single source supplier for certain components of our product. Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we or our contract manufacturers are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find alternate suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business.

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

        An adverse determination in new litigation or interference proceedings to which may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the Essure system.

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

        On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., ("Hologic") seeking declaratory judgment by the Court that Hologic's planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667,

7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic's importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its Answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009 Upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. A trial date is scheduled for February 28, 2011.

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

         We have a limited history of operation with the Essure system, and have only recently achieved profitability.. We may again incur operating losses and we may not sustain profitability.

        We have a limited history of operation with the Essure system and since our inception in 1992, we have incurred operating losses until we experienced our first operating profit in Fiscal 2008. We may again incur operating losses as we continue sales and marketing efforts worldwide and in the United States, particularly on a quarterly basis. Our operating loss may l continue until sufficient revenues can be generated to offset expenses. Losses have caused and may continue to cause our stockholders' equity and net current assets to decrease. Our failure to sustain profitability would negatively impact the market price of our common stock and our ability to satisfy our obligations in the future.

         The current economic climate affecting world financial markets may adversely affect our business and prospects.

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

         Our stock price is volatile.

        The market price of our common stock has been, and may continue to be volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

  •
  announcements and rumors of developments related to our business, including changes in reimbursement rates or regulatory requirements, proposed and completed acquisitions, or the industry in which we compete:

  •
  published studies and reports relating to the comparative efficacy of products and markets in which we participate;

  •
  quarterly fluctuations in our actual or anticipated operating results and order levels;

  •
  general conditions in the worldwide economy;

  •
  announcements of technological innovations:

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

         Our future liquidity and capital requirements are uncertain.

        As we market the Essure system on a wide scale basis, we may require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity or debt financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

  •
  the rate of product adoption by doctors and patients;

  •
  obtaining government and third-party reimbursement for the Essure procedure;

  •
  the liquidity of private insurance systems, as well as the timeliness of payments of government management reimbursement systems;

  •
  our ability to maintain our days sales outstanding;

  •
  the resources devoted to increasing manufacturing capacity to meet commercial demands;

  •
  the potential conversion of our outstanding convertible senior notes;

  •
  the resources devoted to developing and conducting sales and marketing and distribution programs; and

  •
  the progress and cost of product development programs.

         Disruptions in the financial markets could affect our ability to obtain debt financing on favorable terms or at all.

        The U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access debt financing on favorable terms or at all.

         Our liquidity could be adversely impacted by adverse conditions in the financial markets.

        At December 31, 2009, we had cash and cash equivalents of $61.7 million (excluding our investments in auction rate securities discussed below). This available cash and cash equivalents are held in accounts at financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing money market funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States and traditional money market funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

        As of December 31, 2009, we held approximately $43.6 million (par value) of investments consisting entirely of auction rate securities backed by federal and state student loans securities. These auction rate securities have contractual maturities ranging from 2028 through 2047. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

        During 2008 and 2009, we experienced failed auctions of our auction rate securities and there is no assurance that auctions on these securities in our investment portfolio will succeed in the future. In November 2008, we accepted an offer from UBS, the fund manager with whom we hold our auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights, or Rights, which allow us to sell the auction rate securities to UBS at par value during the period beginning June 2010 and ending July 2012. In exchange, the Company released UBS from claims that it may have for damages related to the auction rate securities (other than consequential damages), and we granted UBS the right to sell or otherwise dispose of the auction rate securities on its behalf (so long as we are paid the par value of the auction rate securities upon any disposition). We intend to sell our ARS under the Rights at the inception of the Rights period in June 2010.

        The Rights are subject to a number of risks. Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our auction rate securities at par, or at any other price during the put period described above. We will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. Moreover, if we choose to not exercise the Rights or if UBS is unable to honor the Rights, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. If issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 38 years) to realize our investments' recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course. However, we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize additional impairment charges in our results of operations with respect to these investments.

         If the effectiveness and safety of our product are not supported by long-term data, we may not achieve market acceptance and we could be subject to liability.

        Essure has undergone two clinical studies that have evaluated safety and effectiveness of the Essure procedure: our Phase II and Pivotal Trials. Two additional studies have evaluated safety and bilateral placement in the commercial environment. Current labeling includes Essure's four year effectiveness rate of 99.8%; data beyond four years have been collected and are currently undergoing analysis. If long-term studies or clinical experience indicate that the Essure system is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

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

        Numerous government authorities, both in the United States and internationally, regulate the manufacture and sale of medical devices, including the Essure system. In the United States, the principal regulatory authority is the FDA. The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain.

         We, our contract manufacturers and our subcontractors may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business.

        As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain good manufacturing practice regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our contract manufacturers, component suppliers and other subcontractors are also required to meet certain standards applicable to their manufacturing processes.

        We now have two third-party subcontractor manufacturers in Mexico for the Essure system. In April 2004, we received FDA approval to begin manufacturing the Essure product at Accellent, Inc., or Accellent, formerly named Venusa. In September 2009, we received FDA approval to begin manufacturing the Essure system at FlexMed, formerly named Avail Medical, as a second subcontractor manufacturing site in Mexico. Similarly, we have subcontracted with Sterigenics International to handle the sterilization of our products.

        We cannot assure you that we, our contract manufacturers, component suppliers or other subcontractors will be able to maintain compliance with all regulatory requirements. The failure by us or our contract manufacturers, component suppliers or other subcontractors to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, in the case of our contract manufacturers, component supplier or subcontractor, until a new manufacturer, supplier or subcontractor has been identified and evaluated. In addition, our failure to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Furthermore, we cannot assure you that if we find it necessary to engage new manufacturers, suppliers or subcontractors to satisfy our business requirements that we will be able to locate new manufacturers, suppliers or contractors who are in compliance with regulatory requirements. Our failure to do so could have a material adverse effect on our business.

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

        Changes in exchange rates will result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity. Although we have taken steps to minimize our currency exposure by engaging in hedging transactions where we deem it appropriate, we do not know whether our efforts will be successful.

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

        Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. The Obama administration's fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. In September 2009, the U.S. Senate Finance Committee released a draft of the committee's healthcare reform bill, a bill which included an excise tax on all medical devices, requiring the medical device industry to contribute $4 billion to healthcare reform each year for a period of 10 years. In February 2010, the Obama Administration released highlights of its revamped healthcare reform bill, which includes a medical device manufacturer's excise tax of $20 billion over 10 years that would begin in 2013. It is unclear whether this bill will be passed by Congress at this time because the Democratic controlled Senate no longer has a 60-member majority and may need to use a reconciliation process to pass a version of the Obama Administration's proposed bill. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government's role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, if the excise tax contained in the proposed legislation is enacted into law, our effective tax rate and results of operations would be adversely affected and our ability to innovate and conduct necessary research and development to remain competitive with large, global companies could be negatively impacted.

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

        Medical technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Effective January 1, 2006, we adopted the provisions of Accounting Standards Codification ("ASC") ASC 718, Compensation—Stock Compensation, ("ASC 718"). ASC 718 established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. The application of ASC 718 requires the use of an option pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. As a result of the application of ASC 718, our net income (losses) for the fiscal years 2009, 2008, 2007, and 2006 were lower (higher) than they would have been had we not been required to adopt ASC 718. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES

        We are headquartered in Mountain View, California where we lease a building occupying approximately 58,242 square feet of office, research and development and manufacturing space. This lease commenced in July 2009 and will terminate in July 2013.

        With the acquisition of Conceptus SAS on January 2008 we assumed a lease of a 1,938 square foot sales office located in Versailles, France. This lease expires on March 2011. On February 2009 we entered into a new lease agreement for a 4,703 square foot office space in Versailles, France for Conceptus SAS, and moved into this new building. The lease for the new building at Conceptus SAS will expire on February 2018.

        We have minimal office space in the United Kingdom. This lease expires in July 2010.

ITEM 3.    LEGAL PROCEEDINGS

        On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., ("Hologic") seeking declaratory judgment by the Court that Hologic's planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic's importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its Answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009 Upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. A trial date is scheduled for February 28, 2011.

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    RESERVED

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

	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$20.00	$16.41
Third Quarter	$19.30	$15.90
Second Quarter	$17.25	$10.80
First Quarter	$16.00	$10.26
Year Ended December 31, 2008:
Fourth Quarter	$17.40	$9.01
Third Quarter	$20.37	$15.30
Second Quarter	$20.00	$16.38
First Quarter	$19.93	$13.80

        As of March 8, 2010, there were 112 stockholders of record and the last reported sale price of our common stock was $21.32

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

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III, Item 11 of this Annual Report on Form 10-K is incorporated herein by reference.

Performance Graph

        The following graph compares the five years cumulative total stockholder return for the Company's common stock, assuming reinvestment of all dividends, for the period from December 31, 2004 to December 31, 2009 to that of the Nasdaq Stock Market—U.S. Index and the Nasdaq Medical Equipment Index for the period from December 31, 2004 to December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in the Company's common stock and in each of the comparative indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Conceptus, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents our selected consolidated financial data. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 6 of this report. The selected consolidated statement of operations data for the years ended December 31, 2009, 2008, and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements and the related notes, which are not included in this report.

	Years Ended December 31,
	2009(1)	2008(1)(2)	2007(1)(2)	2006(1)	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$131,407	$101,977	$64,442	$41,900	$21,169
Cost of goods sold	24,048	21,650	16,682	14,027	8,396

Gross profit	107,359	80,327	47,760	27,873	12,773

Operating expenses:
Research and development	7,080	6,788	5,875	4,366	4,264
Selling, general and administrative	85,636	72,685	56,084	43,318	31,255

Total operating expenses	92,716	79,473	61,959	47,684	35,519

Operating profit (loss)	14,643	854	(14,199)	(19,811)	(22,746)
Interest income and other expense and other expense, net	(6,340)	(4,764)	(583)	1,324	945

Income (loss) before income tax provision	8,303	(3,910)	(14,782)	(18,487)	(21,801)
Provision (benefit) for income taxes	358	(24)	—	—	—

Net income (loss)	$7,945	$(3,886)	$(14,782)	$(18,487)	$(21,801)

Basic income (loss) per share:
Net income (loss)	$0.26	$(0.13)	$(0.50)	$(0.64)	$(0.82)

Shares used in per share amounts	30,572	30,216	29,463	28,993	26,725

Diluted income (loss) per share:
Net income (loss)	$0.25	$(0.13)	$(0.50)	$(0.64)	$(0.82)

Shares used in per share amounts	31,252	30,216	29,463	28,993	26,725

(1)
We adopted Accounting Standards Codification ("ASC") ASC 718—Compensation—Stock Compensation on January 1, 2006 and have included employee based stock-based compensation in our results of operations in 2009, 2008, 2007 and 2006.

(2)
Adjusted for the retrospective adoption of ASC 470-20 Debt with Conversion and Other Options, or ASC 470-20. See Note 9—Convertible Senior Notes in the Notes to Consolidated Financial Statements.

	December 31,
	2009	2008(5)	2007(5)	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents(3)	$61,658	$54,720	$28,450	$3,238	$12,642
Short-term investments	40,626	—	16,700	22,600	19,850
Long-term investmetns	—	43,177	48,800	—	—
Put option	2,933	5,144	—	—	—
Working capital	83,539	36,848	50,484	26,079	34,589
Total assets(4)	187,139	163,221	120,036	39,751	47,409
Notes payable	76,531	72,344	68,387	—	—
Accumulated deficit	(234,340)	(242,285)	(238,399)	(223,617)	(205,130)
Total stockholders' equity	60,858	43,868	39,151	31,014	40,171

(3)
Includes restricted cash of $69,000 at December 31, 2005.

(4)
Includes restricted cash of $360,000 at December 31, 2009 and $351,000 at December 31, 2008.

(5)
Adjusted for the retrospective adoption of ASC 470-20 Debt with Conversion and Other Options, or ASC 470-20. See Note 9—Convertible Senior Notes in the Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto located elsewhere in this report.

Overview

        We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women. The Essure system delivers a soft and flexible insert into a woman's fallopian tubes, causing benign tissue in-growth which blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Over 370,000 women worldwide have undergone the Essure procedure.

        On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS, based in Versailles, France. As a result of this transaction, Conceptus SAS became a wholly-owned subsidiary, and through it we sell Essure directly in France and through a network of distributors throughout the rest of Europe. This acquisition expanded our presence in international markets and has increased our revenues as we now recognize sales at end-user pricing.

        On December 15, 2008, we incorporated Conceptus Medical Limited ("CML") as a wholly owned subsidiary in the United Kingdom to serve as our direct sales office in the United Kingdom after terminating our distributor relationship with our previous distributor during the fourth quarter of 2008.

This incorporation further expanded our presence in international markets and has increased our revenues as we now recognize sales at end-user pricing in United Kingdom.

        During 2009 we received a National Institute for Health and Clinical Excellence ("NICE") positive recommendation in the United Kingdom and an approval for the Essure procedure from the Brazilian National Health Service. During 2009, we sold the Essure system in twenty two countries. For financial information about geographic areas and for segment information with respect to net sales, refer to the information set forth in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

The Essure Procedure

        The Essure micro-insert is designed to be placed into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive delivery system. The delivery system is a disposable plastic handle that is connected to our proprietary guidewire and catheter system. The micro-insert is constructed of a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy, called Nitinol, and a layer of polyethylene terephthalate, or polyester fibers, wound between the inner coils. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and into the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the micro-insert. When released, the micro-insert automatically expands to the contours of the fallopian tube and anchors itself in place. Over a three-month time frame, the polyester fibers within the micro-insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing conception.

        Currently, local anesthesia is used as the predominate method of controlling discomfort during the Essure procedure. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician. The Essure procedure can be performed in the comfort of a physician's office in less than ten minutes (average hysteroscopic time) without hormones, cutting, burning or the risks associated with general anesthesia or tubal ligation. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure procedure is effective without drugs or hormones. There is a three-month waiting period after the Essure procedure is completed during which the patient must continue to use her current form of birth control or an alternative form while tissue in-growth occurs. After three months, U.S. patients complete a confirmation test called a hysterosalpingogram, or HSG, which provides confirmation to both the doctor and the patient of the placement of the inserts and the occlusion of the fallopian tubes. Outside of the United States, the confirmation test is a standard flat plate pelvic X-ray conducted three months after completion of the procedure, with a subsequent HSG if device location on the initial radiographic image appears suspicious.

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

  •
  Revenue Recognition;

  •
  Stock-Based Compensation Expense;

  •
  Allowance for Doubtful Accounts;

  •
  Cash, Cash Equivalents and Investments;

  •
  Warranty Obligation;

  •
  Impairment of Long-Lived Assets;

  •
  Goodwill and Other Intangible Assets;

  •
  Debt;

  •
  Contingent Liabilities; and

  •
  Income Taxes.

Revenue Recognition

        Our revenue is primarily comprised of the sale of our Essure system. We recognize revenue in accordance with Accounting Standards Codification ("ASC") ASC 605 Revenue Recognition. Under this standard, the following four criteria must be met in order to recognize revenue:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  Our selling price is fixed or determinable; and

  •
  Collectability is reasonably assured.

        The four revenue recognition criteria are applied to our sales as described in the following paragraphs.

        We recognize revenues from our Essure system when title to the product and the risk of loss transfers to an external customer. We do not accept returns of the Essure system. We obtain written authorizations from our customers for a specified amount of product at a specified price and the price is not dependent on actual Essure procedures performed.

        For sales through distributors we recognize revenues from our Essure system when title to the product and the risk of loss transfers to the distributor. Our distributors are responsible for all marketing, sales, training and warranty for the Essure system in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure system and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

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

        Certain sales of our Essure system may include delivery of additional items. These obligations may be fulfilled after shipment of the Essure system, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in ASC 605-25 Revenue—Multiple- Element Arrangements. When we have objective and reliable evidence of fair value of the undelivered elements we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise we defer all revenue until all elements are delivered.

Stock-Based Compensation Expense

        Effective January 1, 2006, we adopted the provisions of ASC 718 Compensation—Stock Compensation ("ASC 718"), using the modified prospective transition method. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions shown in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock-price volatility. The assumptions used in calculating the fair value of share-based compensation represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

        The expected term of the options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate for periods equal to the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of our stock.

Allowance for Doubtful Accounts

        We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers not paying us. However, we account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Our exposure to credit losses may change as we increase our receivables. Changes in customer type and mix, as well as domestic and international economic climate, will also impact potential credit losses. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of our customers were to deteriorate, resulting in an impairment of our ability to make payments, additional allowances may be required. In addition, our increase in sales may result in a higher accounts receivable balance, which may require a higher balance in the allowance. As of December 31, 2009 and 2008, our allowance for doubtful accounts totaled approximately $0.6 million and $0.5 million, respectively.

Cash, Cash Equivalents and Investments

        We consider all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. We maintain deposits with four financial institutions and invest our excess cash primarily in money market funds, commercial paper, corporate notes, municipal bonds and government securities, which bear minimal risk. Our cash and cash equivalents in our operating accounts are with third party financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts. At December 31, 2009 short-term investments consist of auction rate securities ("ARS").

        As of December 31, 2009, we held $43.6 million (par value) in ARS, backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

        Our ARS are short-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government. Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par. We have experienced failed auctions in 2009 and 2008 on most of our ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes. However, we had settlements of our ARS in the twelve months ended December 31, 2009 of $4.9 million at full par value. See Note 3—Short-term Investment and Note 4—Fair Value Measurements in the Notes to Consolidated Financial Statements.

        In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the "Rights"). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 2010 through July 2012. Conversely, UBS has the right, at its discretion, to purchase or sell our ARS at any time until July 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights at par value. However, if the Rights are not exercised before July 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

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

        We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of ASC 825 Financial Instruments. Upon acceptance of the offer from UBS, we recorded approximately $5.1 million as the fair value of the Rights with a corresponding credit to other expense, net in the fourth quarter of 2008. As a result of our election to record the Rights at fair value, unrealized gains and losses have been included in earnings. We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk. For the twelve months ended December 31, 2009, we recorded an additional loss of $2.2 million, respectively which represents the decrease in the fair value of the put option.

        In the future we expect any changes in the fair value of our ARS to be materially offset in part by changes in the fair value of our put option with UBS.

        Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments. We recorded unrealized gains and losses on our available-for-sale securities in accumulated other comprehensive loss in the stockholders' equity section of our balance sheets. Such an unrealized loss did not change net income (loss) for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 2010, we transferred our ARS from available-for-sale to trading securities in accordance with ASC 320 Investments—Debt and Equity Securities. The transfer to trading securities reflected our intent to exercise our put option during the third quarter of 2010. Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value. We recorded a temporary reduction in carrying value of $2.8 million for the nine months ended September 30, 2008, which was recorded as an unrealized loss in accumulated other comprehensive loss. Upon transfer to trading securities, we transferred the $2.8 million recorded as unrealized loss in accumulated other comprehensive loss and recorded an unrealized loss of $5.3 million in other expense, net in the fourth quarter of 2008, representing the difference between the par and fair value of the ARS at the date of transfer. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS. We used a trinomial discount model weighting estimated future cash flows, quality of collateral and the probability of future successful auctions occurring. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

        In September 2009 we reclassified the ARS and the associated put option from long-term investments to short-term investments because we intend to sell our ARS under the Rights at the inception of the Rights period in the third quarter of 2010.

        Additionally, in November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our auction rate securities at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Under the terms of the settlement agreement, if UBS is able to sell our ARS at par, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS. See Note 10—Credit Line in the Notes to Consolidated Financial Statements.

  Warranty Obligation

        We provide for the estimated cost of our product warranties at the time revenue is recognized. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experiences and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. We expect that warranty expense will increase as and if we increase our net sales. Warranty reserve rates may change if we change the manufacturing process or change our third-party manufacturing contractors. Should actual costs differ from historical experience, increases in warranty expense may be required. Warranty reserves as of December 31, 2009 and 2008 were approximately $0.3 million.

  Impairment of Long-Lived Assets

        We account for the impairment of long-lived assets in accordance with ASC 360 Property, Plant and Equipment. We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets from Ovion Inc, and intangible assets acquired in connection with our acquisition of Conceptus SAS in 2008, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. (See Note 5—Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements). Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

        Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2009 and 2008 included property and equipment of $9.8 million and $8.6 million, respectively, and other identifiable intangible assets of $27.7 million and $5.3 million, respectively.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We have recorded goodwill in connection with our acquisition of Conceptus SAS in 2008. Under ASC 350 Intangibles—Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. We operate as one reporting unit engaged in developing, manufacturing, and marketing medical devices. We assess goodwill impairment indicators quarterly, or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives.

        The first step of the impairment test for goodwill compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. We performed an annual assessment during the fourth quarter of 2009 of our goodwill at the reporting unit level. No impairment charges have been recorded through December 31, 2009.

        Other intangible assets include patents, customer relationships, license agreements and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

  Debt

        We account for our convertible senior notes in accordance with ASC 815 Derivative and Hedging ("ASC 815"). In this regard, our convertible debt and net share settlement feature does not fall under the category of a derivative, and consequently, we classify our long term debt as a liability in our consolidated balance sheet. Our convertible hedge and our outstanding warrants are accounted as set forth by ASC 815, through which we record the convertible hedge transaction and the warrants in additional paid in capital. Subsequent changes in fair value of the agreement are not recognized.

        In addition, we account for the cost issuance of debt in accordance with ASC 835-30 Interest ("ASC 835-30"). Consequently, these costs were recognized as an asset and are amortized by periodic charges to income.

        ASC 470-20 Debt with Conversion and Other Options ("ASC 470-20") clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate which interest costs are recognized in subsequent periods. ASC 470-20 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. We adopted ASC 470-20 in the first quarter of fiscal 2009.

  Contingent Liabilities

        We account for contingencies in accordance with ASC 450 Contingencies ("ASC 450"). ASC 450 requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

  Income Taxes

        On January 1, 2007, we adopted the provisions of ASC 740 Income Taxes ("ASC 740"). We account for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of the provisions of ASC 740 did not have a material effect on our financial position and results of operations.

        In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management's assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

        Our net deferred tax assets consist primarily of net operating loss carry-forwards generated before we achieved profitability. Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded domestic cumulative net losses we have provided a full valuation allowance against our U.S. deferred tax assets. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to begin reversing the remaining deferred tax asset valuation allowance as a reduction of tax expense. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards. However, our tax rate may significantly increase in future periods.

RESULTS OF OPERATIONS

2009 results compared to 2008 (in thousands, except percentages)

	Years Ended December 31,
	2009		2008(a)
					2009 - 2008 % Change
	Amount	%(b)	Amount	%(b)
Net sales	$131,407	100%	$101,977	100%	29%
Gross profit	107,359	82%	80,327	79%	34%
Research and development expenses	7,080	5%	6,788	7%	4%
Selling, general and administrative expenses	85,636	65%	72,685	71%	18%
Net income (loss)	7,945	6%	(3,886)	-4%	304%

(a)
Adjusted for retrospective adoption of ASC 470-20. See Note 9: Convertible Senior Notes in the Notes to the Consolidated Financial Statements.

(b)
Expressed as a percentage of total net sales.

  Net Sales

        Net sales were $131.4 million for 2009 as compared to $102.0 million for 2008, representing an increase of approximately $29.4 million or 29%. The increase is primarily the result of continued commercialization and marketing of the Essure procedure worldwide and reflects the increasing numbers of physicians entering and completing training in the use of the procedure. The increase also reflects the continuation of our programs aimed at raising consumer awareness of the Essure procedure, such as radio, print and television advertising.

        International sales comprised 21% of our total sales in 2009 and 2008. Revenue from international sales increased 25% in 2009 as compared to 2008. This increase reflects continued growth at Conceptus SAS (France) and the establishment of Conceptus Medical LTD in the United Kingdom. Additionally, international sales were positively impacted by the increased number of global distributors in 2009.

        Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Years Ended December 31,
	2009	2008
Net sales (in thousands)	$131,407	$101,977
United States of America	79%	79%
France	13%	13%
Europe (other than France)	7%	7%
Other	1%	1%

        For the years ended December 31, 2009 and 2008, we had no customers that accounted for greater than 10% of our net sales. One customer accounted for 11% of our total gross outstanding accounts receivable as of December 31, 2009. We had no customers who had an outstanding accounts receivable balance greater than 10% of our total gross outstanding accounts receivable as of December 31, 2008.

        We expect our net sales for 2010 to be in the range of approximately $160.0 million to $165.0 million, which would represent 22% to 26% growth from net sales in 2009 as we continue to increase the number of physicians performing the Essure procedure. We will also continue our programs aimed at raising consumer awareness of the Essure procedure. We believe our revenue growth in 2010 and beyond will be significantly influenced by how successful we are in achieving enhanced consumer and physician awareness. However, as we have noted elsewhere and in the risk factors in this report, our expected revenue growth involves many risks, many of which are not entirely within our control.

  Gross Profit

        Cost of goods sold increased by $2.4 million to $24.1 million in 2009 as compared to $21.7 million in 2008. This increase was caused by higher volumes of sales. The gross profit margin was 82% for 2009 compared with 79% for 2008. The year-over-year increase in gross margin is related to lower manufacturing costs associated with higher unit volume and a domestic price increase implemented during the first quarter of 2009.

        Additionally, during the third quarter of 2009, we entered into an Asset Purchased Agreement with American Medical Systems, Inc. ("AMS") pursuant to which we acquired the intellectual property assets, including patents and licenses from Ovion Inc. ("Ovion"), a wholly owned subsidiary of AMS. In connection with the purchase agreement, AMS and Ovion released us from any and all current and future domestic and international royalty obligations under such licenses. We released an accrual of approximately $1.5 million related to previously accrued international royalty obligations, which contributed approximately 1% in our gross profit margins for 2009. The acquisition of these intellectual property assets secured complete ownership over the use and further development of the Essure system. We believe that our gross profit margin will continue to benefit from this asset purchase because amounts that would have been previously recorded as royalty expense would have been greater than amounts that will be recorded as amortization of the acquired assets.

        Our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

  Research and Development

        Research and development expenses were $7.1 million in 2009 as compared to $6.8 million in 2008, which represents an increase of $0.3 million or 4%. As a percentage of revenues, research and development expenses for 2009 and 2008 represented 5% and 7%, respectively.

        The primary reason for the increase is due to higher costs resulted to develop and test prototypes for the next generation devices, increased cost for tools and supplies, and higher clinical trials related expenses of approximately $0.8 million. This increase was partially offset by a $0.5 million decreases related to payroll, stock compensation and consulting expenses.

        Research and development expenses reflect product development, clinical research and regulatory affairs, which are substantially related to the ongoing development and associated regulatory approvals of our technology. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance. We expect to identify and hire additional research and development personnel in the future to staff our planned research and development activities, and we expect that these costs will increase as we seek to maintain our leading position in the market for permanent female birth control.

  Selling, General and Administrative

        Selling, general and administrative expenses for 2009 were $85.6 million as compared to $72.7 million for 2008, which represents an increase of 18%. As a percentage of revenues, selling, general and administrative expenses for 2009 and 2008 were 65% and 71%, respectively.

        The increases were the result of payroll, consulting personnel expenses, and stock compensation expenditures of approximately $6.2 million. Advertising expenditures increased by $3.7 million primarily for our consumer-awareness campaigns. The increase also reflects the following: increased rent, insurance and sales taxes related expenses of approximately $1.1 million; increased costs related to marketing materials and research of approximately $0.8 million; increased banking fees of approximately $0.2 million; increased audit and tax related fees of approximately $0.2 million; increased travel related expenses of approximately $0.4 million; an increase in bad debt expense of approximately $0.1 million; and increased supplies, freight and maintenance of approximately $0.2 million.

  Interest Income and Expense and Other Expenses, net

        Total interest income and expenses and other expenses for 2009 was a net expense of $6.3 million as compared to a net expense of $4.8 million for 2008, which represents an increase of $1.6 million or 33%. Interest income for 2009 was lower by $1.3 million compared to 2008, primarily as a result of lower interest rates on our investment portfolio, which consists of auction rate securities and money market funds that are currently earning lower interest rates compared to 2008.

        Interest expense in 2009 was $0.5 million higher than 2008, primarily due to the interest on our revolving credit line with UBS. See Note 10—Credit Line in the Notes to Consolidated Financial Statements.

        In May 2008, FASB issued ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate which interest costs are recognized in subsequent periods. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. We have adopted ASC 470-20 with our first quarter of fiscal 2009. The adoption resulted in non-cash interest expense of $4.2 million and $4.0 million for 2009 and 2008, respectively. See Note 9—Convertible Senior Notes in the Notes to Consolidated Financial Statements.

  Provision (benefit) for income taxes

        We adopted the provisions of ASC 740, on January 1, 2007. The adoption of ASC 740 with respect to uncertain tax positions did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2009, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination. The tax returns of Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization.

        In 2009 we recorded a provision for income taxes of $0.4 million. Our effective tax rate was 4% for 2009.

        The amount of unrecognized tax benefits at December 31, 2009 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.6 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

        We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

        In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management's assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

2008 results compared to 2007 (in thousands, except percentages)

	Years Ended December 31,
	2008(a)		2007(a)
					2008-2007 % Change
	Amount	%(b)	Amount	%(b)
Net sales	$101,977	100%	$64,442	100%	58%
Gross profit	80,327	79%	47,760	74%	68%
Research and development expenses	6,788	7%	5,875	9%	16%
Selling, general and administrative expenses	72,685	71%	56,084	87%	30%
Net loss	(3,886)	-4%	(14,782)	-23%	74%

(a)
Adjusted for retrospective adoption of ASC 470-20. See Note 9: Convertible Senior Notes in the Notes to the Consolidated Financial Statements.

(b)
Expressed as a percentage of total net sales.

  Net Sales

        The following table summarizes net sales by geographic region:

	Years Ended December 31,
	2008	2007
Net sales (in thousands)	$101,977	$64,442
United States of America	79%	92%
France	13%	7%
Europe (other than France)	7%	0%
Other	1%	1%

        Net sales are attributed to region based on the shipping location of our customers.

        The increase in net sales for 2008 of $37.5 million, or 58% as compared to 2007, is the result of continued commercialization and marketing of the Essure system worldwide and reflects the increasing numbers of physicians entering and completing training in the use of the procedure. International sales comprised 21% of our total sales in 2008, which is a revenue increase of 345% compared to 2007, reflecting revenues realized from our acquisition of Conceptus SAS and the recognition of sales at higher end-user pricing. The net sales increase also reflects a domestic revenue increase of 35% in 2008 as compared to 2007.

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

        To support these initiatives during 2008 we increased payroll and payroll related expenditures by $0.7 million, consulting and outside service expenses by $0.7 million, project material prototypes by $0.3 million. These increases were partially offset by a reduction in stock compensation, patent related fees and supplier charges of $0.8 million.

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

  Interest Income and Expense and Other Expenses, net

        Total interest income and expenses and other expenses for 2008 was a net expense of $4.8 million as compared to a net expense of $0.6 million for 2007, which represents an increase of $4.2 million. Interest income for 2008 was lower by $2.7 million compared with 2007. Interest income was negatively impacted due to lower interest rates on the Company's investment portfolio, which consists of auction rate securities and money market funds that earned lower interest rates compared to 2007.

        Interest expense in 2008 increased by $1.1 million compared to 2007. Approximately $0.7 million was due to increase of non-cash interest expense. In addition, approximately $0.3 million increase is due to the interest expense and debt issuance expenses related to the convertible senior notes. Additionally, in 2008 we recorded approximately $5.1 million as the fair value of the auction rate security rights associated with a corresponding credit to other expenses, net in connection with the auction rate securities settlement. We subsequently recorded approximately $5.3 million in other expense, net in the fourth quarter of 2008, representing the difference between the par and fair value of the auction rate securities at the date of transfer.

        Other expenses increased by $0.4 million in 2008 as compared to 2007 due to foreign exchange related to the the Conceptus SAS acquisition in 2008.

  Benefit for Income Taxes

        We have recorded a net tax benefit of $24,000 primarily related to our foreign operations in 2008. We did not record any income tax expense in 2007.

        We adopted the provisions of ASC 740, on January 1, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, Accounting Standards Codification ("ASC") ASC 105 Generally Accepted Accounting Principles ("ASC 105") was issued. ASC 105 became the single official source of authoritative, nongovernmental generally accepted accounting principles ("GAAP") in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

        In December 2007, FASB issued ASC 805 Business Combinations ("ASC 805"). ASC 805 will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, may introduce more volatility into our earnings and may impact our acquisition strategy. Additionally, in February 2009 FASB issued an amendment to ASC 805 which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805. ASC 810 Consolidations ("ASC 810") changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests and classified as a component of equity. ASC 805 is applied prospectively and ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of ASC 810 are applied prospectively. ASC 805 and ASC 810 became effective on January 1, 2009. We adopted ASC 805 and ASC 810 in the first quarter of fiscal 2009 and their adoption did not have a material impact on our financial condition, results of operations, or cash flows.

        Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures ("ASC 820") with respect to its financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. ASC 820 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. ASC 820 excludes certain leasing transactions accounted for under ASC 840, Leases ("ASC 840"). ASC 820 defers the effective date of ASC 820 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted ASC 820 in the first quarter of fiscal 2009. See Note 4—Fair Value Measurements to Consolidated Financial Statements.

        In May 2008, FASB issued ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"). On January 1, 2009, we adopted the Cash Conversion Subsections of ASC 470-20, which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate which interest costs are recognized in subsequent periods. ASC 470 is effective for fiscal years beginning after December 15, 2007, and retrospective application is required for all periods presented. We have accounted for this change in accounting principal by retrospectively adjusting prior period financial statements, including those set forth herein.

        In April 2009, FASB issued ASC 825 Financial Instruments ("ASC 825") and ASC 270 Interim Reporting or ("ASC 270"). ASC 825 and ASC 270 requires us to disclose on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value. ASC 825 and ASC 270 are effective for interim periods ending after June 15, 2009. We have adopted the provisions of ASC 825 and ASC 270 effective the second quarter of fiscal 2009. See Note 4—Fair Value Measurements and Note 9—Convertible Senior Notes to Consolidated Financial Statements.

        In April 2009, FASB issued ASC 320 Investments—Debt and Equity Securities ("ASC 320"). ASC 320 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009. We have adopted the provisions of ASC 320 effective the second quarter of fiscal 2009. We have considered the guidance provided by ASC 320 in our determination of impairment, and have determined that the impact was not material. See Note 9—Convertible Senior Notes to Consolidated Financial Statements.

        In April 2009, FASB issued ASC 820 Fair Value Measurement and Disclosure ("ASC 820"). ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept. ASC 820 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of ASC 820 does not include assets and liabilities measured under level 1 inputs. ASC 820 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. We have adopted the provisions of ASC 820 effective the second quarter of fiscal 2009, and have determined that the adoption did not have an impact on our consolidated financial statements.

        In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

        We have experienced significant cumulative operating losses since inception and, as of December 31, 2009, had an accumulated deficit of $296.2 million. Although we were profitable during 2009, we cannot assure you that we can maintain profitability. We will continue to expend substantial resources in the selling and marketing of the Essure system worldwide. We will be in an accumulated deficit position unless sufficient revenues can be generated to offset expenses.

        As of December 31, 2009, we had cash and cash equivalents of $61.7 million, compared to $54.7 million at December 31, 2008. The increase of $7.0 million is primarily due to cash proceeds from operating and financing activities offset by cash used in investing activities as explained below.

        As of December 31, 2009, we also held $43.6 million (par value) in auction rate securities ("ARS") backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047. Our ARS are short-term debt instruments. Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par. We have experienced failed auction in 2009 and 2008 on most of our ARS. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

        In November 2008, we accepted an offer from UBS AG, providing us with the Rights to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 2010 through July 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights at par value in June 2010. However, if the Rights are not exercised before July 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. We had settlements of our ARS in 2009 of $4.9 million at full par value. UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

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

Sources and Uses of Cash

        Our cash flows for 2009, 2008 and 2007 are summarized as follows:

	Year ended December 31,
	2009	2008(a)	2007(a)
Net cash provided by (used in) operating activities	$28,497	$4,742	$(7,563)
Net cash used in investing activities	(23,716)	(12,060)	(46,211)
Net cash provided by financing activities	2,091	33,736	78,986
Effect of exchange rate changes on cash and cash equivalents	66	(148)	—

Net increase in cash and cash equivalents	$6,938	$26,270	$25,212

(a)
Adjusted for retrospective adoption of ASC 470-20. See Note 9: Convertible Senior Notes in the Notes to the Consolidated Financial Statements.

Operating Activities

        Net cash provided by operating activities was $28.5 million in 2009, as compared to $4.7 million provided by operating activities in 2008, and $7.6 million used in operating activities 2007. Net cash provided by operating activities in 2009 was primarily related to:

  •
  $7.9 million net income;

  •
  Non-cash related items of $16.4 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs and intangible amortization;

  •
  Increase in accounts receivable of $2.7 million as a result of our increase in sales;

  •
  Net decrease of other assets and other current assets of $5.6 million primarily due to the amortization of prepayments for our advertising;

  •
  An increase in inventories of $1.4 million;

  •
  An increase in accounts payable of $1.2 million primarily related to the timing of payments; and

  •
  An increase in accrued compensation of $1.4 million primarily for 2009 incentive plans.

        Net cash provided by operating activities in 2008 was primarily related to:

  •
  Non-cash related items of $13.8 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs and intangible amortization;

  •
  Increase in accounts receivable of $1.6 million as a result of our increase in sales;

  •
  Net increase of other assets and other current assets of $5.1 million primarily due to prepayments for our 2009 advertising campaigns;

  •
  An decrease in inventories of $0.6 million;

  •
  An decrease in accounts payable in $1.7 million;

  •
  An increase in accrued compensation of $1.3 million; and

  •
  An increase in other accrued and long term liabilities of $1.7 million.

        We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations.

Investing Activities

        Net cash used in investing activities for 2009 was $23.7 million, primarily due to the asset purchase agreement with AMS of $23.7 million and capital expenditures primarily related to purchases of additional hysteroscopy equipment of $4.9 million. These were offset by the settlements of our ARS for $4.9 million at full par value during the twelve months ended December 31, 2009.

        Net cash used in investing activities for 2008 was $12.1 million, due to the sales and maturity of short-term investments of $22.1 million, offset by the purchase of Conceptus SAS, net of cash acquired of $23.0 million, purchases of investments of $5.0 million, $0.4 million for restricted cash related to our lease and capital expenditures of $5.8 million. In connection with our renewed lease agreement for our Mountain View headquarters we were required to open a long term restricted certificate of deposit account in the amount of $0.4 million.

Financing Activities

        Net cash provided by financing activities in 2009 was due to $2.1 million from the issuance of common stock for our stock programs of $3.0 million and $4.4 million from proceeds from our UBS line of credit, offset by repayment of our UBS line of credit of $5.3 million. See Note 10—Credit Line in the Notes to Consolidated Financial Statements.

        Net cash provided by financing activities in the twelve months ended December 31, 2008 was $33.8 million from the issuance of common stock for our stock option programs and proceeds from our demand revolving credit line agreement with UBS.

  Cash Requirements, Contractual Obligations and Commitments

        We have operating lease obligations on our current building facilities and automobiles used primarily by our sales personnel worldwide.

        The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2009 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Convertible senior notes(1)	$86,250	$—	$—	$—	$86,250
Line of credit	29,240	29,240	—	—	—
Operating lease obligations	7,877	2,364	3,566	1,364	583
Interest on our convertible senior notes	33,961	1,941	3,881	3,881	24,258

Total	$157,328	$33,545	$7,447	$5,245	$111,091

(1)
Our convertible senior notes have a maturity of February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted and thus the principal of the convertible senior notes is included in the "more than 5 years" column in the table above. Holders of our convertible senior notes may require us to purchase all or a portion of their convertible senior notes for cash on February 15, 2012, February 15, 2017 and February 15, 2022.

  Debt

  2.25% Convertible Senior Notes due 2027

        In February 2007, we issued and sold an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007. Interest accrual on the notes commenced on February 12, 2007. The notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted.

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

        In addition, in connection with the issuance of the notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the notes ("Call Spread Transactions"). As a result of the Call Spread Transactions, we do not anticipate experiencing an increase in the total shares outstanding from the conversion of the notes unless the price of our common stock appreciates above $36.47 per share, effectively increasing the conversion premium to us to $36.47. We purchased call options to cover approximately 3.1 million shares of our common stock, which is the number of shares underlying the notes. In addition, we sold warrants permitting the purchasers to acquire up to approximately 3.1 million shares of our common stock. See Note 4—Fair Value and Note 9—Convertible Senior Notes in the Consolidated Financial Statements.

  UBS Line of Credit

        In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our ARS at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the demand revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS. During 2009, we borrowed an additional $4.4 million, accrued interest of $0.2 million and repaid $5.3 million under this line of credit. Our loan balance as of December 31, 2009 was $29.2 million. We intend to repay this line of credit in its entirety when we exercise our Rights to have UBS purchase the underlying ARS at full par value the third quarter of 2010. See Note 10—Credit Line in the Consolidated Financial Statements.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

        Interest Rate Risk:    We have been exposed to interest rate risk through interest earned on holdings of available-for-sale and trading marketable securities. We have experienced failed auctions in 2009 and 2008 of most all of our ARS and there is no assurance that auctions on these ARS in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 38 years) to realize our investments' recorded value. As of December 31, 2009 we held $43.6 million (par value) in ARS which are variable rate debt instruments and bear interest rates that are due to reset approximately every 20-30 days. In September 2009 we re-classified the ARS from long-term investments to short-term investments because our intention is to sell our ARS under the Rights at par value at the inception of the Rights period in the third quarter of 2010. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. A hypothetical 10 percent change in interest rate will not have a material impact on our cash balance.

        Foreign Currency Exchange Risk:    A portion of our net sales are denominated in the Euro and the British Pound. To date the foreign currency exchange risk related to British Pounds has been minimal due to the size of Conceptus Medical Limited.

        We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries' financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, during 2009 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environmeant. As of December 31, 2009, we had foreign currency forward contracts to sell 4.7 million Euros in exchange for $6.9 million maturing in January 2010 through April 2010. As of December 31, 2009 these forward contracts are recorded at their fair value of $0.1 million in other current assets on our consolidated balance sheet. We have outstanding short-term intercompany receivables of $7.0 million as of

December 31, 2009. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

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

        In 2008, we assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008 in connection with the acquisition of Conceptus SAS. We recorded the changes of the fair value of the hedge contract in our results of operations in 2008. The hedge contract was fully utilized by December 31, 2008.

        At December 31, 2009, our intercompany receivable balance with foreign subsidiaries is $7.0 million, with Conceptus SAS whose functional currency is Euro, and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar/local currency exchange rate would be approximately $0.7 million.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 51.

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

        As of December 31, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements, as stated in their report which is included elsewhere herein.

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

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from our definitive proxy statement (or Proxy Statement), for our annual meeting of stockholders to be held on June 14, 2010, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item, insofar as it relates to directors and officers, will be contained in our Proxy Statement in connection with our 2010 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions "Election of Directors" and "Management." Information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the our Proxy Statement under the caption "Section 16(a) Beneficial Owner Reporting Compliance," and is hereby incorporated by reference into this report.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   The following documents are filed as part of this Report:

          (1)   Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at December 31, 2009 and 2008

      Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2009, 2008, and 2007

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007

      Notes to Consolidated Financial Statements

          (2)   Financial Statement Schedule

      The financial statement schedule of Conceptus, Inc. for the years ended December 31, 2009, 2008, and 2007 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.'s Consolidated Financial Statements.

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
3.3	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on December 18, 2008.
3.4	Certificate of Amendment No. 1 to the Amended and Restated By-Laws of Conceptus, Inc. Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on March 2, 2009.
4.1	Indenture between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007. Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 12, 2007.
4.2
Supplemental Indenture No. 1, including the Form of 2.25% Convertible Senior Notes due 2027, between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007. Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on February 12, 2007.

Exhibit Number		Description
10.1		Form of Indemnification Agreement for directors and officers. Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.2	*	Amended and Restated 1993 Stock Plan. Incorporated by reference to Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.3	*	1995 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.4	*	Amended and Restated 2002 Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.5	*	Form of Senior Management Amended and Restated Change of Control Agreement. Incorporated by reference to Exhibit 10.7 of the Registrant's Report on Form 10-K for the year ended December 31, 2004.
10.6	*
Amended and Restated Change in Control Agreement, dated January 1, 2009, between the Company and Kathryn Tunstall. Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.7
License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc. Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996.
10.8
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
10.9	+
Exclusive U.S. Co-Promotion Agreement, dated as of October 30, 2003, by and between the Registrant and Gynecare Worldwide Division of Ethicon, Inc. Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed on March 1, 2004.
10.10	+
Supply Agreement, dated June 1, 2009, between Accellent Inc. and Conceptus Incorporated. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.11	*
Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003. Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
10.12	*
Amended and Restated Employment Agreement between the Company and Mark M. Sieczarek dated December 24, 2008. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.13	*
Letter Agreement between Ulric Cote and Conceptus, Inc. executed March 25, 2004. Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on 10-Q for the Quarter Ended March 31, 2004.

Exhibit Number		Description
10.14	*	Employment Commencement Nonstatutory Stock Option Agreement between Ric Cote and Conceptus, Inc. executed April 5, 2004. Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 filed on June 29, 2004.
10.15	*
Stand-Alone Restricted Stock Purchase Agreement between Ric Cote and Conceptus, Inc. executed April 5, 2004. Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 filed on June 29, 2004.
10.16	*
Relocation Expense Agreement dated October 28, 2005 between the Registrant andUlric Cote. Incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
10.17
Form of Stock Appreciation Right Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 6, 2007.
10.18
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 6, 2007.
10.19
Confirmation of Convertible Bond Hedge Transaction, dated February 6, 2007, by and between the Registrant and UBS AG, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 12, 2007.
10.20
Confirmation of Convertible Bond Hedge Transaction, dated February 6, 2007, by and between the Registrant and Societe Generale. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 12, 2007.
10.21
Confirmation of Issuer Warrant Transaction, dated February 6, 2007, by and between the Registrant and UBS AG, London Branch. Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on February 12, 2007.
10.22
Confirmation of Issuer Warrant Transaction, dated February 6, 2007, by and between the Registrant and Societe Generale. Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on February 12, 2007.
10.23	*
Stock Appreciation Right Agreement, by and between the Registrant and Spencer Roeck, dated October 10, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed on December 4, 2007.
10.24
Lease Agreement for the premises located at 331 East Evelyn, Mountain View, California. Incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.25
Credit Line Account Application and Agreement for Organization and Business and Addendum, by and between Conceptus, Inc. and UBS Bank USA. Incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.26
Share Purchase Agreement by and among Conceptus, Inc., Conceptus SAS and the Sellers party thereto, dated January 7, 2008. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 11, 2008.

Exhibit Number		Description
10.27		Asset Purchase Agreement, dated September 30, 2009, between American Medical Systems, Inc. and Conceptus Incorporated. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
10.28	*
Employment Agreement, dated November 2, 2009 between Julie Brooks and Conceptus Incorporated. Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
10.29		Twelfth Amended and Restated 2001 Equity Incentive Plan.
14.1		Code of Ethics. Incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
21		List of Conceptus subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See signature page to this Report).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

+
Confidential treatment has been granted with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission.

CONCEPTUS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Conceptus, Inc.

        In our opinion, the accompanying consolidated financial statements listed in the index under Item 15(a) (1) present fairly, in all material respects, the financial position of Conceptus, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 9 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion.

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
March 15, 2010

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2009	2008(a)
Assets
Current assets:
Cash and cash equivalents	$61,658	$54,720
Short-term investments	40,626	—
Put option	2,933	—
Accounts receivable, net of allowance for doubtful accounts of $600 and $478 at December 31, 2009 and 2008, respectively	17,315	14,377
Inventories	4,908	3,829
Prepaids	1,897	7,478
Other current assets	1,540	1,617

Total current assets	130,877	82,021
Property and equipment, net	9,782	8,635
Debt issuance costs, net	987	1,451
Intangible assets, net	27,687	5,287
Long-term investments	—	43,177
Put option	—	5,144
Restricted cash	360	351
Goodwill	17,318	17,105
Other assets	128	50

Total assets	$187,139	$163,221

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,878	$3,869
Accrued compensation	8,208	6,762
Line of credit	29,240	29,944
Other accrued liabilities	4,012	4,598

Total current liabilities	47,338	45,173
Deferred tax liability	1,277	1,442
Notes payable	76,531	72,344
Other accrued liabilities	1,135	394

Total liabilities	126,281	119,353

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock:
$0.003 par value, authorized 3,000,000 shares; no shares issued or outstanding at December 31, 2009 and 2008	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,000 shares authorized, 30,855,722 and 30,494,686 shares issued and 30,777,859 and 30,416,823 shares outstanding at December 31, 2009 and 2008, respectively	296,191	286,951
Accumulated other comprehensive loss	(993)	(798)
Accumulated deficit	(234,340)	(242,285)
Treasury Stock, 77,863 shares, at cost, at December 31, 2009 and 2008, respectively	—	—

Total stockholders' equity	60,858	43,868

Total liabilities and stockholders' equity	$187,139	$163,221

(a)
Adjusted for the retrospective adoption of ASC 470-20 Debt with Conversion and Other Options, see Note 9—Convertible Senior Notes.

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008(a)	2007(a)
Net sales	$131,407	$101,977	$64,442
Cost of goods sold	24,048	21,650	16,682

Gross profit	107,359	80,327	47,760

Operating expenses:
Research and development	7,080	6,788	5,875
Selling, general and administrative	85,636	72,685	56,084

Total operating expenses	92,716	79,473	61,959

Operating profit (loss)	14,643	854	(14,199)
Interest income and expense and other expense, net:
Interest income	822	2,150	4,852
Interest expense	(7,013)	(6,543)	(5,435)
Other expense, net	(149)	(371)	—

Total interest income and expense and other expense, net	(6,340)	(4,764)	(583)

Income (loss) before provision (benefit) for income taxes	8,303	(3,910)	(14,782)
Provision (benefit) for income taxes	358	(24)	—

Net income (loss)	$7,945	$(3,886)	$(14,782)

Basic income (loss) per share:
Net income (loss)	$0.26	$(0.13)	$(0.50)

Shares used in per share amounts	30,572	30,216	29,463

Diluted income (loss) per share:
Net income (loss)	$0.25	$(0.13)	$(0.50)

Shares used in per share amounts	31,252	30,216	29,463

(a)
Adjusted for the retrospective adoption of ASC 470-20, see Note 9—Convertible Senior Notes.

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock & Additional Paid-In Capital
				Accumulated Other Comprehensive Loss
			Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2006	29,270,545	$254,631	—	—	$(223,617)	$31,014
Issuance of common stock for cash upon exercise of options	360,427	3,319	—	—	—	3,319
Issuance of common stock for cash from employee stock purchase plan	82,217	1,126	—	—	—	1,126
Issuance of common stock upon exercise of SAR's	1,957	—	—	—	—	—
Stock-based compensation for consultants' services	—	243	—	—	—	243
Stock-based compensation related to restricted stock, restricted stock units, SAR's and stock option grants	—	5,941	—	—	—	5,941
Stock-based compensation related to employee stock purchase plan	—	309				309
Issuance of common stock upon payment of bonus		219				219
Issuance of common stock from restricted stock awards	113,166	(68)	—	—	—	(68)
Treasury stock issuances	10,468	133	—	—	—	133
Issuance of debt	—	(8,677)	—	—	—	(8,677)
Net loss(a)	—	20,375	—	—	(14,782)	5,593

Balances as of December 31, 2007(a)	29,838,780	277,551	—	—	(238,399)	39,152

Issuance of common stock for cash upon exercise of options	378,267	3,100	—	—	—	3,100
Issuance of common stock for cash from employee stock purchase plan	61,144	871	—	—	—	871
Issuance of common stock upon exercise of SAR's	5,253	(9)	—	—	—	(9)
Stock-based compensation for consultants' services	—	183	—	—	—	183
Stock-based compensation related to restricted stock, restricted stock units, SAR's and stock option grants	—	5,145	—	—	—	5,145
Stock-based compensation related to employee stock purchase plan	—	280				280
Issuance of common stock from restricted stock awards	133,379	(170)	—	—	—	(170)
Accumulated other comprehensive loss	—	—	—	$(798)	—	(798)
Net loss(a)	—	—	—	—	(3,886)	(3,886)

Balances as of December 31, 2008(a)	30,416,823	286,951	—	(798)	(242,285)	43,868

Issuance of common stock for cash upon exercise of options	265,819	2,186	—	—	—	2,186
Issuance of common stock for cash from employee stock purchase plan	66,970	904	—	—	—	904
Issuance of common stock upon exercise of SAR's	1,524	(16)	—	—	—	(16)
Stock-based compensation for consultants' services	—	70	—	—	—	70
Stock-based compensation related to restricted stock, restricted stock units, SAR's and stock option grants	—	5,762	—	—	—	5,762
Stock-based compensation related to employee stock purchase plan	—	370				370
Issuance of stock appreciation rights	—	66	—	—	—	66
Tax benefit from stock based compensation	—	18	—	—	—	18
Issuance of common stock from restricted stock awards	26,723	(120)	—	—	—	(120)
Accumulated other comprehensive loss	—	—	—	(195)	—	(195)
Net income	—	—	—	—	7,945	7,945

Balances as of December 31, 2009	30,777,859	$296,191	$—	$(993)	$(234,340)	$60,858

(a)
Adjusted for the retrospective adoption of ASC 470-20, see Note 9—Convertible Senior Notes.

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008(a)	2007(a)
Cash flows from operating activities
Net income (loss)	$7,945	$(3,886)	$(14,782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	4,101	2,939	1,534
Amortization of debt issuance costs	465	464	407
Accretion of note payable	4,187	3,958	3,285
Amortization of intangibles	1,387	782	186
Loss (gain) on put option	2,211	(5,144)	—
Loss (gain) on trading securities	(2,324)	5,273	—
Stock-based compensation expense	6,282	5,667	6,493
Loss on disposal of fixed assets	12	48	61
Tax benefit from stock-based compensation	18	—	—
Excess tax benefit from stock-based compensation	(18)	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2,661)	(1,673)	(4,927)
Inventories	(1,398)	559	(1,808)
Prepaid and other current assets	5,645	(5,198)	(2,207)
Other assets	(79)	102	894
Accounts payable	1,168	(1,735)	1,163
Accrued compensation	1,350	1,333	(515)
Deferred tax liability	(165)	(417)	—
Other accrued and long term liabilities	371	1,670	2,653

Net cash provided by (used in) operating activities	28,497	4,742	(7,563)

Cash flows from investing activities
Purchase of Conceptus SAS, net of cash acquired	—	(22,978)	—
Purchase of investments	—	(5,000)	(88,600)
Sales & maturities of investments	4,875	22,050	45,700
Restricted cash	(9)	(351)	—
Purchase of intellectual property assets from Ovion, Inc.	(23,729)	—	—
Purchases of property and equipment	(4,853)	(5,781)	(3,311)

Net cash used in investing activities	(23,716)	(12,060)	(46,211)

Cash flows from financing activities
Proceeds from line of credit	4,357	30,000	—
Repayment of line of credit	(5,303)	(56)	—
Excess tax benefit from stock-based compensation	18	—	—
Proceeds from issuance of long term debt	—	—	86,250
Payment of debt issuance costs	—	—	(3,097)
Purchase of call options on convertible senior notes	—	—	(19,372)
Proceeds from issuance of warrants	—	—	10,695
Proceeds from issuance of common stock	3,019	3,792	4,510

Net cash provided by financing activities	2,091	33,736	78,986

Effect of exchange rate changes on cash and cash equivalents	66	(148)	—
Net increase in cash and cash equivalents	6,938	26,270	25,212
Cash and cash equivalents at beginning of year	54,720	28,450	3,238

Cash and cash equivalents at end of year	$61,658	$54,720	$28,450

Supplemental information:
Cash paid for:
Interest on convertible debt	$1,941	$1,941	$986

(a)
Adjusted for the retrospective adoption of ASC 470-20, see Note 9—Convertible Senior Notes.

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Ownership and Business

        Conceptus, Inc. ("we" or "us" or "our") was incorporated in the state of Delaware on September 18, 1992 to design, develop and market minimally invasive devices for reproductive medical applications. Our mailing address and executive offices are located at 331 East Evelyn, Mountain View, California 94041, and our telephone number is (650) 962-4000.

        We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women. The Essure system delivers a soft and flexible insert into a woman's fallopian tubes, causing benign tissue in-growth which blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Over 370,000 women worldwide have undergone the Essure procedure.

        On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS, based in Versailles, France. As a result of this transaction, Conceptus SAS became a wholly-owned subsidiary, and through it we sell Essure directly in France and through a network of distributors throughout the rest of Europe. This acquisition expanded our presence in international markets and has increased our revenues as we now recognize sales at end-user pricing.

        On December 15, 2008, we incorporated Conceptus Medical Limited ("CML") as a wholly owned subsidiary in the United Kingdom to serve as our direct sales office in the United Kingdom after terminating our distributor relationship with our previous distributor during the fourth quarter of 2008. This incorporation further expanded our presence in international markets and has increased our revenues as we now recognize sales at end-user pricing in United Kingdom.

        We have a limited history of operations with the Essure system and since our inception in 1992, we have incurred operating losses until we experienced our first operating profit in Fiscal 2009. In December 2006, we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. If the notes are converted, then upon conversion ("net shares settlement"), holders will receive cash and in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note's conversion value in excess of such principal amount. This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities. See Note 9—Convertible Senior Notes.

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

  Functional Currency

        On January 7, 2008, we acquired Conceptus SAS, which sells to customers throughout Europe. Sales by Conceptus SAS are denominated in Euros. On December 15, 2008, we incorporated Conceptus Medical Limited ("CML") as our United Kingdom subsidiary. In preparing our consolidated financial statements, we are required to translate the financial statements of Conceptus SAS and CML from the currency in which they keep their accounting records into U.S. Dollars. Conceptus SAS and CML both maintain their accounting records in the functional currency which is also their local currency. The functional currency of CML is the British Pound and the functional currency of Conceptus SAS is the Euro. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. Since the functional currency of Conceptus SAS and CML has been determined to be their local currency, any gain or loss associated with the translation of Conceptus SAS's and CML's financial statements into U.S. Dollars is included as a component of stockholders' equity, in accumulated other comprehensive loss. If in the future we determine that there has been a change in the functional currency of Conceptus SAS or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Under Accounting Standards Codification ("ASC") ASC 350 Intangibles—Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. We operate as one reporting unit engaged in developing, manufacturing, and marketing medical devices. We assess goodwill impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives.

        The first step of the impairment test for goodwill compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. We performed an annual assessment during the fourth quarter of 2009 of our goodwill at the reporting unit level. No impairment charges have been recorded through December 31, 2009.

        Other intangible assets include patents, customer relationships, license agreements and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

  Impairment of Long-Lived Assets

        We account for the impairment of long-lived assets in accordance with ASC 360 Property, Plant and Equipment. We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets from Ovion Inc, and intangible assets acquired in connection with our acquisition of Conceptus SAS, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (see Note 5—Goodwill and Intangible Assets). Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

        Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2009 and 2008 included property and equipment of $9.8 million, and $8.6 million, respectively, and other identifiable intangible assets of $27.7 million, and $5.3 million, respectively.

  Concentration of Credit Risk and Other Risks and Uncertainties

        Our net sales to date consist mainly of product revenues from physicians, hospitals and distributors located worldwide. We do not require collateral and provide for estimated credit losses based on customer credit assessment.

        We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers not paying us. However, we account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. As of December 31, 2009 and 2008, our allowance for doubtful accounts totaled approximately $0.6 million and $0.5 million, respectively.

        For the years ended December 31, 2009, and 2008, we had no customers that accounted for greater than 10% of our net sales. One customer accounted for 11% of our total gross outstanding accounts receivable as of December 31, 2009. We had no customers who had an outstanding accounts receivable balance greater than 10% of our total gross outstanding accounts receivable as of December 31, 2008.

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

  Cash, Cash Equivalents and Investments

        We consider all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. We maintain deposits with four financial institutions and invest our excess cash primarily in money market funds, commercial paper, corporate notes, municipal bonds and government securities, which bear minimal risk. Our cash and cash equivalents in our operating accounts are with third party financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts. At December 31, 2009 we held $43.6 million (par value) in auction rate securities, or ("ARS"), backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047. Our ARS are short-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government. See Note 3—Short-term Investments.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets as follows: computer, software, office furniture, machinery, tooling are over 3 years; rental equipment and other equipment are over 5 years. Leasehold improvements are amortized over the lesser of the lease term or 5 years.

  Fair Value of Financial Instruments

        For financial instruments consisting of cash and cash equivalents, short-term investments, put option, accounts receivable, accounts payable, demand revolving credit line and accrued liabilities included in our financial statements, the carrying amounts approximate fair value due to their short maturities.

  Warranty

        We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in our warranty liability for the years ended December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Balance at the beginning of the period	$272	$208
Accruals for warranties issued during the period	478	350
Settlements made in kind during the period	(473)	(286)

Balance at the end of the period	$277	$272

  Revenue Recognition

        Our revenue is primarily comprised of the sale of our Essure system. We recognize revenue in accordance with ASC 605 Revenue Recognition. Under this standard, the following four criteria must be met in order to recognize revenue:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  Our selling price is fixed or determinable; and

  •
  Collectability is reasonably assured.

        The four revenue recognition criteria are applied to our sales as described in the following paragraphs.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We recognize revenues from our Essure system when title to the product and the risk of loss transfers to an external customer. We do not accept returns of the Essure system. We obtain written authorizations from our customers for a specified amount of product at a specified price and the price is not dependent on actual Essure procedures performed.

        For sales through distributors we recognize revenues from our Essure system when title to the product and the risk of loss transfers to the distributor. Our distributors are responsible for all marketing, sales, training and warranty for the Essure system in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure system and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

        Additionally, we require physicians to be preceptored between 3 and 5 cases by a certified trainer before being able to perform the procedure independently. There are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. Physician training is provided upfront and we have no obligation subsequent to the initial training. Training costs have not been significant from inception todate.

        We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectability is reasonably assured.

        Certain sales of our Essure system may include delivery of additional items. These obligations may be fulfilled after shipment of the Essure system, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in ASC 605-25 Revenue—Multiple- Element Arrangements. When we have objective and reliable evidence of fair value of the undelivered elements we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise we defer all revenue until all elements are delivered.

  Research and Development

        Research and development expenses reflect clinical expenditures and product development, which are substantially related to the ongoing development and associated regulatory approvals of our technology. Research and development costs are expensed as incurred.

  Advertising Costs

        Advertising production costs are recorded as expense as incurred. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Total advertising expenses were approximately $10.4 million, $7.2 million, and $2.1 million in the years ended December 31, 2009, 2008, and 2007, respectively.

  Reclassifications

        Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        Net loss for the years ended December 31, 2009, 2008, and 2007 included stock-based compensation expense under ASC 718, Compensation—Stock Compensation ("ASC 718") of $6.2 million, $5.5 million, and $6.3 million, respectively, which consisted of stock-based compensation expense of $5.4 million, 4.8 million, and $5.4 million respectively, related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.8 million, $0.7 million, and $0.9 million, respectively, related to employee restricted stock and restricted stock units. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period.

        Awards to consultants:    During the fiscal year ended December 31, 2009, we granted a total of 30,000 stock appreciation rights to two consultants. During the fiscal year ended December 31, 2008, we did not grant any stock awards to consultants. During the fiscal year ended December 31, 2007, we granted 5,000 stock appreciation rights to one consultant. Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. We remeasure the fair value of the options as they vest and recognize changes in fair value as expense in the period. We recorded stock based compensation expense of approximately $0.1 million during the year ended December 31, 2009, and $0.2 million during each of the years ended December 31, 2008 and 2007 in connection with our grants to consultants.

        We recorded an $18 thousand tax benefit from stock-based compensation in 2009. No such tax benefit was recognized in 2008 and 2007.

        Stock Appreciation Rights:    During the year ended December 31, 2009, we granted 1,300,653 stock appreciation rights to employees, with an estimated total grant-date fair value of approximately $7.6 million and a grant date weighted-average fair value of $5.85 per share.

        As of December 31, 2009, there was $11.3 million of unrecognized stock-based compensation cost related to stock options and stock appreciation rights. This cost is expected to be recognized over a weighted-average amortization period of 2.7 years.

        During the year ended December 31, 2008, we granted 1,026,910 stock options and stock appreciation rights, with an estimated total grant-date fair value of approximately $7.6 million and a grant date weighted-average fair value of $7.40 per share.

        Employee Stock Purchase Plan (ESPP):    The compensation cost in connection with the ESPP for the year ended December 31, 2009 was approximately $0.4 million. The grant date weighted-average fair value was $5.51 per share. The compensation cost in connection with the ESPP for the year ended December 31, 2008 was approximately $0.3 million. The grant date weighted-average fair value was $5.18 per share.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Restricted Stock Units:    During the year ended December 31, 2009 we granted 84,634 restricted stock units, with an estimated total grant date fair value of approximately $1.0 million and a grant date weighted average fair value of $12.15. This stock compensation is being recorded as compensation expense on a straight-line basis over the vesting periods of the underlying stock awards.

        As of December 31, 2009, there was $1.4 million of unrecognized stock-based compensation related to nonvested restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average amortization period of 2.9 years.

        The following table sets forth the total stock-based compensation expense resulting from stock options, stock awards, non-employee stock options, stock appreciation rights and the Employee Stock Purchase Plan (the "Plan") included in the Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of goods sold	$61	$46	$27
Research and development	217	238	565
Selling, general and administrative	6,004	5,383	5,901

Total stock-based compensation expense	$6,282	$5,667	$6,493

Valuation assumptions

        The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009		2008		2007
	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan	Stock Option and Stock Appreciation Right Plans	Employee Stock Purchase Plan
Expected term (in years)	4.34	0.72	4.55	0.50	3.57	0.67
Average risk-free interest rate	1.76%	0.41%	2.73%	2.01%	4.55%	4.82%
Average volatility factor	51.8%	71.0%	47.3%	42.7%	47.8%	41.2%
Dividend yield	—	—	—	—	—	—

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

        As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

        Refer to Note 11—Incentive and Stock Plans, for a description of our awards.

  Income Taxes

        In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management's assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

        Our net deferred tax assets consist primarily of net operating loss carry-forwards generated before we achieved profitability. Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded domestic cumulative net losses we have provided a full valuation allowance against our U.S. deferred tax assets. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to begin reversing the remaining deferred tax asset valuation allowance as a reduction of tax expense. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards. However, our tax rate may significantly increase in future periods.

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

        The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	2009	2008(a)	2007(a)
Numerator:
Numerator for diluted earnings per share—
Net income (loss) available to common stockholders	$7,945	$(3,886)	$(14,782)

Denominator:
Denominator for basic earnings per share—
Weighted-average number of common shares outstanding	30,574	30,226	29,497
Less: weighted-average unvested restricted common shares	2	10	34

Weighted-average number common shares outstanding used in share computing basic net income (loss) per common share	30,572	30,216	29,463
Effect of dilutive securities:
Diluted options and stock appreciation rights	642	—	—
Diluted stock awards	38	—	—

Weighted-average number of common shares outstanding used in computing basic and dilutive net income (loss) per common share	31,252	30,216	29,463

(a)
Adjusted for the retrospective adoption of ASC 470-20.

        The following outstanding equity awards and securities, which could potentially dilute basic net income (loss) per share in the future were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	At December 31,
	2009	2008	2007
Outstanding options and SARs	1,944	4,234	3,996
Restricted stock	—	4	17
Restricted stock units	—	102	191
Warrants issued in connection with our convertible notes	3,093	3,093	3,093

	5,037	7,433	7,297

        Our senior convertible notes were excluded from the diluted net income (loss) per share calculation in 2009, 2008 and 2007 because the conversion price was greater than the average market price of our stock during the period.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Segment Information and Sales by Geographic Region

        We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

        Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Years Ended December 31,
	2009	2008	2007
Net sales (in thousands)	$131,407	$101,977	$64,442
United States of America	79%	79%	92%
France	13%	13%	7%
Europe (other than France)	7%	7%	0%
Other	1%	1%	1%

  Comprehensive Income (Loss)

        Comprehensive income (loss) generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Years Ended December 31
	2009	2008(a)	2007(a)
Net income (loss)	$7,945	$(3,886)	$(14,782)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(195)	(798)	—

Comprehensive income (loss)	$7,750	$(4,684)	$(14,782)

(a)
Adjusted for the retrospective adoption of ASC 470-20.

        The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2009, 2008 and 2007 consist of the following (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 31, 2006	$—	$—
Net change during the twelve month period	—	—

Balance as of December 31, 2007	—	—
Net change during the twelve month period	(798)	(798)

Balance as of December 31, 2008	$(798)	$(798)
Net change during the twelve month period	(195)	(195)

Balance as of December 31, 2009	$(993)	$(993)

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

        In June 2009, Accounting Standards Codification ("ASC") ASC 105 Generally Accepted Accounting Principles ("ASC 105") was issued. ASC 105 became the single official source of authoritative, nongovernmental generally accepted accounting principles ("GAAP") in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

        In December 2007, FASB issued ASC 805 Business Combinations ("ASC 805"). ASC 805 will impact financial statements on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, may introduce more volatility into our earnings and may impact our acquisition strategy. Additionally, in February 2009 FASB issued an amendment to ASC 805 which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805. ASC 810 Consolidations ("ASC 810") changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests and classified as a component of equity. ASC 805 is applied prospectively and ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, while the remaining requirements of ASC 810 are applied prospectively. ASC 805 and ASC 810 became effective on January 1, 2009. We adopted ASC 805 and ASC 810 in the first quarter of fiscal 2009 and their adoption did not have a material impact on our financial condition, results of operations, or cash flows.

        Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures ("ASC 820") with respect to its financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. ASC 820 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. ASC 820 excludes certain leasing transactions accounted for under ASC 840, Leases ("ASC 840"). ASC 820 defers the effective date of ASC 820 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted ASC 820 in the first quarter of fiscal 2009. See Note 4—Fair Value Measurements.

        In May 2008, FASB issued ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"). On January 1, 2009, we adopted the Cash Conversion Subsections of ASC 470-20, which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate which interest costs are recognized in subsequent periods. ASC 470 is effective for fiscal years beginning after December 15, 2007, and retrospective application is required for all periods presented. We have accounted for this change in accounting principal by retrospectively adjusting prior period financial statements, including those set forth herein. See Note 9—Convertible Senior Notes.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In April 2009, FASB issued ASC 825 Financial Instruments ("ASC 825") and ASC 270 Interim Reporting or ("ASC 270"). ASC 825 and ASC 270 requires us to disclose on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value. ASC 825 and ASC 270 are effective for interim periods ending after June 15, 2009. We have adopted the provisions of ASC 825 and ASC 270 effective the second quarter of fiscal 2009. See Note 4—Fair Value Measurements and Note 9—Convertible Senior Notes.

        In April 2009, FASB issued ASC 320 Investments—Debt and Equity Securities ("ASC 320"). ASC 320 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009. We have adopted the provisions of ASC 320 effective the second quarter of fiscal 2009. We have considered the guidance provided by ASC 320 in our determination of impairment, and have determined that the impact was not material. See Note 9—Convertible Senior Notes.

        In April 2009, FASB issued ASC 820 Fair Value Measurement and Disclosure ("ASC 820"). ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept. ASC 820 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of ASC 820 does not include assets and liabilities measured under level 1 inputs. ASC 820 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. We have adopted the provisions of ASC 820 effective the second quarter of fiscal 2009, and have determined that the adoption did not have an impact on our consolidated financial statements.

        In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Short-term investments

        As of December 31, 2009, we held $43.6 million (par value) in auction rate securities, or ARS, backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

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

        In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the "Rights"). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 2010 through July 2012. Conversely, UBS has the right, at its discretion, to purchase or sell our ARS at any time until July 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights at par value. However, if the Rights are not exercised before July 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. We had settlements of our ARS in the twelve months ended December 31, 2009 of $4.9 million at full par value and recorded a gain of $2.3 million which represents the increase in the fair value of the ARS.

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

        We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of ASC 825 Financial Instruments. As a result, upon acceptance of the offer from UBS, we recorded approximately $5.1 million as the fair value of the Rights with a corresponding credit to other expense, net in the fourth quarter of 2008. As a result of our election to record the Rights at fair value, unrealized gains and losses have been included in earnings. We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk. For the twelve months ended December 31, 2009, we recorded an additional loss of $2.2 million, respectively which represents the decrease in the fair value of the put option.

        Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments. We recorded unrealized gains and losses on our available-for-sale securities in accumulated other

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Short-term investments (Continued)

comprehensive loss in the stockholders' equity section of our balance sheets. Such an unrealized loss did not change net income (loss) for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 2010, we transferred our ARS from available-for-sale to trading securities in accordance with ASC 320 Investments—Debt and Equity Securities. The transfer to trading securities reflected our intent to exercise our put option during the third quarter of 2010. Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value. We recorded a temporary reduction in carrying value of $2.8 million for the nine months ended September 30, 2008, which was recorded as an unrealized loss in accumulated other comprehensive loss. Upon transfer to trading securities, we transferred the $2.8 million recorded as unrealized loss in accumulated other comprehensive loss and recorded an unrealized loss of $5.3 million in other expense, net in the fourth quarter of 2008, representing the difference between the par and fair value of the ARS at the date of transfer.

        In September 2009 we reclassified the ARS and the associated put option from long-term investments to short-term investments because we intend to sell our ARS under the Rights at the inception of the Rights period in the third quarter of 2010.

        In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our auction rate securities at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold at less than par value, we would not be entitled to recover the par value support from UBS. See Note 10—Line of Credit.

4. Fair Value Measurements

        On January 1, 2008, we adopted the methods of fair value as described in ASC 820 Fair Value Measurement and Disclosure ("ASC 820") to value our financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

  Fair Value of Assets

        Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of December 31, 2009, our Level 1 instruments are solely comprised of our investments in money market funds.

        As a result of continued auction failures, quoted prices for our ARS did not exist as of December 31, 2009 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker-dealer that held our ARS included their estimated market value as of December 31, 2009. Our broker-dealer valued our ARS at 90% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker-dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these ARS as of December 31, 2009.

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

        The put option is a free standing asset separate from the ARS, and represents our contractual right to require our broker, UBS, to purchase our ARS at par value during the period of June 2010 through July 2012. The put option is classified as short-term because we intend to is to sell our ARS under the Rights at the inception of the Rights period in the third quarter of 2010. See Note 3—Short-term Investments.

        Periodically, during the twelve months ended December 31, 2009 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of December 31, 2009, we had foreign currency forward contracts to sell 4.7 million Euros in exchange for $6.9 million maturing in January 2010 through April 2010. As of December 31, 2009 these forward contracts are recorded at their fair value of $0.1 million in other current assets on our consolidated balance sheet. We have outstanding short-term intercompany receivables of $7.0 million as of December 31, 2009. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

        The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign exchange policy to govern our forward contracts. These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and have recorded the fair value of the contract in other current assets on our consolidated balance sheet as of December 31, 2009.

        During 2008, we assumed a forward exchange contract to hedge U.S. Dollar-denominated estimated accounts payable in 2008 in connection with the acquisition of Conceptus SAS. We recorded the changes of the fair value of the hedge contract in our results of operations for the twelve months ended December 31, 2008. The forward contract was fully utilized by December 31, 2008.

        Assets measured at fair value on a recurring basis at December 31, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2009	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Money market funds	$54,884	$54,884	$—	$—
Auction rate securities	40,626	—	—	40,626
Put option	2,933	—	—	2,933
Foreign currency forward contract	145	—	145

Total assets	$98,588	$54,884	$145	$43,559

        Assets measured at fair value on a recurring basis at December 31, 2008 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2008	Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Money market funds	$47,170	$47,170	$—	$—
Auction rate securities	43,177	—	—	43,177
Put option	5,144	—	—	5,144

Total assets	$95,491	$47,170	$—	$48,321

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

        The following table presents a reconciliation of all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) as of December 31, 2009 (in thousands):

	Put Option	Auction Rate Securities	Total
Balance at December 31, 2007	$—	$—	$—
Transfers from Level 2 to Level 3	—	48,800	48,800
Sales of auction rate securities	—	(350)	(350)
Impairment of auction rate securities	—	(5,273)	(5,273)
Issuance of put option	5,144	—	5,144

Balance at December 31, 2008	$5,144	$43,177	$48,321
Sales of auction rate securities, at par value	—	(4,875)	(4,875)
Gain on auction rate securities	—	2,324	2,324
Loss on put option	(2,211)	—	(2,211)
Accretion of notes payable	—	—	—

Balance at December 31, 2009	$2,933	$40,626	$43,559

  Fair Value of Liabilities

        The fair value of the Convertible Senior Notes (see Note 9—Convertible Senior Notes) was estimated using quoted market prices. Accordingly, we have classified our convertible senior notes within Level 1 of the fair value hierarchy and have recorded the carrying value of the notes in long-term liabilities on our consolidated balance sheet as of December 31, 2009.

        The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$76,531	$81,075	$72,344	$55,200

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

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

(unaudited)	Year Ended December 31, 2007(a)
Pro forma total net sales	$74,395
Pro forma net loss	(13,067)
Pro forma net loss per share basic and diluted	$(0.44)
Pro forma weighted average basic and diluted shares	29,463

(a)
Adjusted for retrospective adoption of ASC 470-20.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

        On September 30, 2009, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Medical Systems, Inc. ("AMS") pursuant to which we acquired the intangible intellectual property assets, including patents and licenses, ("the assets") of Ovion Inc. ("Ovion"), a wholly owned subsidiary of AMS. In connection with this purchase, we were released from any and all current and future royalty obligations under such licenses.

        As consideration for the assets acquired in the purchase agreement, we paid to AMS $23.6 million in cash plus $0.1 million in direct cost to acquire the assets. The purchase agreement contains customary representations, warranties and covenants, as well as a covenant from AMS that it will not compete with us in the field of permanent female sterilization for a period of five years and that it will not engage in the research, development, manufacture or sale of permanent female sterilization products consisting of a stent-like device delivered transcervically using a catheter for an additional four-year period. The purchase agreement also contains mutual indemnification obligations for, among other things, breach of any representation, warranty or covenant in the purchase agreement. We did not acquire any employees, tangible assets or processes from AMS. These assets do not represent a purchase of a business but rather, a purchase of intangible assets. These assets are capitalized and are being amortized over a period of nine years, the estimated useful life of the intangible assets.

        Goodwill is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill assets might be impaired. We did not record any impairment of goodwill during the twelve months ended December 31, 2009, 2008 and 2007.

        The changes in the carrying amount of goodwill at December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
(in thousands)	2009	2008
Goodwill, beginning of period	$17,105	$—
Adjustments to goodwill from acquisitions	—	17,807
Effect of currency translation	213	(702)

Goodwill, end of period	$17,318	$17,105

        The following table provides additional information concerning intangible assets (in thousands):

        Intangible assets are being amortized over straight-line periods ranging from 3 to 9 years.

		December 31, 2009
(in thousands)	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value
Patents and Licenses	8.7	$25,750	$(1,896)	$—	$23,854
Customer relationships	7.0	5,024	(1,084)	(131)	3,809
Covenant not to compete	1.0	71	(45)	(2)	24

Total intangibles		$30,845	$(3,025)	$(133)	$27,687

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

		December 31, 2008
(in thousands)	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value
Patents and Licenses	4.7	$2,020	$(1,060)	$—	$960
Customer relationships	8.0	5,024	(555)	(188)	4,281
Covenant not to compete	2.0	71	(23)	(2)	46

Total intangibles		$7,115	$(1,638)	$(190)	$5,287

        The following discloses expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2010 through 2018:

Year	Expected
2010	$3,296
2011	3,271
2012	3,268
2013	3,268
2014	3,268
Thereafter	11,316

6. Inventories

        Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$92	$230
Work-in-progress	1,577	1,225
Finished goods	3,239	2,374

Total	$4,908	$3,829

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property and Equipment

        The components of property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Equipment, tooling and furniture and fixtures	$13,199	$10,408
Software	$2,680	3,277
Leasehold improvements	$1,281	1,039
Machinery	$1,390	833

	$18,550	15,557
Less: accumulated depreciation and amortization	$(8,768)	(6,922)

Property and equipment, net	$9,782	$8,635

        Property and equipment depreciation and amortization expenses for the years 2008, 2007 and 2006 were approximately $4.1 million, $2.9 million and $1.5 million, respectively.

8. Commitments and Contingencies

  Leases

        We renewed our current Lease Agreement for our 58,242 square foot headquarters located in Mountain View, California. The lease commenced in July 2009 and will terminate in July 2013. We are recognizing the rent expense on a straight-line basis over the life of the lease. In connection with this lease we were required to open a long term restricted CD account for $0.4 million, which is classified as "restricted cash" on our balance sheet. This restricted cash account earns a nominal interest rate.

        With the acquisition of Conceptus SAS on January 2008 we assumed a lease of a 1,938 square foot sales office located in Versailles, France. This lease expires on March 2011. On February 2009 we entered into a new lease agreement for a 4,703 square foot office space in Versailles, France for Conceptus SAS, and moved into this new building. The lease for the new building at Conceptus SAS will expire on February 2018. We were unable to find a sub-lessee for the vacated building; therefore in 2009, we recorded an impairment charge of approximately $0.1 million, which represents the future lease payments through March 2011.

        We have minimal office space in the United Kingdom. This lease will expire in July 2010.

        In addition to the lease agreements for facilities we have certain operating leases on automobiles and copiers worldwide. These leases have terms expiring from July 2010 through February 2018. Expenses for all leases were approximately $2.9 million, $2.3 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

        Aggregate future minimum annual lease commitments under all leases are as follows (in thousands):

2010	$2,364
2011	1,787
2012	1,779
2013	1,137
2014	227
Thereafter	583

Total operating lease obligations	$7,877

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

        We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for us to obtain directors and officers insurance. We currently have directors and officers insurance. At December 31, 2009 we had no material outstanding commitments.

  Contingencies

        From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonable estimated. At December 31, 2009 we had no material outstanding contingencies.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Senior Notes (Continued)

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

        We concluded that the embedded stock conversion option is not considered a derivative under ASC 815 Derivative and Hedging ("ASC 815"), because the embedded stock conversion option would be recorded in stockholders' equity if it were a freestanding instrument.

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

  Adoption of ASC 470-20

        ASC 470-20 Debt with Conversion and Other Options ("ASC 470-20"), clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Senior Notes (Continued)

liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate which interest costs are recognized in subsequent periods. ASC 470-20 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. We adopted ASC 470-20 in the first quarter of fiscal 2009.

        The effect of the adoption of ASC 470-20 was to bifurcate the debt and equity components of our convertible notes. The note payable principal balance at the date of issuance of $86.3 million in February 2007 was bifurcated into the debt component of $65.1 million and the equity component of $21.2 million. The difference between the note payable principal balance of $86.3 million and the $65.1 million value of the debt component is being accreted to interest expense over a period of 5 years, which is the expected term of our notes payable. We reclassified $0.8 million of debt issuance costs to additional paid in capital. The debt component was recognized at the present value of its cash flows discounted using a 5.51% discount rate, our borrowing rate at the date of the issuance of the Debenture for a similar debt instrument without the conversion feature.

        Interest expense associated with the Convertible Senior Notes consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008(a)	2007(a)
Contractual coupon rate of interest	$1,941	$1,941	1,717
Accretion of note payable	4,187	3,958	3,285

Interest expense—convertible senior notes	$6,128	$5,899	$5,002

(a)
Adjusted for the retrospective adoption of ASC 470-20.

        Amounts comprising the carrying amount of the Convertible Senior Notes are as follows (in thousands):

	December 31, 2009	December 31, 2008(a)	December 31, 2007(a)
Beginning carrying amount	$72,344	$68,386	$65,101
Accretion of note payable	4,187	3,958	3,285

Carrying amount	$76,531	$72,344	$68,386

(a)
Adjusted for the retrospective adoption of ASC 470-20.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Senior Notes (Continued)

        The impact of the adoption of ASC 470-20 on the Consolidated Balance Sheet as of December 31, 2008 (in thousands) is as follows:

	As Previously Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Debt issuance costs, net	$1,935	$(484)	$1,451
Total liabilities	133,259	(13,906)	119,353
Common stock and additional paid in capital	266,576	20,375	286,951
Accumulated deficit	(235,332)	(6,953)	(242,285)

        The impact of the adoption of ASC 470-20 on the Consolidated Statement of Operations (in thousands, except per share amount) is as follows:

	Year Ended December 31, 2008
	As Previously Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Total interest income and expense and other expense, net	$(961)	$(3,803)	$(4,764)
Net loss	(83)	(3,803)	(3,886)
Basic and diluted net loss per share	0.00	(0.13)	(0.13)

	Year Ended December 31, 2007
	As Previously Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Total interest income and expense and other expense, net	$2,567	$(3,150)	$(583)
Net loss	(11,632)	(3,150)	(14,782)
Basic and diluted net loss per share	(0.39)	(0.11)	(0.50)

        The impact of the adoption of ASC 470-20 on the Consolidated Statement of Cash Flows (in thousands) is as follows:

	Year Ended December 31, 2008
	As Originally Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Net loss	$(83)	$(3,803)	$(3,886)
Amortization of debt issuance costs	619	(155)	464
Accretion of note payable	—	3,958	3,958

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Convertible Senior Notes (Continued)

	Year Ended December 31, 2007
	As Originally Reported	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Net loss	$(11,632)	$(3,150)	$(14,782)
Amortization of debt issuance costs	542	(135)	407
Accretion of note payable	—	3,285	3,285

10. Credit Line

        In November 2008 we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of the fair value of our ARS at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold the ARS at less than par, we would not be entitled to recover the par value support from UBS. During the twelve months ended December 31, 2009 we borrowed an additional $4.4 million, and repaid $5.3 million under this line of credit, and our loan balance as of December 31, 2009 was $29.2 million. Our loan balance as of December 31, 2008 was $29.9 million. We intend to repay this line of credit in entirety when we exercise our Right to have UBS purchase the underlying ARS at full par value in June 2010. Our line of credit is payable on demand and we classify as short term. We believe the fair value equals the balance sheet value. See Note 3—Short-term Investments.

11. Incentive and Stock Plans

  Employee Stock Purchase Plan

        In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (ESPP). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee's annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant's entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. In March 2006, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 160,000 shares. This amendment was approved by the stockholders in June 2006. In April 2008, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. This amendment was approved by the stockholders in June 2008. As of December 31, 2009, 553,611 shares had been issued under the ESPP and 106,389 shares were available for future issuance.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Incentive and Stock Plans (Continued)

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

        Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. In 2009, there were no shares that were exercised prior to full vesting.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Incentive and Stock Plans (Continued)

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

        In July 1993, the Board of Directors adopted the 1993 Stock Plan (the "1993 Plan"), and amendments to the 1993 Plan were adopted by the Board of Directors in March 1994, May 1995, October 1995, February 1997 and April 2000 and approved by the stockholders in March 1994, January 1996, May 1997 and May 2000 to allow granting of options up to 3,075,000 shares of common stock in the aggregate. Stock options granted under the 1993 Plan may be either incentive stock options or non-qualified stock options and can be granted to employees, distributors, consultants and directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and non-qualified options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant. Options may be granted with different vesting terms from time to time but generally provide for vesting of at least 25% of the total number of shares per year. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares so purchased shall be subject to repurchase by us at the original exercise price of the option. Such repurchase rights generally lapse at a minimum rate of 25% per year from the date the option was granted. As of December 31, 2009, there were no shares that are subject to repurchase.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Incentive and Stock Plans (Continued)

        In April 2004, the Board of Directors approved a nonqualified stock option grant for 125,000 shares of our common stock and a grant of 36,000 shares of restricted stock for Mr. Ulric E. Cote as a stand-alone inducement grant in connection with his initial commencement of employment with us as Executive Vice President, Global Sales and Business Development. In October 2007, the Board of Directors approved a stock appreciation right grant of 100,000 shares of our common stock for Mr. Spencer Roeck as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of International. In March 2008, the Board of Directors approved a stock appreciation right grant of 100,000 shares of our common stock for Mr. Todd Sloan as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of Strategic and Professional Marketing. Stockholder approval was not required for any of these grants.

        As of December 31, 2009, 115,317 shares remained as available for grant under the 2002 Plan, 571,183 shares remained as available for grant under the 2001 Plan, no shares remained available for grant under the 1993 Plan, 1995 Plan and no shares remained available for grant under the Director's Plan.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Incentive and Stock Plans (Continued)

        A summary of the activity of our 1993, 2001 and 2002 Plans, the 1995 Directors' Plan and stand alone grant activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2006	1,697,111	3,764,202	$11.18
Additional authorized(a)	225,000	—	—
Options granted(a)	(1,024,490)	1,024,490	18.57
Restricted stock awards and restricted stock units granted	(60,550)	60,550	—
Restricted stock units issued	—	(116,721)	—
Options exercised(b)	—	(370,731)	9.31
Stock appreciation rights exercised(b)	5,912	(8,033)	14.42
Options cancelled and expired	159,505	(159,505)	14.85
Restricted stock awards and restricted stock units cancelled	8,062	(8,062)	—

Balance at December 31, 2007	1,010,550	4,186,190	11.60
Additional authorized(c)	1,600,000	—	—
Options granted(c)	(1,026,910)	1,026,910	17.47
Restricted stock awards and restricted stock units granted	(61,710)	61,710	—
Restricted stock units issued	—	(142,789)	—
Options exercised	—	(378,267)	8.20
Stock appreciation rights exercised	8,571	(52,025)	17.30
Options cancelled and expired(d)	260,453	(357,932)	17.21
Restricted stock awards and restricted stock units cancelled	11,514	(7,625)	—

Balance at December 31, 2008	1,802,468	4,336,172	12.62
Stock appreciation rights and options granted	(1,335,653)	1,335,653	13.66
Restricted stock units granted	(84,634)	84,634	—
Restricted stock units issued	—	(40,448)	—
Options exercised	—	(265,819)	8.22
Stock appreciation rights exercised	—	(8,915)	13.39
Options cancelled and expired	302,632	(302,632)	16.14
Restricted stock units cancelled	1,687	(1,687)	—

Balance at December 31, 2009	686,500	5,136,958	$13.53

(a)
Includes stand-alone inducement grants of stock appreciation rights of 225,000 shares.

(b)
Includes treasury stock issuances of 10,468 shares.

(c)
Includes stand-alone inducement grants of stock appreciation rights of 100,000 shares.

(d)
Includes stand-alone inducement plan cancellation of 93,750 shares.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Incentive and Stock Plans (Continued)

        A summary of the activity for the year ended December 31, 2009 of stock options and stock appreciation rights is as follows:

	Options and Stock Appreciation Rights Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance outstanding at December 31, 2008	4,234,320	$14.20	$9,701,062
Grants	1,335,653	13.66
Exercises	(274,735)	8.39
Cancelled and expired	(302,632)	16.14

Balance outstanding at December 31, 2009	4,992,606	$14.24	$22,941,171

Exercisable at December 31, 2009	3,140,202	$13.53	$16,688,458

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Remaining Life (years)	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$5.56 - $9.76	447,338	4.54	$8.31	447,338	$8.31
$9.95 - $9.95	528,311	3.29	$9.95	528,311	$9.95
$9.96 - $11.03	82,600	5.99	$10.48	62,016	$10.30
$11.35 - $11.35	773,557	9.16	$11.35	170,302	$11.35
$11.47 - $13.90	514,223	4.96	$12.91	466,231	$12.92
$13.40 - $14.95	502,974	4.99	$14.48	477,867	$14.48
$14.97 - $17.34	504,991	8.40	$16.68	158,823	$16.63
$17.49 - $17.74	531,889	8.37	$17.70	206,213	$17.74
$17.97 - $18.25	541,700	7.44	$18.07	341,812	$18.06
$18.37 - $22.61	565,023	7.66	$19.37	281,289	$19.66

$5.56 - $22.61	4,992,606	6.70	$14.24	3,140,202	$13.53

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Incentive and Stock Plans (Continued)

  Restricted Stock

        Restricted stock award and restricted stock unit activity for the year ended December 31, 2009, is as follows:

	Shares and Units	Weighted- Average Grant Date Fair Value
Nonvested stock outstanding at December 31, 2008	105,685	$16.26
Grants	84,634	12.15
Vested	(44,280)	12.93
Cancellations	(1,687)	13.22

Nonvested stock outstanding at December 31, 2009	144,352	$14.04

  Retirement Savings Plan

        Under our retirement savings plan ("401K Plan"), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. There were no employer contributions to the 401K Plan for the years ended 2009, 2008 and 2007.

12. Stockholder's Equity

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

        We have repurchased 91,752 shares of restricted common stock at par value in accordance with the terms of restricted stock agreements. Net of treasury stock issuances of 13,889 shares, 77,863 shares remain as treasury stock. We recorded $18 thousand of tax benefits from stock-based compensation in 2009. No such tax benefit was recognized in 2008 and 2007.

13. Income Taxes

        We adopted the provisions of ASC 740 Income taxes or ("ASC 740"). ASC 740, on January 1, 2007. The adoption of ASC 740 with respect to uncertain tax positions did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2009, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination. The tax returns of Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        In 2009 we recorded provision for income taxes of $0.4 million. In 2008 we recorded a benefit for income taxes of $0.02 million. Our effective tax rate was 4% for 2009. Our effective rate for the twelve months ended December 31, 2009 and 2008 is primarily related to our foreign and domestic operations.

        The amount of unrecognized tax benefits at December 31, 2009 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.6 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

        We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

        For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years Ended December 31,
	2009	2008(a)	2007(a)
United States	$9,424	$6,808	$(14,782)
Foreign	(1,121)	(2,898)	—

Income (loss) before provision (benefit) for income taxes	$8,303	$(3,910)	$(14,782)

(a)
Adjusted for the retrospecitve adoption of ASC 470-20.

        The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current
U.S. Federal	$(138)	$—	$—
State & local	257	—	—
Foreign	133	393	—
Deferred
U.S. Federal	—	—	—
State & local	—	—	—
Foreign	106	(417)	—

Income tax expense (benefit)	$358	$(24)	$—

        As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $198.2 million and $106.8 million respectively. The net operating loss carryforwards includes $7.0 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. If not utilized, these carryforwards will begin to expire starting in 2010. In addition, at December 31, 2009 we had both federal and state research credit carryforwards of approximately

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

$2.5 million and $2.7 million, respectively. If not utilized the federal tax carryforward will begin to expire in 2010 while the California credit can be carried forward indefinitely. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

        We account for income taxes under the asset and liability method set forth by ASC 740. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management's assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

        Our net deferred tax assets consist primarily of net operating loss carry-forwards generated before we achieved profitability. Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded domestic cumulative net losses we have provided a full valuation allowance against our U.S. deferred tax assets. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to begin reversing the remaining deferred tax asset valuation allowance as a reduction of tax expense. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards. However, our tax rate may significantly increase in future periods.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        Significant components of our deferred tax assets and liabilities as of December 31, 2009 and December 31, 2008 are as follows (in thousands):

	Years Ended December 31,
	2009	2008
Deferred tax assets
Current deferred tax assets:
Other—net	$6,700	$3,300

Total current deferred tax assets	6,700	3,300
Net current deferred tax assets:
Net operating loss carryforwards	71,000	76,900
Research credits	2,300	4,400
Capitalized research and development	4,900	5,900
Interest	—	7,500

Total non-current deferred tax assets	78,200	94,700

Total deferred tax assets	84,900	98,000

Less: valuation allowance	(84,900)	(97,700)

Net deferred tax assets	—	300

Deferred tax liabilities
Non current deferred tax liability:
Intangible assets	(1,300)	(1,400)

Net non-current deferred tax liability	$(1,300)	$(1,100)

        Because of our lack of U.S. earnings history, the U.S. deferred tax assets have been offset by a valuation allowance. The increase (decrease) in the valuation allowance was approximately $(12.8) million, $(1.8) million and $14.6 million during 2009, 2008 and 2007, respectively.

        The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S. federal statutory income tax rate	$2,823	$(36)	$(3,945)
Foreign tax	620	731	—
State tax	—	—	231
Permanent items	164	129	(27)
Stock based compensation	307	(6)	1,390
R&D credit refund	(138)	—	—
Valuation allowance	(3,418)	(842)	2,351

Income tax expense (benefit)	$358	$(24)	$—

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        We adopted the provisions of ASC 740, on January 1, 2007. We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2009, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment. The tax returns for our newly acquired French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities. As of December 31, 2009, we also recorded approximately $0.4 million of income tax expense related to uncertain tax position attributable to our French subsidiary.

        A reconciliation of the change in our unrecognized tax benefits ("UTB") is as follows (in thousands):

	Federal and State Tax	Foreign Tax	Federal Tax Benefit of State Income Tax UTBs	Unrecognized Income Tax Benefits—Net of Federal Benefit of State UTBs
Balance at January 1, 2007	$—	$—	$—	$—
Increases for tax positions during 2007	2,271	—	357	1,914

Balance at January 1, 2008	2,271	—	357	1,914
Increases for tax positions during 2008	—	393	—	393
Decreases related to expiration / lapse of statute of limitations during 2008	(46)	—	—	(46)

Balance at December 31, 2008	2,225	393	357	2,261
Increases for tax positions related to current year	154	213	25	342
Decrease for tax positions related to prior years	—	(149)	—	(149)
Decreases related to expiration/lapse of statute of limitations	(77)	—	—	(77)

Balance at December 31, 2009	$2,301	$457	$382	$2,376

        If the $2.4 million of unrecognized income tax benefits is recognized, approximately $0.6 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

        We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Legal Proceedings

        On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., ("Hologic") seeking declaratory judgment by the Court that Hologic's planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic's importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its Answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009 Upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. A trial date is scheduled for February 28, 2011.

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

CONCEPTUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Information (unaudited)

Supplementary Data

Quarterly Results of Operations (Unaudited)

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008(a)	September 30, 2008(a)	June 30, 2008(a)	March 31, 2008(a)
Net Sales	$36,960	$34,247	$33,049	$27,151	$28,525	$26,645	$25,680	$21,127
Cost of goods sold	6,577	5,044	6,671	5,756	5,919	5,090	5,196	5,445

Gross profit	30,383	29,203	26,378	21,395	22,606	21,555	20,484	15,682
Operating expenses:
Research and development	1,931	1,734	2,008	1,407	1,602	1,611	1,644	1,931
Selling, general and administrative	20,257	19,472	23,337	22,570	16,139	16,363	20,081	20,102

Total operating expenses	22,188	21,206	25,345	23,977	17,741	17,974	21,725	22,033

Operating income (loss)	8,195	7,997	1,033	(2,582)	4,865	3,581	(1,241)	(6,351)
Interest income and expense and other expense, net	(1,607)	(1,615)	(1,506)	(1,612)	(1,212)	(1,451)	(1,143)	(958)

Net income (loss) before provision for income taxes	6,588	6,382	(473)	(4,194)	3,653	2,130	(2,384)	(7,309)
Provision (benefit) for income taxes	(15)	150	82	141	(305)	113	168	0

Net income (loss)	6,603	6,232	(555)	(4,335)	3,958	2,017	(2,552)	(7,309)

Basic income (loss) per share	$0.21	$0.20	$(0.02)	$(0.14)	$0.13	$0.07	$(0.08)	$(0.24)

Diluted income (loss) per share	$0.21	$0.20	$(0.02)	$(0.14)	$0.13	$0.06	$(0.08)	$(0.24)

Weighted average shares used in computing basic net income (loss) per share	30,728	30,599	30,518	30,438	30,362	30,342	30,217	29,935

Weighted average shares used in computing diluted net income (loss) per share	31,661	31,503	30,518	30,438	30,874	31,207	30,217	29,935

(a)
Adjusted for the retrospective adoption of ASC 470-20.

Conceptus, Inc.

Schedule II
Schedule of Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$167	$264	$—	$431
Year ended December 31, 2008	$431	$74	$27	$478
Year ended December 31, 2009	$478	$165	$43	$600

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, California on this 15th day of March 2010.

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

Signature	Title	Date

/s/ MARK M. SIECZKAREK (Mark M. Sieczkarek)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010
/s/ GREGORY E. LICHTWARDT (Gregory E. Lichtwardt)	Executive Vice President, Treasurer and Chief Financial Officer	March 15, 2010
/s/ JOHN BISHOP (John Bishop)	Director	March 15, 2010
/s/ THOMAS F. BONADIO (Thomas F. Bonadio)	Director	March 15, 2010
/s/ PAUL A. LAVIOLETTE (Paul A. Laviolette)	Director	March 15, 2010
/s/ ROBERT V. TONI (Robert V. Toni)	Director	March 15, 2010

Signature	Title	Date

/s/ KATHRYN A. TUNSTALL (Kathryn A. Tunstall)	Director	March 15, 2010
/s/ PETER L. WILSON (Peter L. Wilson)	Director	March 15, 2010

EXHIBIT INDEX

Exhibit Number	Description
10.29	Twelfth Amended and Restated 2001 Equity Incentive Plan.
21	List of Conceptus subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See signature page to this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.