Form 10-Q
period 2010-03-31
CONCEPTUS INC
filed 2010-05-07
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 31,032,306 shares of Registrant’s Common Stock issued and outstanding as of May 1, 2010.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$29,544	$61,658
Short-term investments	52,642	40,626
Put option	3,203	2,933
Accounts receivable, net	17,687	17,315
Inventories	5,123	4,908
Prepaids	3,316	1,897
Other current assets	2,088	1,540
Total current assets	113,603	130,877

Property and equipment, net	9,970	9,782
Debt issuance costs, net	871	987
Intangible assets, net	26,637	27,687
Long-term investments	13,903	—
Restricted cash	362	360
Goodwill	16,257	17,318
Other assets	119	128
Total assets	$181,722	$187,139

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,390	$5,878
Accrued compensation	5,767	8,208
Line of credit	25,670	29,240
Other accrued liabilities	3,968	4,012
Total current liabilities	40,795	47,338

Deferred tax liability	1,155	1,277
Notes payable	77,615	76,531
Other accrued liabilities	1,121	1,135
Total liabilities	120,686	126,281

Stockholders’ equity:
Common stock and additional paid-in capital	299,833	296,191
Accumulated other comprehensive loss	(2,106)	(993)
Accumulated deficit	(236,691)	(234,340)
Treasury stock, 77,863 shares, at cost	—	—
Total stockholders’ equity	61,036	60,858

Total liabilities and stockholders’ equity	$181,722	$187,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2010	2009

Net sales	$33,358	$27,151
Cost of goods sold	6,391	5,756
Gross profit	26,967	21,395

Operating expenses:
Research and development	1,746	1,407
Selling, general and administrative	25,979	22,570
Total operating expenses	27,725	23,977

Operating loss	(758)	(2,582)

Interest income	273	356
Interest expense	(1,756)	(1,718)
Other income (expense), net	24	(250)
Total interest income and expense and other income (expense), net	(1,459)	(1,612)

Loss before provision for income taxes	(2,217)	(4,194)

Provision for income taxes	134	141
Net loss	$(2,351)	$(4,335)

Basic and diluted net loss per share	$(0.08)	$(0.14)

Weighted-average shares used in computing basic and diluted net loss per share	30,930	30,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(2,351)	$(4,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,097	1,013
Amortization of debt issuance costs	116	116
Accretion of notes payable	1,084	1,025
Amortization of intangible assets	819	180
Amortization and accretion of discount and premium on investments	126	—
Loss (gain) on put option	(270)	177
Loss (gain) on trading securities	274	(155)
Stock-based compensation expense	1,729	1,347
Loss (gain) on disposal of property and equipment	11	(12)
Changes in operating assets and liabilities:
Accounts receivable	(727)	(459)
Inventories	(155)	1,014
Other current assets	(2,006)	(375)
Accounts payable	92	1,195
Accrued compensation	(2,279)	(1,321)
Other accrued and long term liabilities	(42)	(115)
Net cash used in operating activities	(2,482)	(705)

Cash flows from investing activities
Sales and maturities of investments	5,175	—
Purchase of investments	(31,539)	—
Capital expenditures	(1,393)	(848)
Net cash used in investing activities	(27,757)	(848)

Cash flows from financing activities
Proceeds from line of credit	1,828	1,067
Repayment of line of credit	(5,398)	(97)
Proceeds from issuance of common stock	1,843	225
Net cash (used in) provided by financing activities	(1,727)	1,195

Effect of exchange rate changes on cash and cash equivalents	(148)	(121)

Net decrease in cash and cash equivalents	(32,114)	(479)
Cash and cash equivalents at beginning of the period	61,658	54,720
Cash and cash equivalents at end of the period	$29,544	$54,241

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

The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the operating results for the full 2010 fiscal year or any other future interim periods.

We have a limited history of operations with the Essure system and since our inception in 1992, we have incurred cumulative operating losses until we experienced our first operating profit in Fiscal 2009.  In December 2006, we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027.  The notes can be convertible into shares within certain time periods, without having to meet the other contingent convertibility conditions as outlined in Note 9 — Convertible Senior Notes.  The first period is the window between December 15, 2011 and February 15, 2010.  The second period is anytime after February 15, 2025 up until maturity at February 15, 2027.   If the notes are converted, then upon conversion (“net shares settlement”), holders will receive cash and in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have adopted this guidance in the first quarter of 2010.  See Note 4 — Fair Value Measurement.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. We adopted this guidance in the first quarter of fiscal 2010 and the adoption did not have a material impact on our financial condition, results of operations, or cash flows.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Functional Currency

On January 7, 2008, we acquired Conceptus SAS, which sells to customers throughout Europe.  Sales by Conceptus SAS are denominated in Euros. On December 15, 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary.  In preparing our condensed consolidated financial statements, we are required to translate the financial statements of Conceptus SAS and CML from the currency in which they keep their accounting records into U.S. Dollars.  Conceptus SAS and CML both maintain their accounting records in the functional currency which is also their local currency. The functional currency of CML is the British Pound and the functional currency of Conceptus SAS is the Euro.  The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of Conceptus SAS and CML has been determined to be their local currency, any gain or loss associated with the translation of Conceptus SAS’s and CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive loss.  If in the future we determine that there has been a change in the functional currency of Conceptus SAS or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2010 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded as of March 31, 2010.

Other intangible assets include patents, customer relationships, license agreements and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with ASC 350, Goodwill and Other.  We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets from Ovion Inc, and intangible assets acquired in connection with our acquisition of Conceptus SAS, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (see Note 5 — Goodwill and Intangible Assets).  Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

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

3.  Investments

As of March 31, 2010, we held $38.4 million (par value) in auction rate securities, or ARS, backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

Our ARS are short-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par.  We have experienced failed auctions since 2008 on most of our ARS.   The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 2010 through July 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights at par value.  However, if the Rights are not exercised before July 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  We had settlements of our ARS in the three months ended March 31, 2010 of $5.2 million at full par value and recorded a loss of $0.3 million which represents the decrease in the fair value of the ARS.  The fair value of the ARS at March 31, 2010 is $35.2 million.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of ASC 825 Financial Instruments.  As a result of our election to record the Rights at fair value, unrealized gains and losses have been included in earnings.    We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk. For the three months ended March 31, 2010, we recorded an additional gain of $0.3 million which represents the increase in the fair value of the put option.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments.  We recorded unrealized gains and losses on our available-for-sale securities, in accumulated other comprehensive income (loss) in the stockholders’ equity section of our balance sheets.  Such an unrealized loss did not change net income (loss) for the applicable accounting period.

In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 2010, we transferred our ARS from available-for-sale to trading securities in accordance with ASC 320 Investments — Debt and Equity Securities.   The transfer to trading securities reflected our intent to exercise our put option during the third quarter of 2010.   Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value.

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

As of March 31, 2010 we had short and long-term investments of $31.4 million recorded at fair value in addition to the $35.2 million of ARS.  Our investments consist of time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds.  We will sell certain or all investments as needed to meet the cash flow needs of our business.  Hence our investments are classified as available-for-sale securities in accordance with ASC 320 Investments — Debt and Equity Securities.  Investments are classified as short-term or long-term based on the underlying investments maturity date.

The following table summarized our amortized cost, unrealized gains and loss, and the fair value of our available-for-sales investments, as of March 31, 2010 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
Investments:
Corporate bonds	$19,670	$6	$(43)	$19,633
U.S. government bonds	6,510	3	(8)	6,505
U.S. treasury bills	3,987	—	(1)	3,986
Time deposits	1,245	—	(1)	1,244

Total	$31,412	$9	$(53)	$31,368

Reported as:
Short-term investments	$17,482	$2	$(19)	$17,465
Long-term investments	13,930	7	(34)	13,903

Total	$31,412	$9	$(53)	$31,368

We had several investments that were in an unrealized loss position as of March 31, 2010.  We have determined that (i) we do not have the intent to sell any of these investments, and (ii) it is more likely than not that we will not be required to sell any of these investments before recovery of the entire amortized cost basis.  We review our investments to identify and evaluate investments that have an indication of possible impairment.  As of March 31, 2010 we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2010.

The following table presents our available-for-sale investments that are in an unrealized loss position as of March 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Corporate bonds	$7,724	$(17)	$7,474	$(26)	$15,198	$(43)
U.S. treasury bills	3,987	(1)	—	—	3,987	(1)
U.S. government bonds	—	—	1,992	(8)	1,992	(8)
Time deposits	1,244	(1)	—	—	1,244	(1)

	$12,955	$(19)	$9,466	$(34)	$22,421	$(53)

4.     Fair Value Measurements

On January 1, 2008, we adopted the methods of fair value as described in ASC 820 Fair Value Measurement and Disclosure (“ASC 820”) to value our financial assets and liabilities.  As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Fair value of Assets

Our cash and cash equivalents and investments, other than ARS, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of March 31, 2010, our Level 1 instruments were investments in money market funds, time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds.

As a result of continued auction failures, quoted prices for our ARS did not exist as of March 31, 2010 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker/dealer that held our ARS included their estimated market value as of March 31, 2010. Our broker/dealer valued our ARS at 89% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker/dealer declined to provide detailed information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of these ARS as of March 31, 2010.

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

The put option is a free standing asset separate from the ARS, and represents our contractual right to require our broker, UBS, to purchase our ARS at par value during the period of June 2010 through July 2012.  The put option is classified as short-term because we intend to is to sell our ARS under the Rights at the inception of the Rights period in the third quarter of 2010.  See Note 3 — Investments.

Periodically, during the three months ended March 31, 2010 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment.  As of March 31, 2010, we had foreign currency forward contracts to sell 5.2 million Euros in exchange for $7.4 million maturing in April 2010 through July 2010.  As of March 31, 2010 these forward contracts are recorded at their fair value of $0.5 million in other current assets on our condensed consolidated balance sheet.  We have outstanding short-term intercompany receivables of $7.4 million as of March 31, 2010.  We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations.  We have developed a foreign currency exchange policy to govern our forward contracts.  These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses.  We have not entered into any other types of derivative financial instruments for trading or speculative purpose.  Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.  Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current assets on our condensed consolidated balance sheet as of March 31, 2010.

Assets measured at fair value on a recurring basis at March 31, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	March 31	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	Level 1	Level 2	Level 3

Assets:
Auction rate securities	35,177	—	—	35,177
Money market funds	23,179	23,179	—	—
Corporate bonds	19,633	19,633	—	—
U.S. government bonds	6,505	6,505	—	—
U.S. treasury bills	3,986	3,986	—	—
Put option	3,203	—	—	3,203
Time deposits	1,244	1,244	—	—
Foreign currency forward contract	451	—	451	—
Total assets	$93,378	$54,547	$451	$38,380

Assets measured at fair value on a recurring basis at December 31, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31	Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	Level 1	Level 2	Level 3

Assets:
Money market funds	$54,884	$54,884	$—	$—
Auction rate securities	40,626	—	—	40,626
Put option	2,933	—	—	2,933
Foreign currency forward contract	145	—	145
Total assets	$98,588	$54,884	$145	$43,559

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

		Auction Rate
	Put Option	Securities	Total
Balance at December 31, 2009	$2,933	$40,626	$43,559
Sales of auction rate securities	—	(5,175)	(5,175)
Loss on auction rate securities	—	(274)	(274)
Gain on put option	270	—	270
Balance at March 31, 2009	$3,203	$35,177	$38,380

Fair value of Liabilities

The fair value of the Convertible Senior Notes (see Note 9 — Convertible Senior Notes) was estimated using quoted market prices. Accordingly, we have classified our convertible senior notes within Level 1 of the fair value hierarchy and have recorded the carrying value of the notes in long-term liabilities on our condensed consolidated balance sheet as of March 31, 2010.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Convertible senior notes	$77,615	$84,189	$76,531	$81,075

5.            Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual bases or more frequent upon the occurrence of circumstances that indicate that goodwill assets might be impaired.  We did not record any impairment of goodwill during the three months ended March 31, 2010.

The changes in carrying amount of goodwill for the three months ended March 31, 2010 is as follows (in thousands):

Three Months
Ended March 31,
2010
Goodwill, beginning of period	$17,318
Effect of currency translation	(1,061)
Goodwill, end of period	$16,257

The following table provides additional information concerning intangible assets (in thousands):

Intangible assets are being amortized over straight-line periods ranging from 3 to 9 years.

		March 31, 2010				December 31, 2009
	Weighted average remaining life (years)	Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value	Net book value

Patent and Licenses	8.5	$25,750	$(2,578)	$—	$23,172	$23,854
Customer relationships	6.8	5,024	(1,208)	(368)	3,448	3,809
Covenant not to compete	0.8	71	(51)	(3)	17	24

Total intangibles		$30,845	$(3,837)	$(371)	$26,637	$27,687

6.     Inventories

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$20	$92
Work-in-progress	1,164	1,577
Finished goods	3,939	3,239
Total	$5,123	$4,908

7.     Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Balance at the beginning of the period	$277	$272
Accruals for warranties issued during the period	160	59
Settlements made in kind during the period	(143)	(99)
Balance at the end of the period	$294	$232

8.     Stock-Based Compensation

Net loss for the first quarter of 2010 included stock-based compensation expense under ASC 718, Compensation — Stock Compensation (“ASC 718”), of approximately $1.7 million, which consisted of stock-based compensation expense of approximately $1.5 million related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million related to employee restricted stock and restricted stock units.

Net loss for the first quarter of 2009 included stock-based compensation expense under ASC 718 of approximately $1.3 million, which consisted of stock-based compensation expense of approximately $1.1 million related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.2 million related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $32,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, we calculated the fair value of each stock option and stock appreciation right on the date of grant using the Black-Scholes model as prescribed by ASC 718.  The assumptions used were as follows:

	Three Months Ended March 31,
	2010	2009
Expected term (in years)	4.15	4.35
Average risk-free interest rate	1.97%	1.61%
Average volatility factor	51.4%	52.6%
Dividend yield	—	—

Stock Options and Stock Appreciation Rights: During the three months ended March 31, 2010, we granted stock appreciation rights for 457,500 shares of common stock, with an estimated total grant date fair value of approximately $3.8 million and a grant date weighted-average fair value of $8.31 per share.  During the three months ended March 31, 2009, we granted stock appreciation rights for 842,057 shares of common stock, with an estimated total grant date fair value of approximately $4.2 million and a grant date weighted-average fair value of $4.99 per share.

Restricted Stock Units: In connection with restricted stock units granted, we recorded stock compensation expense representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended March 31, 2010, we granted 58,437 restricted stock units, with a grant-date fair value of approximately $1.1 million and a grant-date weighted-average fair value of $19.52.  During the three months ended March 31, 2009, we granted 24,489 restricted stock units, with a grant-date fair value of approximately $0.3 million and a grant-date weighted-average fair value of $12.25.

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

We concluded that the embedded stock conversion option is not considered a derivative under ASC 815 Derivative and Hedging (“ASC 815”), because the embedded stock conversion option would be recorded in stockholders’ equity if it were a freestanding instrument.

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

Adoption of ASC 470-20

ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”) clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  We adopted ASC 470-20 in the first quarter of fiscal 2009.

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

Interest expense associated with the Convertible Senior Notes consisted of the following (in thousands):

	Three months ended March 31,
	2010	2009

Contractual coupon rate of interest	$478	$478
Accretion of notes payable	1,084	1,025
Interest expense - convertible senior notes	$1,562	$1,503

The carrying amounts of the Convertible Senior Notes are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Beginning carrying amount	$76,531	$72,344
Accretion of note payable	1,084	4,187
Carrying amount	$77,615	$76,531

10.     Credit Line

In November 2008 we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of the fair value of our ARS at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold the ARS at less than par, we would not be entitled to recover the par value support from UBS.  During the three months ended March 31, 2010 we borrowed an additional $1.8 million, and repaid $5.4 million under this line of credit, and our loan balance as of March 31, 2010 was $25.7 million.  Our loan balance as of December 31, 2009 was $29.2 million.  We intend to repay this line of credit in entirety when we exercise our Right to have UBS purchase the underlying ARS at full par value in June 2010.  Our line of credit is payable on demand and we classify as short term.  We believe the fair value equals the balance sheet value.  See Note 3 — Investments.

11.  Income Taxes

We adopted the provisions of ASC 740 Income Taxes or (“ASC 740”) on January 1, 2007.  The adoption of the provisions, did not have a material impact on our financial position and results of operations.   We have not been audited by the Internal Revenue Service or any state income or franchise tax agency.   As of March 31, 2010, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

For the three months ended March 31, 2010 and 2009, we recorded approximately $0.1 million of income tax expense.

The amount of unrecognized tax benefits at March 31, 2010 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.7 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of ASC 740 we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

In preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent to which we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short history of fiscal profitability and a loss for the three months ended March 31, 2010, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended
	March 31,
	2010	2009
Numerator:
Numerator for diluted earning per share - Loss available to common stockholders	$(2,351)	$(4,335)

Denominator:
Weighted-average number of common shares outstanding	30,930	30,442
Less: Weighted-average unvested and restricted common shares	—	(4)
Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	30,930	30,438

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At March 31,
	2010	2009
Outstanding options and stock appreciation rights	5,209	4,826
Restricted stock awards	—	4
Restricted stock units	157	101
Employee stock purchase plan	22	19
Warrants issued in connection with our convertible notes	3,093	3,093
Total	8,481	8,043

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

13.  Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive loss consists of cumulative translation adjustments. A summary of the comprehensive loss for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(2,351)	$(4,335)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(1,069)	(1,483)
Change to unrealized loss on available-for-sale securities	(44)	—
Comprehensive loss	$(3,464)	$(5,818)

The balance of each component of accumulated other comprehensive loss, net of taxes, as of March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	Foreign Currency Translation	Unrealized Gains (Loss) on Available- For-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2009	$(993)	$—	$(993)
Net change during the three month period	(1,069)	(44)	(1,113)
Balance as of March 31, 2010	$(2,062)	$(44)	$(2,106)

14.  Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009
Net sales (in thousands)	$33,358	$27,151

United States of America	76%	78%
France	21%	15%
Rest of Europe	1%	6%
Other	2%	1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2010 and 2009.  One customer accounted for 11% of our total gross accounts receivable at March 31, 2010.

15.  Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States.  Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity.  On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to the Company.  On April 21, 2010 the court issued an order denying the Company’s Motion to Compel and granted the Company’s Motion to Amend its Complaint to assert counterclaims against Defendant that the Defendant had engaged in unfair competition against the Company and had violated the Lanham Act.  A trial date on the patent claims and unfair competition claims is scheduled for February 28, 2011.

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2010 revenues and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 13, 2010 and those included elsewhere in this Form 10-Q.

Overview

We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women.   The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing benign tissue in-growth which blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up.  We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002.  Over 370,000 women worldwide have undergone the Essure procedure.

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

On December 15, 2008, we incorporated Conceptus Medical Limited (“CML”) as a wholly owned subsidiary in the United Kingdom to serve as our direct sales office in the United Kingdom after terminating our distributor relationship with our previous distributor during the fourth quarter of 2008.  This incorporation further expanded our presence in international markets and has increased our revenues as we now recognize sales at end-user pricing in United Kingdom.

During 2009 we received a National Institute for Health and Clinical Excellence (“NICE”) positive recommendation in the United Kingdom and an approval for the Essure procedure from the Brazilian National Health Service.  During 2009, we sold the Essure system in twenty two countries.  For financial information about geographic areas and for segment information with respect to net sales, refer to the information set forth in Note 14 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

Currently, local anesthesia is used as the predominate method of controlling discomfort during the Essure procedure.   General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician.   The Essure procedure can be performed in the comfort of a physician’s office in less than ten minutes (average hysteroscopic time) without hormones, cutting, burning or the risks associated with general anesthesia or tubal ligation.  A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure procedure is effective without drugs or hormones. There is a three-month waiting period after the Essure procedure is completed during which the patient must continue to use her current form of birth control or an alternative form while tissue in-growth occurs.  After three months, U.S. patients complete a confirmation test called a hysterosalpingogram, or HSG, which provides confirmation to both the doctor and the patient of the placement of the inserts and the occlusion of the fallopian tubes. Outside of the United States, the confirmation test is a standard flat plate pelvic X-ray conducted three months after completion of the procedure, with a subsequent HSG if device location on the initial radiographic image appears suspicious.

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

•                  Performed in the comfort of the doctor’s office in less than 10 minutes;

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

•                  Less resource-intensive environment: While Essure procedures may be performed in various settings including the physician office, hospital operating room and an ambulatory surgery center, the majority of Essure procedures now take place in physicians’ offices.

Benefits to the payers:

•                  Lower cost procedure:  Due to reduced use of general or regional anesthesia and reduced number of post-operative hospital stays;

•                  Elimination of costs:  No operating room expenses because the procedure can be performed in the physician’s office; and

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

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of March 31, 2010 we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable office reimbursements in 26 states (defined as $1,800 or more) in the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2010, the Centers for Medicare and Medicaid Service (“CMS”), the Medicare Physician Fee Schedule national average payment for hysteroscopic sterilization (“CPT code”) is $423.05 when performed in a hospital (facility) and $1,822.41 (non-facility) when performed in a physician’s office. In addition, in the CMS Final Rule for the 2010 Outpatient Prospective Payment System, or OPPS, which assigns hospital outpatient reimbursement amounts, CPT 58565 maps to APC 202 which is assigned a Medicare National Average of $3,032.56, which under Medicare includes the cost of the implant.  In 2010, the Medicare national average payment for hysteroscopic sterilization in the Ambulatory Surgery Center (“ASC”) is $1,671.96, which includes the cost of the implant. We believe these values are favorable for the Essure procedure and will help in establishing increased utilization of the device amongst doctors.

Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

During the last several years, we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. In Europe, we are developing a strategic plan to obtain reimbursement in a number of European countries. In France, we have obtained official reimbursement with the Haute Autorité de Santé (“HAS”). The Essure procedure is covered in France for all age-appropriate women, regardless of their medical status.  The Economic Committee for Healthcare Devices in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 663 Euros, net of value added tax, for the next five years.

We have experienced significant cumulative operating losses since inception and, as of March 31, 2010, had an accumulated deficit of $236.7 million. Although we were profitable in 2009, we experienced a net loss in the first quarter of 2010 and there is a risk that we may not sustain profitability.   We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will be in a net loss position unless sufficient revenues can be generated to offset expenses.

Results of Operations - Three Months Ended March 31, 2010 and 2009

(in thousands, except percentages)

	Three Months Ended March 31,
	2010		2009		2010- 2009%
	Amount	% (a)	Amount	% (a)	Change
Net sales	$33,358	100%	$27,151	100%	23%
Gross profit	26,967	81%	21,395	79%	26%
Research and development expenses	1,746	5%	1,407	5%	24%
Selling, general and administrative expenses	25,979	78%	22,570	83%	15%
Net loss	(2,351)	-7%	(4,335)	-16%	46%

(a) Expressed as a percentage of total net sales.

Net Sales

Net sales were $33.4 million for the three months ended March 31, 2010 as compared to $27.2 million for the three months ended March 31, 2009, representing an increase of approximately $6.2 million or 23%.  The increase is the result of continued commercialization and marketing of the Essure system worldwide and reflects the increasing numbers of physicians entering and completing training in the use of the procedure.  The increase also reflects continuation of our programs aimed at raising consumer and physician awareness of the Essure procedure.

International sales comprised 24% of our total net sales in the three months ended March 31, 2010.  International sales increased 33% compared to the three months ended March 31, 2009.  The increase in international sales reflects our continued focus on growing our current markets such as France and the expansion into new markets.  The net sales increase also reflects a domestic revenue increase of 20% in the three months ended March 31, 2010 as compared to the similar period in 2009.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009
Net sales (in thousands)	$33,358	$27,151

United States of America	76%	78%
France	21%	15%
Rest of Europe	1%	6%
Other	2%	1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2010 and 2009.  One customer accounted for 11% of our total gross accounts receivable at March 31, 2010.

We expect our net sales for 2010 to be in the range of approximately $160.0 million to $165.0 million, which would represent 22% to 26% growth from net sales in 2009 as we continue to increase the number of physicians performing the Essure procedure. We will also continue our programs aimed at raising patient awareness of the Essure procedure, such as radio, print and television advertising. We believe our revenue growth in 2010 and beyond will be significantly influenced by how successful we are in achieving our patient awareness objectives and physicians entering and completing training. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K, our expected revenue growth involves many risk factors, some of which are not entirely within our control.

Gross Profit

Cost of goods sold for the three months ended March 31, 2010 was $6.4 million as compared to $5.8 million for the three months ended March 31, 2009, this represents an increase of $0.6 million, or 11%.  Gross margin for the three months ended March 31, 2010 was 81% as compared to 79% for the comparable period in 2009. The quarter-over-quarter increase in gross margin is related to lower manufacturing costs associated with higher unit volume and a domestic price increase implemented during the latter part of the first quarter of 2010.  Our gross profit margin will vary as our geographic mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.7 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively, which represents an increase of $0.3 million, or 24%. As a percentage of revenues, research and development expenses for the three months ended March 31, 2010 and 2009 represented 5%, respectively.  The primary reason for the increase is due to higher cost related to consulting expenses and payroll related expenses for the next generation of Essure device.

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

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended March 31, 2010 were $26.0 million as compared to $22.6 million for the three months ended March 31, 2009, which represents an increase of $3.4 million, or 15%.  As a percentage of revenues, selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 represented 78% and 83%, respectively.

The increases were primarily the result of payroll and stock compensation expenses of approximately $1.3 million, primarily due to the expansion of the U.S. field sales force.  Legal fees increased by approximately $0.8 million due to the litigation associated with defense of our patents.  Advertising expenditures increased by approximately $0.4 million primarily for our consumer-awareness campaign.  The increase also reflects the following:  increased rent, insurance and business taxes of approximately $0.3 million; increased travel related expenses of approximately $0.2 million; increased market research related expenses of approximately $0.2 million; and increased bad debt and banking fees of approximately $0.2 million.  We expect selling, general and administrative expenses to increase in the second quarter of 2010 as we expect to hire additional sales professionals and to continue our consumer-awareness campaign in targeted markets.

Total interest income and expenses and other income and expenses, net

Total interest income and expenses and other income and expenses, net for the three months ended March 31, 2010 was a net expense of $1.5 million as compared to a net expense of $1.6 million for the three months ended March 31, 2009, which represents a decrease of $0.1 million or 9%.

Total interest income, including the net amortization and accretion of premiums and discounts, in the three months ended March 31, 2010 was lower by 23% compared with the three months ended March 31, 2009.  Interest income, without the net amortization and accretion of premiums and discounts of approximately $0.1 million, increased by 12% due to the interest earned in available-for-sale investments such as time deposits, U.S. treasury bills, U.S. Government bonds and corporate bonds purchased during the first quarter of 2010.

Other income and expense, net increased by $0.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to the foreign exchange loss in 2009.

Provision for income taxes

In accordance with ASC 740 Income Taxes or (“ASC 740”), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.  We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We evaluate the need for a valuation allowance for our deferred tax assets. Due to our cumulative pre-tax U.S. losses and the current uncertainty of our ability to realize our U.S. deferred tax assets, a valuation allowance in an amount equal to our U.S. deferred tax assets has been recorded.

We adopted the provisions of ASC 740, on January 1, 2007.  The adoption of ASC 740 with respect to uncertain tax positions did not have a material impact on our financial position and results of operations.   We have not been audited by the Internal Revenue Service or any state income or franchise tax agency.   As of March 31, 2010, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination.  The tax returns of Conceptus SAS for the years end 2005 to 2007 were examined and closed by the French tax authorities in 2008.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization.

For the three months ended March 31, 2010 and 2009, we recorded approximately $0.1 million of income tax expense.

The amount of unrecognized tax benefits at March 31, 2010 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.7 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  In connection with the adoption of ASC 740 we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

In preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short history of fiscal profitability and a loss for the three months ended March 31, 2010, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of March 31, 2010, had an accumulated deficit of $236.7 million. Although we were profitable in 2009, we experienced a net loss in the first quarter of 2010 and there is a risk that we may not sustain profitability.   We will continue to expend substantial resources in the selling and marketing of the Essure system worldwide.  We will remain in an accumulated deficit position unless sufficient revenues can be generated to offset expenses.

As of March 31, 2010, we also held $38.4 million (par value) in auction rate securities (“ARS”) backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. The fair value of ARS as of March 31, 2010 is $35.2 million.  These ARS have a contractual maturity ranging from 2028 through 2047.  Our ARS are classified short-term debt instruments.  Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par.  We have experienced failed auction in 2009 on some of our ARS.   The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer from UBS AG, providing us with the Rights to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 2010 through July 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights at par value in June 2010.  However, if the Rights are not exercised before July 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  We had settlements of our ARS in the three months ended March 31, 2010 of $5.2 million at full par value.  UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

During the three months ended March 31, 2010, we invested $31.5 million in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds.  We will sell certain or all investments as needed to meet the cash flow needs of our business.  Hence our investments in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds are classified as available-for-sale securities in accordance with ASC 320 Investments — Debt and Equity Securities.  Investments are classified as short-term or long-term based on the underlying investments maturity date.  As of March 31, 2010 we had $17.5 million classified as short-term investments and $13.9 million classified as long-term investments.  See Note 3 — Investments in the Notes to Condensed Consolidated Financial Statements.

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

• The market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt; and

• The insurance payer community’s acceptance of and reimbursement for the Essure system.

As of March 31, 2010, we had cash and cash equivalents of $29.5 million, compared to $61.7 million at December 31, 2009. In addition we had short-term and long-term investments of $66.6 million as of March 31, 2010, compared to $40.6 million of short-term investments at December 31, 2009.  The decrease of $32.1 million of cash and cash equivalents is primarily due to cash used in investing activities to purchase investments.

We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

Sources and Uses of Cash

Our cash flows for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended March 31,
	2010	2009
Net cash used in operating activities	$(2,482)	$(705)
Net cash used in investing activities	(27,757)	(848)
Net cash (used in) provided by financing activities	(1,727)	1,195
Effect of exchange rate changes on cash and cash equivalents	(148)	(121)
Net decrease in cash and cash equivalents	$(32,114)	$(479)

Operating Activities

Net cash used in operating activities was $2.5 million in the three months ended March 31, 2010, as compared to $0.7 million used in the three months ended March 31, 2009.  Net cash used in operating activities in the three months ended March 31, 2010 was primarily related to:

•                  net loss of $2.4 million;

•                  non-cash related items such as accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs amortization and intangible amortization were $4.8 million.

Net cash used in the operating activities in the three months ended March 31, 2009 was primarily related to:

•                  net loss of $4.3 million; and

•                  non-cash related items such as accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs amortization and intangible amortization were $3.7 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $27.8 million, primarily due to investments purchases of $31.5 million and capital expenditures primarily related to purchases of additional hysteroscopy equipment of $1.4 million.  These were offset by the settlements of our ARS for $5.2 million at full par value during the three months ended March 31, 2010.

Net cash used in investing activities for the three months ended March 31, 2009 was $0.8 million, due to capital expenditures primarily related to purchases of additional hysteroscopy equipment.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2010 was $1.7 million.  This was due to $3.7 million from the issuance of common stock from our stock programs and from proceeds from our UBS line of credit, offset by repayment of our UBS line of credit of $5.4 million.  See Note 10 — Credit Line in the Notes to Condensed Consolidated Financial Statements.

Net cash provided by financing activities in the three months ended March 31, 2009 was $1.2 million due primarily from the issuance of common stock from our stock option programs and proceeds from our revolving credit line agreement with UBS.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have adopted this guidance in the first quarter of 2010.  See Note 4 — Fair Value Measurement in the Notes to Condensed Consolidated Financial Statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. We adopted this guidance in the first quarter of fiscal 2010 and the adoption did not have a material impact on our financial condition, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk:  We have been exposed to interest rate risk through interest earned on holdings of available-for-sale and trading marketable securities. We have experienced failed auctions in 2010 and 2009 of most all of our ARS and there is no assurance that auctions on these ARS in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 38 years) to realize our investments’ recorded value. As of March 31, 2010 we held $38.4 million (par value) in ARS, $35.2 million of fair value which are variable rate debt instruments and bear interest rates that are due to reset approximately every 20-30 days. In September 2009 we re-classified the ARS from long-term investments to short-term investments because our intention is to sell our ARS under the Rights at par value at the inception of the Rights period in the third quarter of 2010.   Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk.  As of March 31, 2010 we had short and long-term available-for-sale investments of $31.4 million recorded at fair value.  At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of March 31, 2010.  We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy.  We believe the overall credit quality of our portfolio is strong.  There were no impairment charges on our investments for the three months ended March 31, 2010.  A hypothetical 100 based point change in interest rates will not have a material impact on the fair value of our available-for-sale investments.  See Note 3 — Investments in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk:    A portion of our net sales are denominated in the Euro and the British Pound.  To date the foreign currency exchange risk related to British Pounds has been minimal due to the size of Conceptus Medical Limited.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities.  Periodically, during 2010 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment.  As of March 31, 2010, we had foreign currency forward contracts to sell 5.2 million Euros in exchange for $7.4 million maturing in April 2010 through July 2010.  As of March 31, 2010 these forward contracts are recorded at their fair value of $0.5 million in other current assets on our condensed consolidated balance sheet.  We have outstanding short-term intercompany receivables of $7.4 million as of March 31, 2010.  We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.  A potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar/local currency exchange rate would be approximately $0.7 million.

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

As of March 31, 2010, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States.  Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity.  On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to the Company.  On April 21, 2010 the court issued an order denying the Company’s Motion to Compel and granted the Company’s Motion to Amend its Complaint to assert counterclaims against Defendant that the Defendant had engaged in unfair competition against the Company and had violated the Lanham Act.  A trial date on the patent claims and unfair competition claims is scheduled for February 28, 2011.

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2009 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of March 31, 2010 should be considered carefully while evaluating the Company and our business.

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

At March 31, 2010, we had cash and cash equivalents of $29.5 million (excluding our investments in auction rate securities discussed below).  This available cash and cash equivalents are held in accounts at financial institutions and consist of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing money market funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States and traditional money market funds.  We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We maintain an investment portfolio of various holdings, types, and maturities. These securities are classified as available-for-sale.  As of March 31, 2010 we had short and long-term investments of $31.4 million recorded at fair value.  Our portfolio includes time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market significant price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.”

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

As of March 31, 2009, we held approximately $38.4 million (par value), with a fair value of $35.2 million of investments consisting entirely of auction rate securities backed by federal and state student loans securities.  These auction rate securities have contractual maturities ranging from 2028 through 2047.  These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 20 to 30 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of each such period, we historically have either chosen to roll-over these securities or redeem the securities for cash.

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

The Health Care Reform Legislation was signed into law March 30, 2010 and among other provisions enacts an excise tax on medical device manufacturers on sales beginning January 1, 2013. There are numerous other provisions in the legislation. As a result, our effective tax rate and results of operations would be adversely affected and our ability to innovate and conduct necessary research and development to remain competitive with large, global companies could be negatively impacted.  We cannot predict what other healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States.  Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity.  On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to the Company.  On April 21, 2010 the court issued an order denying the Company’s Motion to Compel and granted the Company’s Motion to Amend its Complaint to assert counterclaims against Defendant that the Defendant had engaged in unfair competition against the Company and had violated the Lanham Act.  A trial date on the patent claims and unfair competition claims is scheduled for February 28, 2011.

Item 6. Exhibits

Number	Description
10.3	Amended Exhibit E - Product Pricing to the Medical Production Manufacturing Agreement by and between Conceptus, Inc. and Avail Medical Products, Inc. dated April 19, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 07, 2010

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer
and Chief Financial Officer