Form 10-Q
period 2010-06-30
CONCEPTUS INC
filed 2010-08-06
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 31,071,655 shares of Registrant’s Common Stock issued and outstanding as of August 1, 2010.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$21,458	$61,658
Short-term investments	48,628	40,626
Put option	1,984	2,933
Accounts receivable, net	19,344	17,315
Inventories	4,598	4,908
Prepaids	2,760	1,897
Other current assets	2,144	1,540

Total current assets	100,916	130,877
Property and equipment, net	10,601	9,782
Debt issuance costs, net	755	987
Intangible assets, net	25,513	27,687
Long-term investments	18,980	—
Restricted cash	365	360
Goodwill	14,750	17,318
Other assets	140	128

Total assets	$172,020	$187,139

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,892	$5,878
Accrued compensation	6,090	8,208
Line of credit	14,176	29,240
Other accrued liabilities	3,779	4,012

Total current liabilities	29,937	47,338
Deferred tax liability	1,008	1,277
Notes payable	78,714	76,531
Other accrued liabilities	1,105	1,135

Total liabilities	110,764	126,281

Stockholders’ equity:
Common stock and additional paid-in capital	302,115	296,191
Accumulated other comprehensive loss	(3,877)	(993)
Accumulated deficit	(236,982)	(234,340)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	61,256	60,858

Total liabilities and stockholders’ equity	$172,020	$187,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$36,847	$33,049	$70,205	$60,200
Cost of goods sold	7,285	6,671	13,676	12,426

Gross profit	29,562	26,378	56,529	47,774

Operating expenses:
Research and development	1,815	2,008	3,561	3,415
Selling, general and administrative	26,330	23,337	52,309	45,908

Total operating expenses	28,145	25,345	55,870	49,323

Operating income (loss)	1,417	1,033	659	(1,549)

Interest income	198	179	472	535
Interest expense	(1,770)	(1,753)	(3,526)	(3,472)
Other income (expense), net	(13)	68	10	(182)

Total interest income and expense and other expense, net	(1,585)	(1,506)	(3,044)	(3,119)

Loss before provision for income taxes	(168)	(473)	(2,385)	(4,668)

Provision for income taxes	123	82	257	223

Net loss	$(291)	$(555)	$(2,642)	$(4,891)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.09)	$(0.16)

Weighted-average shares used in computing basic and diluted net loss per share	31,032	30,518	30,981	30,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(2,642)	$(4,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,241	2,052
Amortization of debt issuance costs	232	233
Accretion of notes payable	2,183	2,064
Amortization of intangible assets	1,627	366
Amortization and accretion of discount and premium on investments	354	—
Loss on put option	949	1,414
Gain on trading securities	(962)	(1,479)
Stock-based compensation expense	3,531	2,930
Loss on disposal of property and equipment	11	4
Changes in operating assets and liabilities:
Accounts receivable	(2,922)	(2,285)
Inventories	393	988
Other current assets	(1,460)	4,747
Accounts payable	826	692
Accrued compensation	(1,833)	(394)
Other accrued and long term liabilities	(237)	1,518

Net cash provided by operating activities	2,292	7,959

Cash flows from investing activities
Sales and maturities of investments	29,935	125
Purchase of investments	(56,510)	—
Restricted cash	(5)	(4)
Capital expenditures	(2,817)	(2,402)

Net cash used in investing activities	(29,397)	(2,281)

Cash flows from financing activities
Proceeds from line of credit	6,615	2,092
Repayment of line of credit	(21,679)	(97)
Proceeds from issuance of common stock	2,323	874

Net cash (used in) provided by financing activities	(12,741)	2,869

Effect of exchange rate changes on cash and cash equivalents	(354)	(9)

Net increase (decrease) in cash and cash equivalents	(40,200)	8,538
Cash and cash equivalents at beginning of the period	61,658	54,720

Cash and cash equivalents at end of the period	$21,458	$63,258

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

The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 may not necessarily be indicative of the operating results for the full 2010 fiscal year or any other future interim periods.

We have a limited history of operations with the Essure® system and since our inception in 1992, we have incurred cumulative operating losses until we experienced our first operating profit in Fiscal 2009. In December 2006, we filed a Registration Statement on Form S-3, through which we may sell from time to time any combination of debt securities, common stock, preferred stock and warrants, in one or more offerings, with an initial offering price not to exceed $150,000,000. In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. The notes can be convertible into shares within certain time periods, without having to meet the other contingent convertibility conditions as outlined in Note 9 – Convertible Senior Notes. The first period is the window between December 15, 2011 and February 15, 2012. The second period is anytime after February 15, 2025 up until maturity at February 15, 2027. If the notes are converted, then upon conversion (“net shares settlement”), holders will receive cash and in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 Fair Value Measurements and Disclosure Requirements, which updated guidance related to fair value measurements and disclosures, and requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have adopted this guidance in the first quarter of 2010. See Note 4 – Fair Value Measurement.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the first half of 2010, the FASB has issued several ASUs – ASU No. 2010-01 through ASU No. 2010-19. Except for ASU No. 2010-06 discussed above and ASU No. 2010-09 Amendments to Certain Recognition and Disclosure Requirements issued in February 2010, Codification Topic ASC 855 – Subsequent Events as presented in the Quarterly Report on Form 10Q for the quarter ended March 31, 2010, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on us.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The primary estimates underlying our financial statements include the write-off of obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, the fair value of our investment portfolio, assumptions regarding variables used in calculating the fair value of our equity awards, impairment of goodwill, intangibles and other long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Functional Currency

On January 7, 2008, we acquired Conceptus SAS, which sells to customers throughout Europe. Sales by Conceptus SAS are denominated in Euros. On December 15, 2008, we incorporated our subsidiary Conceptus Medical Limited (“CML”) to serve as our direct sales office in the United Kingdom. In preparing our condensed consolidated financial statements, we are required to translate the financial statements of Conceptus SAS and CML from the currency in which they keep their accounting records into U.S. Dollars. Conceptus SAS and CML both maintain their accounting records in the functional currency which is also their local currency. The functional currency of CML is the British Pound and the functional currency of Conceptus SAS is the Euro. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of Conceptus SAS and CML has been determined to be their local currency, any gain or loss associated with the translation of Conceptus SAS’s and CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive loss. If in the future we determine that there has been a change in the functional currency of Conceptus SAS or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2010 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded for the six months ended June 30, 2010.

Other intangible assets include patents, customer relationships, license agreements and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with ASC 350, Goodwill and Other. We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets from Ovion Inc, and intangible assets acquired in connection with our acquisition of Conceptus SAS, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (see Note 5 – Goodwill and Intangible Assets). Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

3. Investments

As of June 30, 2010, we held $22.2 million (par value) in auction rate securities, or ARS, backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. These ARS have a contractual maturity ranging from 2028 through 2047.

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

In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the “Rights”). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of July 2010 through July 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2012, so long as we receive payment at par value upon any sale or disposition. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. We had settlements of our ARS in the three and six months ended June 30, 2010 of $16.2 million and $21.4 million at full par value. In addition, we recorded a gain of $1.2 million and $1.0 million, respectively which represents the increase in the fair value of the ARS. The fair value of the ARS at June 30, 2010 is $20.2 million. In July 2010 we exercised our put option to require UBS to purchase the remaining underlying ARS of $22.2 million at full par value. See Note 16 – Subsequent Events.

We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of ASC 825 Financial Instruments. As a result of our election to record the Rights at fair value, unrealized gains and losses have been included in earnings. We estimated the fair value of the Rights using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk. For the three and six months ended June 30, 2010, we recorded an additional loss of $1.2 million and $0.9 million, respectively which represent the decrease in the fair value of the put option.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments. We recorded unrealized gains and losses on our available-for-sale securities, in accumulated other comprehensive income (loss) in the stockholders’ equity section of our balance sheets. Such an unrealized loss did not change net income (loss) for the applicable accounting period.

In connection with our acceptance of the UBS offer in November 2008, resulting in our put option to require UBS to purchase our ARS at par value beginning in June 2010, we transferred our ARS from available-for-sale to trading securities in accordance with ASC 320 Investments – Debt and Equity Securities. The transfer to trading securities reflected our intent to exercise our put option during the third quarter of 2010. Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value.

In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of fair value of our auction rate securities at net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, under the terms of the settlement agreement, if UBS is able to sell our ARS at par, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. In July 2010, we exercised our put option to require UBS to purchase

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the remaining underlying ARS of $22.2 million at full par value. Subsequently, we used the proceeds to repay the remaining balance of $14.2 million on our line of credit and terminated the line of credit. See Note 10 – Credit Line and Note 16 – Subsequent Events.

As of June 30, 2010 we had short and long-term investments of $47.4 million recorded at fair value in addition to the $20.2 million of ARS. Our investments consist of time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds. We will sell certain or all investments as needed to meet the cash flow needs of our business. Hence our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date.

The following table summarized our amortized cost, unrealized gains and loss, and the fair value of our available-for-sales investments, as of June 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments:
Corporate bonds	$28,324	$12	$(119)	$28,217
U.S. government bonds	7,998	5	—	8,003
U.S. treasury bills	9,971	9	—	9,980
Time deposits	1,245	—	—	1,245

Total	$47,538	$26	$(119)	$47,445

Reported as:
Short-term investments	$28,510	$10	$(55)	$28,465
Long-term investments	19,028	16	(64)	18,980

Total	$47,538	$26	$(119)	$47,445

We had several investments that were in an unrealized loss position as of June 30, 2010. We have determined that (i) we do not have the intent to sell any of these investments, and (ii) it is more likely than not that we will not be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of June 30, 2010, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2010.

As of June 30, 2010 weighted average days to maturity for our available for sales securities was 366 days, with the longest maturity date being June 2012.

The following table presents our available-for-sale investments that are in an unrealized loss position as of June 30, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$13,241	$(55)	$9,727	$(64)	$22,968	$(119)

4. Fair Value Measurements

On January 1, 2008, we adopted the methods of fair value as described in ASC 820 Fair Value Measurement and Disclosure (“ASC 820”) to value our financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Fair value of Assets

Our cash and cash equivalents and investments, other than ARS, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of June 30, 2010, our Level 1 instruments were investments in money market funds, U.S. treasury bills, U.S. government bonds and corporate bonds.

As a result of continued auction failures, quoted prices for our ARS did not exist as of June 30, 2010 and, accordingly, we concluded that Level 1 inputs were not available for these assets. Brokerage statements received from our broker/dealer that held our ARS included their estimated market value as of June 30, 2010. Our broker/dealer valued our ARS at 91% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but the broker/dealer declined to provide detailed information relating to their valuation methodologies.

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

The put option is a free standing asset separate from the ARS, and represents our contractual right to require our broker, UBS, to purchase our ARS at par value during the period of July 2010 through July 2012. The put option is classified as short-term because we intend to sell our ARS under the Rights at the inception of the Rights period in the third quarter of 2010. In July 2010, we exercised our put option to require UBS to purchase the remaining underlying ARS of $22.2 million at full par value. Pursuant to this settlement we recorded an additional gain of $2.0 million and a corresponding loss of $2.0 million associated with the exercised underlying put option.

Periodically, during the six months ended June 30, 2010 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of June 30, 2010, we had foreign currency forward contracts to sell 4.7 million Euros in exchange for $6.1 million maturing in July 2010 through October 2010. As of June 30, 2010, these forward contracts are recorded at their fair value of $0.4 million in other current assets on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $6.1 million as of June 30, 2010. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current assets on our condensed consolidated balance sheet as of June 30, 2010.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets measured at fair value on a recurring basis at June 30, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	June 30 2010	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Auction rate securities	$20,163	$—	$—	$20,163
Money market funds	13,491	13,491	—	—
Corporate bonds	28,217	28,217	—	—
U.S. government bonds	8,003	8,003	—	—
U.S. treasury bills	9,980	9,980	—	—
Put option	1,984	—	—	1,984
Time deposits	1,245	1,245	—	—
Foreign currency forward contract	355	—	355	—

Total assets	$83,438	$60,936	$355	$22,147

Assets measured at fair value on a recurring basis at December 31, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2009	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Money market funds	$54,884	$54,884	$—	$—
Auction rate securities	40,626	—	—	40,626
Put option	2,933	—	—	2,933
Foreign currency forward contract	145	—	145	—

Total assets	$98,588	$54,884	$145	$43,559

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) as of June 30, 2010 (in thousands):

	Put Option	Auction Rate Securities	Total
Balance at December 31, 2009	$2,933	$40,626	$43,559
Sales of auction rate securities	—	(5,175)	(5,175)
Loss on auction rate securities	—	(274)	(274)
Gain on put option	270	—	270

Balance at March 31, 2010	$3,203	$35,177	$38,380
Sales of auction rate securities	—	(16,250)	(16,250)
Gain on auction rate securities	—	1,236	1,236
Loss on put option	(1,219)	—	(1,219)

Balance at June 30, 2010	$1,984	$20,163	$22,147

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value of Liabilities

The fair value of the Convertible Senior Notes (see Note 9 – Convertible Senior Notes) was estimated using quoted market prices. Accordingly, we have classified our convertible senior notes within Level 1 of the fair value hierarchy and have recorded the carrying value of the notes in long-term liabilities on our condensed consolidated balance sheet as of June 30, 2010.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$78,714	$80,187	$76,531	$81,075

5. Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual bases or more frequent upon the occurrence of circumstances that indicate that goodwill assets might be impaired. We did not record any impairment of goodwill during the three and six months ended June 30, 2010.

The changes in carrying amount of goodwill for the six months ended June 30, 2010 is as follows (in thousands):

Six Months Ended June 30, 2010
Goodwill, beginning of period	$17,318
Effect of currency translation	(2,568)

Goodwill, end of period	$14,750

The following table provides additional information concerning intangible assets (in thousands):

		June 30, 2010				December 31, 2009
	Weighted average remaining life (years)	Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value	Net book value
Patent and Licenses	8.2	$25,750	$(3,260)	$—	$22,490	$23,854
Customer relationships	6.5	5,024	(1,329)	(682)	3,013	3,809
Covenant not to compete	0.5	71	(56)	(5)	10	24

Total intangibles		$30,845	$(4,645)	$(687)	$25,513	$27,687

Intangible assets are being amortized over straight-line periods ranging from 3 to 9 years.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$46	$92
Work-in-progress	1,084	1,577
Finished goods	3,468	3,239

Total	$4,598	$4,908

7. Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in warranty liability for the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Six months ended June 30,
	2010	2009
Balance at the beginning of the period	$277	$272
Accruals for warranties issued during the period	364	207
Settlements made in kind during the period	(323)	(215)

Balance at the end of the period	$318	$264

8. Stock-Based Compensation

Net loss for the three and six months ended June 30, 2010 included stock-based compensation expense under ASC 718, Compensation – Stock Compensation (“ASC 718”), of approximately $1.8 million and $3.5 million, respectively, which consisted of stock-based compensation expense of approximately $1.5 million and $3.0 million respectively related to employee stock options, employee stock purchase plan and stock appreciation rights and stock-based compensation expense of approximately $0.3 million and $0.5 million respectively related to employee restricted stock and restricted stock units.

Net loss for the three and six months ended June 30, 2009 included stock-based compensation expense under ASC 718 of approximately $1.5 million and $2.9 million, respectively, which consisted of approximately $1.3 million and $2.5 million respectively related to employee stock options, employee stock purchase plan and stock appreciation rights and approximately $0.2 million and $0.4 million respectively related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $5,000 and $56,000 for the three months ended June 30, 2010 and 2009, respectively, and $37,000 and $48,000 for the six months ended June 30, 2010 and 2009, respectively.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and six months ended June 30, 2010 and 2009, we calculated the fair value of each stock option and stock appreciation right on the date of grant using the Black-Scholes model as prescribed by ASC 718. The assumptions used were as follows:

	Three Months Ended June 30,
	2010	2009
Expected term (in years)	—	4.39
Average risk-free interest rate	—	2.03%
Average volatility factor	—	51.9%
Dividend yield	—	—

During the three months ended June 30, 2010 we granted no stock appreciation rights or stock options.

	Six Months Ended June 30,
	2010	2009
Expected term (in years)	4.15	4.35
Average risk-free interest rate	1.97%	1.65%
Average volatility factor	51.4%	52.6%
Dividend yield	—	—

Stock Options and Stock Appreciation Rights: During the three and six months ended June 30, 2010, we granted stock appreciation rights for zero and 457,500 shares of common stock, respectively, with an estimated total grant date fair value of approximately $3.8 million and a grant date weighted-average fair value of $8.31 per share. During the three and six months ended June 30, 2009, we granted stock appreciation rights for 82,096 and 924,153 shares of common stock, respectively, with an estimated total grant date fair value of approximately $0.6 million and $4.8 million, respectively and a grant date weighted-average fair value of $6.90 and $5.16 per share, respectively.

Restricted Stock Units: In connection with restricted stock units granted, we recorded stock compensation expense representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and six months ended June 30, 2010, we granted 111,750 and 170,187 restricted stock units, respectively, with a grant-date fair value of approximately $1.9 million and $3.0 million , respectively, and a grant-date weighted-average fair value of $16.97 and $17.84, respectively. During the three and six months ended June 30, 2009, we granted 58,250 and 82,739 restricted stock units, respectively, with a grant-date fair value of approximately $0.7 million and $1.0 million, respectively, and a grant-date weighted-average fair value of $11.88 and $11.99, respectively.

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

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On or after February 15, 2012 we may redeem the notes in whole or in part at a redemption price in cash equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest. On each of February 15, 2012, February 15, 2017 and February 15, 2022 holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest.

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

Interest expense associated with the Convertible Senior Notes consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Contractual coupon rate of interest	$488	$488	$966	$966
Accretion of notes payable	1,099	1,039	2,183	2,064
Amortization of debt issuance costs	116	116	232	233

Interest expense - convertible senior notes	$1,703	$1,643	$3,381	$3,263

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying amounts of the Convertible Senior Notes are as follows (in thousands):

	June 30, 2010	December 31, 2009
Beginning carrying amount	$76,531	$72,344
Accretion of note payable	2,183	4,187

Carrying amount	$78,714	$76,531

10. Credit Line

In November 2008 we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of the fair value of our ARS at a net no cost, meaning that the interest we pay on the credit line will not exceed the interest that we receive on the ARS that we have pledged as security for the credit line. Additionally, if UBS is able to sell our ARS at par value, proceeds would be utilized to first repay any outstanding balance under the revolving credit line. We are still able to sell the ARS, but in such a circumstance, if we sold the ARS at less than par, we would not be entitled to recover the par value support from UBS. During the six months ended June 30, 2010 we borrowed an additional $6.6 million, and repaid $21.6 million under this line of credit. Our loan balance as of June 30, 2010 was $14.2 million and $29.2 million as of December 31, 2009, respectively. In July 2010, we exercised our put option to require UBS to purchase the underlying ARS at full par value, used the proceeds to repay the remaining balance of $14.2 million and terminated the line of credit. See Note 16 – Subsequent Events.

11. Income Taxes

We adopted the provisions of ASC 740 Income Taxes or (“ASC 740”) on January 1, 2007. The adoption of the provisions did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of June 30, 2010, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

For the three and six months ended June 30, 2010, we recorded approximately $0.1 million and $0.3 million of income tax expense, respectively. For the three and six months ended June 30, 2009, we recorded approximately $0.1 million and $0.2 million of income tax expense, respectively.

The amount of unrecognized tax benefits at June 30, 2010 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.7 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740 we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

In preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent to which we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short period of fiscal profitability and a loss for the three and six months ended June 30, 2010, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Numerator for diluted earning per share -
Loss available to common stockholders	$(291)	$(555)	$(2,642)	$(4,891)

Denominator:
Weighted-average number of common shares outstanding	31,032	30,521	30,981	30,481
Less: Weighted-average unvested and restricted common shares	—	(3)	—	(3)

Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	31,032	30,518	30,981	30,478

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At June 30,
	2010	2009
Outstanding options and stock appreciation rights	5,186	4,810
Restricted stock units	265	150
Warrants issued in connection with our convertible notes	3,093	3,093

Total	8,544	8,053

In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027. The convertible senior notes are not included in the calculation of net loss per share because their effect is anti-dilutive. In addition, our convertible senior notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock during the period.

13. Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive loss consists of cumulative translation adjustments and unrealized gain or loss on available-for-sale securities. A summary of the comprehensive loss for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(291)	$(555)	$(2,642)	$(4,891)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(1,722)	1,151	(2,791)	(332)
Change to unrealized loss on available-for-sale securities	(49)	—	(93)	—

Comprehensive loss	$(2,062)	$596	$(5,526)	$(5,223)

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balance of each component of accumulated other comprehensive loss, net of taxes, as of June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	Foreign Currency Translation	Unrealized Gains (Loss) on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2009	$(993)	$—	$(993)
Net change during the six month period	(2,791)	(93)	(2,884)

Balance as of June 30, 2010	$(3,784)	$(93)	$(3,877)

14. Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales (in thousands)	$36,847	$33,049	$70,205	$60,200
United States of America	76%	78%	76%	79%
France	15%	13%	15%	14%
Rest of Europe	7%	7%	7%	6%
Other	2%	2%	2%	1%

No customer accounted for more than 10% of total net sales for the three and six months ended June 30, 2010 and 2009. No customer accounted for more than 10% of our total gross accounts receivable at June 30, 2010. One customer accounted for 11% of our total gross accounts receivable as of December 31, 2009.

15. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to the Company. On April 21, 2010 the court issued an order denying the Company’s Motion to Compel and granted the Company’s Motion to Amend its Complaint to assert counterclaims against Defendant that the Defendant had engaged in unfair competition against the Company and had violated the Lanham Act. Motions for summary judgment are scheduled for December 9, 2010. A trial date on the patent claims and unfair competition claims is scheduled for February 28, 2011.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

16. Subsequent Events

In July 2010 we exercised our put option to require UBS to purchase the remaining underlying ARS of $22.2 million at full par value. Pursuant to this settlement we recorded an additional gain of $2.0 million on the settlement of the ARS and a corresponding loss of $2.0 million associated with the underlying put option. Subsequently, we used the proceeds from the put of the ARS to repay the remaining balance of $14.2 million and terminated the line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2010 net sales and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls; litigation risks and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and those included elsewhere in this Form 10-Q.

Overview

We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing benign tissue in-growth which blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Approximately 370,000 women worldwide have undergone the Essure procedure.

On January 7, 2008, we acquired all of the outstanding shares of Conceptus SAS, based in Versailles, France. As a result of this transaction, Conceptus SAS became a wholly-owned subsidiary, and through it we sell Essure directly in France and through a network of distributors throughout the rest of Europe. This acquisition expanded our presence in international markets and has increased our net sales as we now recognize sales at end-user pricing.

On December 15, 2008, we incorporated Conceptus Medical Limited (“CML”) as a wholly owned subsidiary in the United Kingdom to serve as our direct sales office in the United Kingdom after terminating our distributor relationship with our previous distributor during the fourth quarter of 2008. This incorporation further expanded our presence in the United Kingdom markets and has increased our net sales as we now recognize sales at end-user pricing in United Kingdom.

During 2009 we received a National Institute for Health and Clinical Excellence (“NICE”) positive recommendation in the United Kingdom and an approval for the Essure procedure from the Brazilian National Health Service. For financial information about geographic areas and segment information with respect to net sales, refer to the information set forth in Note 14 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

The Essure® Procedure

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

Currently, local anesthesia is used as the predominate method of controlling discomfort during the Essure procedure. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician. The Essure procedure can be performed in the comfort of a physician’s office in less than ten minutes (average hysteroscopic time) without hormones, cutting, burning or the risks associated with general anesthesia or tubal ligation. A patient is typically discharged approximately 45 minutes after the Essure procedure. No overnight hospital stay is required. Furthermore, the Essure procedure is effective without drugs or hormones. There is a three-month waiting period after the Essure procedure is completed during which the patient must continue to use her current form of birth control or an alternative form while tissue in-growth occurs. After three months, U.S. patients complete a confirmation test called a hysterosalpingogram, or HSG, which provides confirmation to both the doctor and the patient of the placement of the inserts and the occlusion of the fallopian tubes. Outside of the United States, the confirmation test is a standard flat plate pelvic X-ray conducted three months after completion of the procedure, with a subsequent HSG if device location on the initial radiographic image is in question.

The Essure® Procedure Benefits

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

Benefits for the patients:

•	Proven: four-year effectiveness rate of 99.8%;

•	Performed in the comfort of the doctor’s office in less than 10 minutes;

•	No risks associated with incisions, general anesthesia, glycine or RF energy (common in other permanent birth control procedures);

•	No hormones;

•	Short recovery time: Most women are discharged within 45 minutes after the Essure procedure is completed and they return to normal activities within 24 hours;

•

Confirmation: A confirmation test provides women with certainty that they are protected against unplanned pregnancy because the Essure micro-insert is radio opaque and its placement can be seen when the confirmation test is performed; and

•	Convenience: No recurring management of contraception usage after the confirmation test, which is performed 90 days after the initial procedure.

Benefits to the physician and healthcare system:

•	Cost and time savings result in a more effective and efficient solutions:

•	Elimination of overhead costs,

•	Indirect and procedural costs related to anesthesia,

•	Post-operative care and hospital stays associated with tubal ligations;

•	Short procedure time and relative ease of performing the procedure;

•	Ability to visually confirm proper placement of micro-insert during the procedure;

•	No risks associated with incisions, thermal injuries, bowel injuries or dilutional hyponatremia, glycine, or general anesthesia;

•

Less resource-intensive environment: While Essure procedures may be performed in various settings including the physician office, hospital operating room and an ambulatory surgery center, the majority of Essure procedures now take place in physicians’ offices; and

•	Confirmation test verifies procedure success and efficacy.

Benefits to the payers:

•	Lower cost procedure due to reduced use of general or regional anesthesia and reduced number of post-operative hospital stays;

•	Elimination of operating room expenses because the procedure can be performed in the physician’s office;

•	Cost savings resulting from the potential reduction of unplanned pregnancies and;

•	Most effective form of permanent birth control based on four years of clinical studies.

Physician Penetration

We require physicians to be preceptored for between 3 and 5 cases by a certified trainer before performing the procedure independently. We continue to see an increase in the number of physicians becoming trained or who are in the process of training to perform the Essure procedure. The level of sales for the Essure system is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to an increase in net sales proportionately. Furthermore, there are no net sales associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship.

Reimbursement of the Essure® Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of June 30, 2010 we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable office reimbursements in 26 states (defined as $1,800 or more) within the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2010, the Centers for Medicare and Medicaid Service (“CMS”), the Medicare Physician Fee Schedule national average payment for hysteroscopic sterilization (“CPT code”) is $423 when performed in a hospital (facility) and $1,822 (non-facility) when performed in a physician’s office. In addition, in the CMS Final Rule for the 2010 Outpatient Prospective Payment System, or OPPS, which assigns hospital outpatient reimbursement amounts, CPT 58565 maps to APC 202 which is assigned a Medicare National Average of $3,033, which under Medicare includes the cost of the implant. In 2010, the Medicare national average payment for hysteroscopic sterilization in the Ambulatory Surgery Center (“ASC”) is $1,672, which includes the cost of the implant. We believe these values are favorable for the Essure procedure and will help establish increased utilization of the device amongst doctors.

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

We have experienced significant cumulative operating losses since inception and, as of June 30, 2010, had an accumulated deficit of $237.0 million. Although we were profitable in 2009, we experienced a net loss in the first half of 2010 and there is a risk that we may not return to profitability. We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will be in a net loss position unless sufficient net sales can be generated to offset expenses.

Results of Operations - Three and Six Months Ended June 30, 2010 and 2009

(in thousands, except percentages)

	Three Months Ended June 30,					Six Months Ended June 30,
	2010		2009		2010- 2009 % Change	2010		2009		2010- 2009 % Change
	Amount	% (a)	Amount	% (a)		Amount	% (a)	Amount	% (a)
Net sales	$36,847	100%	$33,049	100%	11%	$70,205	100%	$60,200	100%	17%
Gross profit	$29,562	80%	26,378	80%	12%	56,529	81%	47,774	79%	18%
Research and development expenses	$1,815	5%	2,008	6%	-10%	3,561	5%	3,415	6%	4%
Selling, general and administrative expenses	$26,330	71%	23,337	71%	13%	52,309	75%	45,908	76%	14%
Total interest income and expense and other expense, net	$(1,585)	-4%	(1,506)	-5%	5%	(3,044)	-4%	(3,119)	-5%	-2%
Provision for income taxes	$123	0%	82	0%	50%	257	0%	223	0%	15%
Net loss	$(291)	-1%	(555)	-2%	-48%	(2,642)	-4%	(4,891)	-8%	-46%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $36.8 million for the three months ended June 30, 2010 as compared to $33.0 million for the three months ended June 30, 2009, representing an increase of approximately $3.8 million or 11%. Net sales were $70.2 million for the six months ended June 30, 2010 as compared to $60.2 million for the six months ended June 30, 2009, representing an increase of approximately $10.0 million or 17%. The increases in both periods are the result of continued commercialization and marketing of the Essure system worldwide and reflect the increasing numbers of physicians entering and completing training in the use of the procedure. The increases also reflect continuation of our programs aimed at raising consumer and physician awareness of the Essure procedure.

International sales comprised 24% of our net sales in each of the three and six months ended June 30, 2010, respectively. International sales increased 27% and 30% compared to the three and six months ended June 30, 2009, respectively. The increases in international sales reflect our continued focus on growing our current markets such as France and the expansion into new markets. International sales were negatively impacted by the weakening of the Euro compared to the U.S. dollar in the three and six months ended June 30, 2010 as compared to similar period in 2009. The net sales increase also reflects a domestic net sales increase of 7% and 13% respectively in the three and six months ended June 30, 2010, respectively as compared to similar periods in 2009.

Net sales by geographic region, based on shipping location of our customers, are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales (in thousands)	$36,847	$33,049	$70,205	$60,200

United States of America	76%	78%	76%	79%
France	15%	13%	15%	14%
Rest of Europe	7%	7%	7%	6%
Other	2%	2%	2%	1%

No customer accounted for more than 10% of total net sales for the three and six months ended June 30, 2010 and 2009. No customer accounted for more than 10% of our total gross accounts receivable at June 30, 2010. One customer accounted for 11% of our total gross accounts receivable as of December 31, 2009.

We expect our net sales for 2010 to be in the range of approximately $143.0 million to $145.0 million, which would represent 9% to 10% growth from net sales in 2009 as we continue to increase the number of physicians performing the Essure procedure. Additionally, we will continue to increase our direct sales force domestically. We believe our net sales growth in 2010 and beyond will be significantly influenced by how successful we are in achieving our patient awareness objectives and physicians entering and completing training. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K, our expected net sales growth involves many risk factors, some of which are not entirely within our control.

Gross Profit

Cost of goods sold for the three months ended June 30, 2010 was $7.3 million as compared to $6.7 million for the three months ended June 30, 2009, which represents an increase of $0.6 million, or 9%. Cost of goods sold for the six months ended June 30, 2010 was $13.7 million as compared to $12.4 million for the six months ended June 30, 2009, which represents an increase of $1.3 million, or 10%. Gross margin for the three months ended June 30, 2010 was 80%, which is consistent with the gross margin of 80% for the three months ended June 30, 2009. For the six months ended June 30, 2010, gross margin was 81%, which represents an improvement from a gross margin of 79% for the six months ended June 30, 2009. The six-month year-over-year increase in gross margin is related to lower manufacturing costs associated with higher unit volume and a domestic price increase implemented during the first quarter of 2010. Our gross profit margin will vary as our geographic mix changes. Increases in sales of our devices through distributors in international markets will tend to reduce our overall gross profit margin.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, were $1.8 million and $2.0 million for the three months ended June 30, 2010 and 2009, respectively, which represents a decrease of $0.2 million, or 10%. As a percentage of net sales research and development expenses for the three months ended June 30, 2010 and 2009 represented 5% and 6% respectively. The primary reason for this decrease is lower expense related to clinical trials.

Research and development expenses were $3.6 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively, which represents an increase of $0.2 million, or 4%. As a percentage of net sales, research and development expenses for the six months ended June 30, 2010 and 2009 represented 5% and 6%, respectively. The increase was primarily the result of (i) increased payroll, stock compensation and recruiting expenses of approximately $0.2 million, (ii) increased consulting expenses of approximately $0.2 million for the next generation of Essure device, and (iii) an increased approximately $0.1 million due to expensed materials, offset by lower expense related to clinical trials of approximately $0.3 million.

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance. We expect to identify and hire additional research and development personnel in the future to staff our planned research and development activities, and we expect that these expenses will increase as we seek to maintain our leading position in the market for permanent female birth control.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended June 30, 2010 was $26.3 million as compared to $23.3 million for the three months ended June 30, 2009, which represents an increase of $3.0 million, or 13%. As a percentage of net sales, selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 represented 71%, respectively.

The increase was primarily the result of (i) increased legal fees of approximately $1.4 million due to the litigation associated with our patents, (ii) an increase of approximately $1.1 million in advertising expenses primarily for our consumer-awareness campaign, (iii) an increase of approximately $0.3 million in payroll expenses primarily due to the expansion of the U.S. field sales force, and (iv) an increase of approximately $0.2 million in travel related expenses.

Selling, general and administrative spending for the six months ended June 30, 2010 were $52.3 million as compared to $45.9 million for the six months ended June 30, 2009, which represents an increase of $6.4 million, or 14%. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 30, 2010 and 2009 represented 74% and 76%, respectively.

The increase was the result of (i) payroll, stock compensation and recruiting related expenses of approximately $2.0 million, primarily due to the expansion of the U.S. field sales force, (ii) an increase of approximately $2.0 million in legal fees due to the litigation associated with our patents, (iii) an increase of approximately $1.6 million in advertising expenditures primarily for our consumer-awareness campaign, (iv) an increase of approximately $0.4 million in travel related expenses, and (v) an increase of approximately $0.4 million in insurance, rent and business taxes. We expect selling, general and administrative expenses to continue to increase in the third quarter of 2010 as we expect to hire additional sales professionals.

Total interest income and expenses and other income and expenses, net

Total interest income and expenses and other income and expenses, net for the three months ended June 30, 2010 was a net expense of $1.6 million as compared to a net expense of $1.5 million for the three months ended June 30, 2009, which represents an increase of $0.1 million or 5%. Total interest income and expenses and other expenses, net for the six months ended June 30, 2010 was a net expense of $3.0 million as compared to a net expense of $3.1 million for the six months ended June 30, 2009, which represents a decrease of $0.1 million or 2% primarily due to lower yields on invested cash.

Provision for income taxes

We adopted the provisions of ASC 740 Income Taxes or (“ASC 740”) on January 1, 2007. The adoption of the provisions did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of June 30, 2010, our federal returns for the years ended 2006 through the current period and most state returns for the years ended 2005 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

For the three and six months ended June 30, 2010, we recorded approximately $0.1 million and $0.3 million of income tax expense, respectively. For the three and six months ended June 30, 2009, we recorded approximately $0.1 million and $0.2 million of income tax expense, respectively.

The amount of unrecognized tax benefits at June 30, 2010 was approximately $2.4 million, of which, if ultimately recognized, approximately $0.7 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740 we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

In preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short period of fiscal profitability and a loss for the three and six months ended June 30, 2010, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of June 30, 2010, had an accumulated deficit of $237.0 million. Although we were profitable in 2009, we experienced a net loss in the first half of 2010 and there is a risk that we may not sustain profitability. We will continue to expend substantial resources in the selling and marketing of the Essure system worldwide. We will remain in an accumulated deficit position unless sufficient net sales can be generated to offset expenses.

As of June 30, 2010, we also held $22.2 million (par value) in auction rate securities (“ARS”) backed by federal and state student loans which are variable rate debt instruments and bear interest rates that reset approximately every 20-30 days. The fair value of ARS as of June 30, 2010 is $20.2 million.

We had settlements of our ARS in the three and six months ended June 30, 2010 of $16.3 million and $21.4 million at full par value. In July 2010, we exercised our put option with UBS to purchase the underlying ARS of $22.2 million at full par value. See Note 16 – Subsequent Events, in the Notes to Condensed Consolidated Financial Statements.

During the six months ended June 30, 2010, we had invested $56.5 million in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds. We will sell certain or all investments as needed to meet the cash flow needs of our business. Hence our investments in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of June 30, 2010 we had $28.5 million classified as short-term investments and $19.0 million classified as long-term investments in addition to the $20.2 million of ARS at fair value. See Note 3 – Investments, in the Notes to Condensed Consolidated Financial Statements.

The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	Resources devoted to establish sales, marketing and distribution capabilities;

•	The rate of product adoption by doctors and patients;

•	Our determination to acquire or invest in other products, technologies and businesses;

•	The market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt;

•	The insurance payer community’s acceptance of and reimbursement for the Essure system; and

•	The effect on our business due to a new competitor with a hysteroscopic permanent birth control device.

As of June 30, 2010, we had cash and cash equivalents of $21.5 million, compared to $61.7 million at December 31, 2009. In addition we had short-term and long-term investments of $67.6 million as of June 30, 2010, compared to $40.6 million of short-term investments at December 31, 2009. The decrease of $40.2 million of cash and cash equivalents is primarily due to cash used in investing activities to purchase and sell investments and cash used in financing activities for the net repayment of the line of credit.

We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

Sources and Uses of Cash

Our cash flows for the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six months ended June 30,
	2010	2009
Net cash provided by operating activities	$2,292	$7,959
Net cash used in investing activities	(29,397)	(2,281)
Net cash (used in) provided by financing activities	(12,741)	2,869
Effect of exchange rate changes on cash and cash equivalents	(354)	(9)

Net increase (decrease) in cash and cash equivalents	$(40,200)	$8,538

Operating Activities

Net cash provided by operating activities was $2.3 million in the six months ended June 30, 2010, as compared to $8.0 million provided for the six months ended June 30, 2009. Net cash provided by operating activities in the six months ended June 30, 2010 was primarily related to:

•	net loss of $2.6 million;

•	$9.8 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs and intangible amortization;

•	Increase in accounts receivable of $2.9 million as a result of our increase in sales;

•

Increase of other current assets of $1.5 million primarily due to interest receivable from available-for-sale investments, a rebate received from our contract manufacturer, lower deposit balances and a higher prepaid balance due to timing; and

•	A decrease in other accrued compensation of $1.8 million primarily for the payment of the 2009 incentive plans.

Net cash provided by operating activities in the six months ended June 30, 2009 was primarily related to:

•	net loss of $4.9 million;

•	$7.6 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs and intangible amortization;

•	Increase in accounts receivable of $2.3 million as a result of our increase in sales;

•	Net decrease of other assets and other current assets of $4.7 million primarily due to utilization of prepayments for our advertising, primarily in the United States;

•	A decrease in inventories of $1.0 million; and

•	An increase in other accrued and long term liabilities of $1.5 million primarily for 2009 incentive plans.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $29.4 million, primarily due to investments purchases of $56.5 million and capital expenditures primarily related to purchases of additional hysteroscopy equipment of $2.8 million. These were offset by the settlements of our ARS for $21.4 million at full par value and additional sales of short-term and long-term investments for additional $8.5 million during the six months ended June 30, 2010.

Net cash used in investing activities for the six months ended June 30, 2009 was $2.3 million, primarily due to capital expenditures primarily related to purchases of additional hysteroscopy equipment.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2010 was $12.7 million. This was due to $2.3 million from the issuance of common stock from our stock programs, $6.6 million from proceeds from our UBS line of credit, offset by repayment of our UBS line of credit of $21.6 million. In July 2010, we exercised our put option requiring UBS to purchase the underlying ARS at full par value and used the proceeds to repay the remaining balance of $14.2 million and terminated the line of credit. See Note 10 – Credit Line and Note 16 – Subsequent Events, in the Notes to Condensed Consolidated Financial Statements

Net cash provided by financing activities in the six months ended June 30, 2009 was $2.9 million from the issuance of common stock for our stock option programs and net proceeds from the UBS line of credit.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 Fair Value Measurements and Disclosure Requirements, which updated guidance related to fair value measurements and disclosures, and requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have adopted this guidance in the first quarter of 2010. See Note 4 – Fair Value Measurement.

During the first half of 2010, the FASB has issued several ASUs – ASU No. 2010-01 through ASU No. 2010-19. Except for ASU No. 2010-06 discussed above and ASU No. 2010-09 Amendments to Certain Recognition and Disclosure Requirements issued in February 2010, Codification Topic ASC 855 – Subsequent Events as presented in the Quarterly Report on Form 10Q for the quarter ended March 31, 2010, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk: We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of June 30, 2010 we had short and long-term available-for-sale investments of $47.4 million recorded at fair value, in addition to the $20.2 million of ARS at fair value or $22.2 million at par value. In July 2010 we exercised our put option to require UBS to purchase the underlying ARS of $22.2 million at full par value. See Note 16 – Subsequent Events, in the Notes to Condensed Consolidated Financial Statements.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of June 30, 2010. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the six months ended June 30, 2010. A hypothetical 100 based point change in interest rates will not have a material impact on the fair value of our available-for-sale investments. See Note 3 – Investments, in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk: A portion of our net sales are denominated in the Euro and the British Pound. To date the foreign currency exchange risk related to British Pounds has been minimal due to the size of Conceptus Medical Limited.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, during 2010 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of June 30, 2010, we had foreign currency forward contracts to sell 4.7 million Euros in exchange for $6.1 million maturing in July 2010 through October 2010. As of June 30, 2010 these forward contracts are recorded at their fair value of $0.4 million in other current assets on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $6.1 million as of June 30, 2010. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts. A potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar/local currency exchange rate would be approximately $0.6 million.

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

As of June 30, 2010, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to the Company. On April 21, 2010, the court issued an order denying the Company’s Motion to Compel and granted the Company’s Motion to Amend its Complaint to assert counterclaims against Defendant that the Defendant had engaged in unfair competition against the Company and had violated the Lanham Act. Motions for summary judgment are scheduled for December 9, 2010. A trial date on the patent claims and unfair competition claims is scheduled for February 28, 2011.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2009 on Form 10-K filed with the Securities and Exchange Commission on June 30, 2010 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of June 30, 2010 should be considered carefully while evaluating the Company and our business.

We face competition, and if we are unable to compete effectively, demand for the Essure system may be reduced.

The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we will need to continue to demonstrate the advantages of our Essure procedures over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technology. As we market the Essure system, we compete with:

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

At June 30, 2010, we had cash and cash equivalents of $21.5 million (excluding our investments in auction rate securities discussed below). This available cash and cash equivalents are held in accounts at financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing money market funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States and traditional money market funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We maintain an investment portfolio of various holdings, types, and maturities. These securities are classified as available-for-sale. As of June 30, 2010 we had short and long-term investments of $47.4 million recorded at fair value. Our portfolio includes time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market significant price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.”

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

The Patient Protection and Affordable Care Act was signed into law on March 23, 2010 and, among its numerous provisions, enacts an excise tax on medical device manufacturers on sales beginning January 1, 2013. As a result, our effective tax rate and results of operations would be adversely affected and our ability to innovate and conduct necessary research and development to remain competitive with large, global companies could be negatively impacted. There are numerous other provisions in the new law that may have an adverse impact on our business. In addition, we cannot predict what other healthcare initiatives, if any, will be implemented at the Federal or State level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

We are a party to patent litigation, which is expensive and diverts our management’s attention.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or PTO, to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We have commenced and may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings have and would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

An adverse determination in existing or new litigation or interference proceedings to which may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the Essure system.

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

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, the Company filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against the Company that it was violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, the Company answered with its own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to the Company. On April 21, 2010, the court issued an order denying the Company’s Motion to Compel and granted the Company’s Motion to Amend its Complaint to assert counterclaims against Defendant that the Defendant had engaged in unfair competition against the Company and had violated the Lanham Act. Motions for summary judgment are scheduled for December 9, 2010. A trial date on the patent claims and unfair competition claims is scheduled for February 28, 2011.

Item 6. Exhibits

Number	Description

10.1	Conceptus, Inc. 2010 Equity Incentive Award Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010

Conceptus, Inc.

/S/ GREGORY E. LICHTWARDT
Gregory E. Lichtwardt
Executive Vice President, Treasurer and Chief Financial Officer