Form 10-Q
period 2010-09-30
CONCEPTUS INC
filed 2010-11-08
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 31,078,021 shares of Registrant’s Common Stock issued and outstanding as of November 1, 2010.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$19,265	$61,658
Short-term investments	46,938	40,626
Put option	—	2,933
Accounts receivable, net	19,076	17,315
Inventories	4,540	4,908
Prepaids	2,811	1,897
Other current assets	1,740	1,540

Total current assets	94,370	130,877

Property and equipment, net	10,390	9,782
Debt issuance costs, net	639	987
Intangible assets, net	25,044	27,687
Long-term investments	17,088	—
Restricted cash	366	360
Goodwill	16,446	17,318
Other assets	156	128

Total assets	$164,499	$187,139

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,992	$5,878
Accrued compensation	5,759	8,208
Line of credit	—	29,240
Other accrued liabilities	4,302	4,012

Total current liabilities	16,053	47,338

Deferred tax liability	1,079	1,277
Notes payable	79,829	76,531
Other accrued liabilities	1,186	1,135

Total liabilities	98,147	126,281

Stockholders’ equity:
Common stock and additional paid-in capital	303,992	296,191
Accumulated other comprehensive loss	(1,635)	(993)
Accumulated deficit	(236,005)	(234,340)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	66,352	60,858

Total liabilities and stockholders’ equity	$164,499	$187,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$33,882	$34,247	$104,087	$94,447
Cost of goods sold	6,562	5,044	20,238	17,470

Gross profit	27,320	29,203	83,849	76,977

Operating expenses:
Research and development	1,610	1,734	5,171	5,149
Selling, general and administrative	22,968	19,472	75,277	65,380

Total operating expenses	24,578	21,206	80,448	70,529

Operating income	2,742	7,997	3,401	6,448
Interest income	165	125	637	661
Interest expense	(1,725)	(1,768)	(5,251)	(5,240)
Other income (expense), net	(1)	28	9	(155)

Total interest and other income (expense), net	(1,561)	(1,615)	(4,605)	(4,734)

Income (loss) before provision for income taxes	1,181	6,382	(1,204)	1,714
Provision for income taxes	205	150	461	373

Net income (loss)	$976	$6,232	$(1,665)	$1,341

Basic income (loss) per share:
Net income (loss)	$0.03	$0.20	$(0.05)	$0.04
Shares used in per share amounts	31,072	30,599	31,012	30,519
Diluted income (loss) per share:
Net income (loss)	$0.03	$0.20	$(0.05)	$0.04
Shares used in per share amounts	31,413	31,503	31,012	31,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(1,665)	$1,341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,418	2,977
Amortization of debt issuance costs	349	349
Accretion of notes payable	3,298	3,118
Amortization of intangible assets	2,437	557
Amortization and accretion of discount and premium on investments	714	—
Loss on put option	2,933	1,838
Gain on trading securities	(2,949)	(1,933)
Stock-based compensation expense	5,412	4,556
Loss on disposal of property and equipment	18	4
Changes in operating assets and liabilities:
Accounts receivable	(2,046)	(1,746)
Inventories	703	(231)
Other current and long term assets	(987)	5,658
Accounts payable	413	1,025
Accrued compensation	(2,331)	698
Other accrued and long term liabilities	235	203

Net cash provided by operating activities	9,952	18,414

Cash flows from investing activities
Sales and maturities of investments	68,644	4,575
Purchase of investments	(89,848)	—
Restricted cash	(6)	(6)
Purchase of intellectual property assets from Ovion, Inc.	—	(23,729)
Capital expenditures	(4,136)	(3,487)

Net cash used in investing activities	(25,346)	(22,647)

Cash flows from financing activities
Proceeds from line of credit	6,615	4,357
Repayment of line of credit	(35,855)	(5,043)
Proceeds from issuance of common stock	2,318	2,296

Net cash (used in) provided by financing activities	(26,922)	1,610

Effect of exchange rate changes on cash and cash equivalents	(77)	89

Net decrease in cash and cash equivalents	(42,393)	(2,534)
Cash and cash equivalents at beginning of the period	61,658	54,720

Cash and cash equivalents at end of the period	$19,265	$52,186

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

The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 may not necessarily be indicative of the operating results for the full 2010 fiscal year or any other future interim periods.

We have a limited history of operations with the Essure® system and since our inception in 1992, we have incurred cumulative operating losses until we experienced our first operating profit in fiscal 2009. In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. The notes can be convertible into shares within certain time periods, without having to meet the other contingent convertibility conditions as outlined in Note 9 – Convertible Senior Notes. The first period is the window between December 15, 2011 and February 15, 2012. The second period is anytime after February 15, 2025 up until maturity at February 15, 2027. If the notes are converted, then upon conversion (“net share settlement”), holders will receive cash and in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount. This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 Fair Value Measurements and Disclosure Requirements, which updated guidance related to fair value measurements and disclosures, and requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this guidance in the first quarter of 2010. See Note 4 – Fair Value Measurement.

During the first nine months of 2010, the FASB issued several ASUs – ASU No. 2010-01 through ASU No. 2010-25. Except for ASU No. 2010-06 discussed above and ASU No. 2010-09 Amendments to Certain Recognition and Disclosure Requirements issued in February 2010, and Codification Topic ASC 855 – Subsequent Events, in each case as presented in the Quarterly Report on Form 10Q for the quarter ended March 31, 2010, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on us.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The primary estimates underlying our financial statements include allowance for doubtful accounts receivable, product warranty, the fair value of our investment portfolio, assumptions regarding variables used in calculating the fair value of our equity awards, impairment of goodwill, intangibles and other long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2010 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded for the nine months ended September 30, 2010.

Other intangible assets include patents, customer relationships, license agreements and non-compete agreements. They are amortized using the straight-line method over their respective estimated useful lives.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with ASC 350 Goodwill and Other. We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets from Ovion Inc, and intangible assets acquired in connection with our acquisition of Conceptus SAS, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (see Note 5 – Goodwill and Intangible Assets). Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

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

3. Investments and Put Option

Prior to September 30, 2010, our investments including Auction Rate Securities (ARS) which were short-term debt instruments backed by student loans, a substantial portion of which were guaranteed by the United States government. Prior to 2008, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 20-30 days, to provide liquidity at par. We had experienced failed auctions since 2008 on most of our ARS. The failures of these auctions did not affect the value of the collateral underlying the ARS, and we continued to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, we accepted an offer from UBS AG, providing us with rights related to our ARS (the “Rights”). The Rights permitted us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of July 2010 through July 2012. Conversely, UBS had the right, in its discretion, to purchase or sell our ARS at any time until July 2012, so long as we received payment at par value upon any sale or disposition. So long as we held our ARS, they continued to accrue interest as determined by the auction process or the terms of the ARS if the auction process failed.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments. We recorded unrealized gains and losses on our available-for-sale securities in accumulated other comprehensive income (loss) in the stockholders’ equity section of our balance sheets. Such unrealized gains and losses did not change net income (loss) for the applicable accounting period. In connection with obtaining the put option, we transferred our ARS from available-for-sale to trading securities in accordance with ASC 320 Investments – Debt and Equity Securities. The transfer to trading securities reflected our intent to exercise our put option during the third quarter of 2010. Prior to our agreement with UBS, our intent was to hold our ARS until we realized the par value.

In July 2010, we exercised our put option to require UBS to repurchase our outstanding ARS at full par value. Accordingly, we had redemptions of our ARS in the three and nine months ended September 30, 2010 of $22.2 million and $43.6 million. In addition, we recorded a gain in the three and nine months ended September 30, 2010 of $2.0 million and $2.9 million, respectively, which represents the increase in the fair value of the ARS. As of September 30, 2010, we no longer hold these types of investments.

We have accounted for the Rights as a freestanding financial instrument and elected to record the value of the Rights under the fair value option of ASC 825 Financial Instruments. As a result of our election to record the Rights at fair value, unrealized gains and losses have been included in earnings. We estimated the fair value of the Rights using the expected value that we receive from UBS which was calculated as the difference between the anticipated recognized loss and par value of the ARS as of the option exercise date. This value was discounted by using a UBS credit default rate to account for the consideration of UBS credit risk. For the three and nine months ended September 30, 2010, we recorded an additional loss of $2.0 million and $2.9 million, respectively which represent the decrease in the fair value of the put option. Due to the exercise of the put option in July 2010 and the resulting redemption of the ARS the balance of Rights as of September 30, 2010 is zero.

As of September 30, 2010 we had short and long-term investments of $64.0 million recorded at fair value. Our investments consist of time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds. We will sell certain or all investments as needed to meet the cash flow needs of our business. Hence our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes our amortized cost, unrealized gains and loss, and the fair value of our available-for-sale investments, as of September 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments:
Corporate bonds	$45,631	$114	$(5)	$45,740
U.S. treasury bills	9,981	9	—	9,990
U.S. government bonds	5,999	1	(1)	5,999
Time deposits	2,282	15	—	2,297

Total	$63,893	$139	$(6)	$64,026

Reported as:
Short-term investments	$46,907	$36	$(5)	$46,938
Long-term investments	16,986	103	(1)	17,088

Total	$63,893	$139	$(6)	$64,026

We had no available-for-sale investments as of December 31, 2009.

We had investments that were in an unrealized loss position as of September 30, 2010. We have determined that (i) we do not have the intent to sell any of these investments, and (ii) it is more likely than not that we will not be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of September 30, 2010, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2010.

As of September 30, 2010 the weighted average number of days to maturity for our available for sales securities was 267 days, with the longest maturity date being December 2012.

The following table presents our available-for-sale investments that are in an unrealized loss position as of September 30, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$3,437	$(4)	$1,019	$(1)	$4,456	$(5)
U.S. government bonds	1,999	(1)	—	—	1,999	(1)

	$5,436	$(5)	$1,019	$(1)	$6,455	$(6)

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

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Assets

Our cash and cash equivalents and investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of September 30, 2010, our Level 1 instruments were investments in time deposits, money market funds, U.S. treasury bills, U.S. government bonds and corporate bonds.

Periodically, during the nine months ended September 30, 2010 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of September 30, 2010, we had foreign currency forward contracts to sell 5.1 million Euros in exchange for $6.5 million maturing in October 2010 through January 2011. As of September 30, 2010, these forward contracts are recorded at their fair value of $0.5 million in other current liabilities on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $6.5 million as of September 30, 2010. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current liabilities on our condensed consolidated balance sheet as of September 30, 2010.

Assets measured at fair value on a recurring basis at September 30, 2010 are as follows (in thousands):

	September 30 2010	Fair Value Measurements at Reporting Data
		Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Corporate bonds	$45,740	$45,740	$—	$—
U.S. treasury bills	9,990	9,990	—	—
U.S. government bonds	5,999	5,999	—	—
Money market funds	5,032	5,032	—	—
Time deposits	2,297	2,297	—	—

Total assets	$69,058	$69,058	$—	$—

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) as of September 30, 2010 (in thousands):

	Put Option	Auction Rate Securities	Total
Balance at December 31, 2009	$2,933	$40,626	$43,559
Sales of auction rate securities	—	(5,175)	(5,175)
Loss on auction rate securities	—	(274)	(274)
Gain on put option	270	—	270

Balance at March 31, 2010	$3,203	$35,177	$38,380
Sales of auction rate securities	—	(16,250)	(16,250)
Gain on auction rate securities	—	1,236	1,236
Loss on put option	(1,219)	—	(1,219)

Balance at June 30, 2010	$1,984	$20,163	$22,147
Sales of auction rate securities	—	(22,150)	(22,150)
Gain on auction rate securities	—	1,987	1,987
Loss on put option	(1,984)	—	(1,984)

Balance at September 30, 2010	$—	$—	$—

For more information regarding our auction rate securities, see Note 3 — Investments.

Fair Value of Liabilities

Liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	September 30 2010	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Foreign currency forward contract	$514	$—	$514	$—

Total liabilities	$514	$—	$514	$—

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of the Convertible Senior Notes (see Note 9 – Convertible Senior Notes) was estimated using quoted market prices. Accordingly, we have classified our convertible senior notes within Level 1 of the fair value hierarchy and have recorded the carrying value of the notes in long-term liabilities on our condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$79,829	$82,576	$76,531	$81,075

5. Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that fair market value is lower than book value. We did not record any impairment of goodwill during the three and nine months ended September 30, 2010.

The changes in carrying amount of goodwill for the nine months ended September 30, 2010 is as follows (in thousands):

Nine Months Ended September 30, 2010
Goodwill, beginning of period	$17,318
Effect of currency translation	(872)

Goodwill, end of period	$16,446

The following table provides additional information concerning intangible assets (in thousands):

		September 30, 2010				December 31, 2009
	Weighted average remaining life (years)	Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value	Net book value
Patent and Licenses	8.0	$25,750	$(3,943)	$—	$21,807	$23,854
Customer relationships	6.3	5,024	(1,451)	(343)	3,230	3,809
Covenant not to compete	0.3	71	(61)	(3)	7	24

Total intangibles		$30,845	$(5,455)	$(346)	$25,044	$27,687

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$5	$92
Work-in-progress	1,038	1,577
Finished goods	3,497	3,239

Total	$4,540	$4,908

7. Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in warranty liability for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Balance at the beginning of the period	$277	$272
Accruals for warranties issued during the period	523	324
Settlements made in kind during the period	(473)	(323)

Balance at the end of the period	$327	$273

8. Stock-Based Compensation

Net income for the three months ended September 30, 2010 and net loss for the nine months ended September 30, 2010 included stock-based compensation expense under ASC 718, Compensation – Stock Compensation (“ASC 718”), of approximately $1.9 million and $5.4 million, respectively. Of these amounts, approximately $1.5 million and $4.5 million respectively related to employee stock options, employee stock purchase plan and stock appreciation rights and approximately $0.4 million and $0.9 million respectively related to employee restricted stock and restricted stock units.

Net loss for the three and nine months ended September 30, 2009 included stock-based compensation expense under ASC 718 of approximately $1.6 million and $4.5 million respectively. Of these amounts, approximately $1.4 million and $3.9 million respectively related to employee stock options, employee stock purchase plan and stock appreciation rights and approximately $0.2 million and $0.6 million respectively related to employee restricted stock and restricted stock units.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $8,000 and zero for the three months ended September 30, 2010 and 2009, respectively, and $45,000 and $44,000 for the nine months ended September 30, 2010 and 2009, respectively.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and nine months ended September 30, 2010 and 2009, we calculated the fair value of each stock option and stock appreciation right on the date of grant using the Black-Scholes model as prescribed by ASC 718. The assumptions used were as follows:

	Three Months Ended September 30,
	2010	2009
Expected term (in years)	—	4.06
Average risk-free interest rate	—	2.01%
Average volatility factor	—	50.3%
Dividend yield	—	—

During the three months ended September 30, 2010 we granted no stock appreciation rights or stock options.

	Nine Months Ended September 30,
	2010	2009
Expected term (in years)	4.15	4.33
Average risk-free interest rate	1.97%	1.68%
Average volatility factor	51.4%	52.4%
Dividend yield	—	—

Stock Options and Stock Appreciation Rights: During the three and nine months ended September 30, 2010, we granted stock appreciation rights for zero and 457,500 shares of common stock, respectively, with an estimated total grant date fair value of approximately $3.8 million and a grant date weighted-average fair value of $8.31 per share for the nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we granted stock appreciation rights for 89,500 and 1,013,653 shares of common stock, respectively, with an estimated total grant date fair value of approximately $0.6 million and $5.4 million, respectively, and a grant date weighted-average fair value of $7.19 and $5.34 per share, respectively.

Restricted Stock Units: In connection with restricted stock units granted, we recorded stock compensation expense representing the fair market value of our common shares on the dates the awards were granted. Compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and nine months ended September 30, 2010, we granted zero and 170,187 restricted stock units, respectively, with a grant-date fair value of approximately $3.0 million, and a grant-date weighted-average fair value of $17.84 per share for the nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we granted 212 and 82,701 restricted stock units, respectively, with a grant-date fair value of approximately $4,000 and $1.0 million, respectively, and a grant-date weighted-average fair value of $18.96 and $12.01, respectively.

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

The effect of the adoption of ASC 470-20 was to bifurcate the debt and equity components of our convertible notes. The note payable principal balance at the date of issuance of $86.3 million in February 2007 was bifurcated into the debt component of $65.1 million and the equity component of $21.2 million. The difference between the note payable principal balance of $86.3 million and the $65.1 million value of the debt component is being accreted to interest expense over a period of 5 years, which is the expected term of our notes payable. We reclassified $0.8 million of debt issuance costs to additional paid in capital. The debt component was recognized at the present value of its cash flows discounted using a 5.51% discount rate, our borrowing rate at the date of the issuance of the notes for a similar debt instrument without the conversion feature.

Interest expense associated with the Convertible Senior Notes consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Contractual coupon rate of interest	$489	$489	$1,455	$1,455
Accretion of notes payable	1,115	1,054	3,298	3,118
Amortization of debt issuance costs	116	116	349	349

Interest expense - convertible senior notes	$1,720	$1,659	$5,102	$4,922

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying amounts of the notes payable are as follows (in thousands):

	September 30, 2010	December 31, 2009
Beginning carrying amount	$76,531	$72,344
Accretion of note payable	3,298	4,187

Carrying amount	$79,829	$76,531

10. Credit Line

In November 2008, we entered into a revolving credit line agreement with UBS, payable on demand, in an amount equal to 75% of the fair value of our ARS at a net no cost, meaning that the interest we paid on the credit line did not exceed the interest that we received on the ARS that we pledged as security for the credit line (Note 3 - Investments and Put Option). In July 2010, we exercised our put option to require UBS to purchase the underlying ARS at full par value, used the proceeds to repay the remaining balance of $14.2 million and terminated the line of credit. During the nine months ended September 30, 2010 we borrowed an additional $6.6 million, and repaid $35.8 million under this line of credit. Our loan balance as of September 30, 2010 and 2009 was zero and $29.2 million, respectively. The line of credit was terminated during the three months ended September 30, 2010.

11. Income Taxes

We adopted the provisions of ASC 740 Income Taxes (“ASC 740”) on January 1, 2007. The adoption of the provisions did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of September 30, 2010, our federal returns for the years ended 2007 through the current period and most state returns for the years ended 2006 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

For the three and nine months ended September 30, 2010, we recorded approximately $0.2 million and $0.5 million of income tax expense, respectively. For the three and nine months ended September 30, 2009, we recorded approximately $0.2 million and $0.4 million of income tax expense, respectively.

The amount of unrecognized tax benefits at September 30, 2010 was approximately $2.5 million, of which, if ultimately recognized, approximately $0.8 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740 we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

In preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent to which we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only one year of fiscal profitability and an accumulated loss for the nine months ended September 30, 2010, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Future profitability and changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Numerator for diluted earning per share -
Income (loss) available to common stockholders	$976	$6,232	$(1,665)	$1,341

Denominator:
Denominator for basic earnings per share -
Weighted-average number of common shares outstanding	31,072	30,599	31,012	30,521
Less: Weighted-average unvested and restricted common shares	—	—	—	(2)

Weighted-average number common shares outstanding computing basic net income (loss) per common share	31,072	30,599	31,012	30,519
Effect of dilutive securities:
Diluted options & stock appreciation rights	318	853	—	566
Diluted stock awards	23	51	—	31

Weighted-average number common shares outstanding used in share computing dilutive net income (loss) per common share	31,413	31,503	31,012	31,116

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	At September 30,
	2010	2009
Outstanding options and stock appreciation rights	5,157	4,744
Restricted stock units	255	149
Warrants issued in connection with our convertible notes	3,093	3,093

Total	8,505	7,986

In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027. The convertible senior notes are not included in the calculation of net income (loss) per share because their effect is anti-dilutive. In addition, our convertible senior notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock during the period.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of cumulative translation adjustments and unrealized gain or loss on available-for-sale securities. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$976	$6,232	$(1,665)	$1,341
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	2,018	658	(775)	326
Changes to unrealized gain (loss) on available-for-sale securities	225	—	133	—

Comprehensive income (loss)	$3,219	$6,890	$(2,307)	$1,667

The balance of each component of accumulated other comprehensive income (loss), net of taxes, as of September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	Foreign Currency Translation	Unrealized Gains (Loss) on Available -For-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2009	$(993)	$—	$(993)
Net change during the nine month period	(775)	133	(642)

Balance as of September 30, 2010	$(1,768)	$133	$(1,635)

14. Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales (in thousands)	$33,882	$34,247	$104,087	$94,447

United States of America	81%	82%	77%	80%
France	10%	11%	13%	12%
Rest of Europe	7%	7%	8%	7%
Other	2%	0%	2%	1%

No customer accounted for more than 10% of total net sales for the three and nine months ended September 30, 2010 and 2009. One customer accounted for 11% of our total gross accounts receivable at September 30, 2010 and December 31, 2009.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. Motions for summary judgment are scheduled for December 9, 2010. A trial date on the patent claims is scheduled for February 28, 2011.

On August 10, 2010 Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that our packaging, instructions for use, and marketing materials for our Essure® product contain two patents of the twelve listed containing no claims that cover the Essure® product. On October 12, 2010 we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. Oral argument is scheduled on December 13, 2010 in the United States District Court, District of Massachusetts.

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

Overview

We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing benign tissue in-growth which blocks the fallopian tubes. A successfully placed Essure micro-insert and the subsequent tissue growth prohibits the egg from traveling through the fallopian tubes, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Approximately 465,000 women worldwide have undergone the Essure procedure.

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

The Essure® Procedure Benefits

With 99.8% effectiveness based on four years of follow up, the Essure procedure is the most effective form of permanent contraception on the market based on a comparison of four-year clinical trial data. We developed the Essure procedure in response to the market need for a less invasive and more cost effective solution for women whose families are complete. The Essure procedure is typically performed in an office setting without general anesthesia and women typically can return to their daily activities within one day. Other permanent birth control procedures, such as tubal ligation, are done in a hospital setting, entail general anesthesia and require additional recovery time.

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

Reimbursement of the Essure® Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. As of September 30, 2010 we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable office reimbursements in 26 states (defined as $1,800 or more) within the United States. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

During the last several years, we received several positive responses from government and private agencies relating to reimbursement, which we believe will help us to speed up the acceptance of the Essure procedure by doctors and patients. In Europe, we are developing a strategic plan to obtain reimbursement in a number of European countries. In France, we have obtained official reimbursement with the Haute Autorité de Santé (“HAS”). The Essure procedure is covered in France for all age-appropriate women, regardless of their medical status. The Economic Committee for Healthcare Devices in France ruled in November 2007 that the reimbursement for the Essure device will remain at the then current levels of 663 Euros, net of value added tax, for the next five years. The French authorities are implementing cost-cutting measures that may affect reimbursement for medical devices and procedures. The French authorities have changed the reimbursement of hysteroscopic occlusion for women aged 40 and older, which could have a significant impact on our business in France, at least in the near term. We are working to get this change overturned, but are unable to predict whether our efforts will be successful.

We have experienced significant cumulative operating losses since inception and, as of September 30, 2010, had an accumulated deficit of $236.0 million. Although we were profitable in 2009 and during the third quarter of 2010, we experienced a cumulative loss for the nine months ended September 30, 2010, as such we cannot assure you that we will sustain profitability. We will continue to expend substantial resources in the selling and marketing of the Essure system in the United States and abroad. We will be in a cumulative net loss position unless sufficient net sales can be generated to offset expenses.

Results of Operations - Three and Nine Months Ended September 30, 2010 and 2009

(in thousands, except percentages)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010		2009		2010- 2009 % Change	2010		2009		2010- 2009 % Change
	Amount	% (a)	Amount	% (a)		Amount	% (a)	Amount	% (a)
Net sales	$33,882	100%	$34,247	100%	-1%	$104,087	100%	$94,447	100%	10%
Gross profit	$27,320	81%	29,203	85%	-6%	83,849	81%	76,977	82%	9%
Research and development expenses	$1,610	5%	1,734	5%	-7%	5,171	5%	5,149	5%	0%
Selling, general and administrative expenses	$22,968	68%	19,472	57%	18%	75,277	72%	65,380	69%	15%
Total interest and other income (expense), net	$(1,561)	-5%	(1,615)	-5%	-3%	(4,605)	-4%	(4,734)	-5%	-3%
Provision for income taxes	$205	1%	150	0%	37%	461	0%	373	0%	24%
Net income (loss)	$976	3%	6,232	18%	-84%	(1,665)	-2%	1,341	1%	-224%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $33.9 million for the three months ended September 30, 2010 as compared to $34.2 million for the three months ended September 30, 2009, representing a decrease of approximately $0.3 million or 1%. Net sales were $104.1 million for the nine months ended September 30, 2010 as compared to $94.4 million for the nine months ended September 30, 2009, representing an increase of approximately $9.7 million or 10%. The decrease in net sales for the three months ended September 30, 2010 reflects continuing macroeconomic pressures that have contributed to reductions in patient visits to OB/GYN physician offices, as well as ongoing competitive product trialing. The increase in net sales for the nine months ended September 30, 2010 is the result of continued commercialization and marketing of the Essure system worldwide and reflects the increasing numbers of physicians entering and completing training in the use of the procedure. The increase also reflects the continuation of our programs aimed at raising consumer and physician awareness of the Essure procedure.

International sales comprised 19% and 23% of our net sales in the three and nine months ended September 30, 2010, representing an increase of 6% and 22%, respectively, as compared to the three and nine months ended September 30, 2009. The increases in international sales reflect our continued focus on growing our current markets such as France and the expansion into new markets. International sales were negatively impacted by a stronger U.S. Dollar in the three and nine months ended September 30, 2010 as compared to similar periods in 2009.

Net sales by geographic region, based on shipping location of our customers, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales (in thousands)	$33,882	$34,247	$104,087	$94,447

United States of America	81%	82%	77%	80%
France	10%	11%	13%	12%
Rest of Europe	7%	7%	8%	7%
Other	2%	0%	2%	1%

No customer accounted for more than 10% of total net sales for the three and nine months ended September 30, 2010 and 2009. One customer accounted for 11% of our total gross accounts receivable at September 30, 2010 and December 31, 2009.

We expect our net sales for 2010 to be in the range of approximately $143.0 million to $145.0 million, which would represent 9% to 10% growth from net sales in 2009 as we continue to increase the number of physicians performing the Essure procedure. Additionally, we will continue to increase our direct sales force domestically. We believe our net sales growth in 2010 and beyond will be significantly influenced by how successful we are in achieving our patient awareness objectives and physicians entering and completing training. However, as we have noted elsewhere in this Form 10-Q and risk factors from our Form 10-K, our expected net sales growth involves many risk factors, many of which are not entirely within our control.

Gross Profit

Cost of goods sold for the three months ended September 30, 2010 was $6.6 million as compared to $5.0 million for the three months ended September 30, 2009, which represents an increase of $1.6 million, or 30%. Cost of goods sold for the nine months ended September 30, 2010 was $20.2 million as compared to $17.5 million for the nine months ended September 30, 2009, which represents an increase of $2.7 million, or 16%. Gross margin for the three months ended September 30, 2010 was 81% which represents a decrease from a gross margin of 85% for the three months ended September 30, 2009. For the nine months ended September 30, 2010, gross margin was 81%, which represents a decrease from a gross margin of 82% for the nine months ended September 30, 2009.

The decrease in gross margin was caused by channel mix and lower international average selling prices. The decrease in gross margin was further impacted due to the acquisition of intellectual property assets, including patents and licenses from Ovion Inc. (“Ovion”), a wholly owned subsidiary of American Medical Systems, Inc. (“AMS”) during the third quarter of 2009. In connection with the purchase agreement, AMS and Ovion released us from any and all current and future domestic and international royalty obligations under such licenses. We released approximately $1.5 million related to international royalty obligations, which we had accrued to date. This resulted in our gross margins benefitting approximately 400 basis points in the third quarter of 2009.

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

Research and development expenses, were $1.6 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, which represents a decrease of $0.1 million, or 7%. As a percentage of net sales research and development expenses for each of the three months ended September 30, 2010 and 2009 represented 5%.

Research and development expenses were $5.2 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively, which represents an increase of $0.1 million. As a percentage of net sales, research and development expenses for each of the nine months ended September 30, 2010 and 2009 represented 5%.

We expect research and development expenses for the fourth quarter of 2010 to be comparable to our current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended September 30, 2010 was $23.0 million as compared to $19.5 million for the three months ended September 30, 2009, which represents an increase of $3.5 million, or 18%.

The increase was primarily the result of (i) increased legal and personnel fees of approximately $3.3 million, (ii) an increase of approximately $0.4 million in payroll expenses primarily due to the expansion of the U.S. field sales force, offset by (iii) a decrease of approximately $0.2 million in insurance, rent and business taxes. As a percentage of net sales, selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 represented 68% and 57%, respectively.

Selling, general and administrative spending for the nine months ended September 30, 2010 were $75.3 million as compared to $65.4 million for the nine months ended September 30, 2009, which represents an increase of $9.9 million, or 15%. The increase was the result of (i) payroll, stock compensation, training and recruiting related expenses of approximately $2.8 million, primarily due to the expansion of the U.S. field sales force, (ii) an increase of approximately $5.3 million due to increased personnel and legal fees, (iii) an increase of approximately $0.6 million in travel related expenses and (iv) an increase of approximately $1.2 million in advertising expenditures primarily for our consumer-awareness campaign. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 represented 72% and 69%, respectively.

We expect selling, general and administrative expenses to decrease in the fourth quarter of 2010 as compared to the third quarter due to lower legal fees offset by hiring additional sales professionals to focus on our sales efforts.

Total interest and other income (expense) net

Total interest and other income (expense) net for each of the three months ended September 30, 2010 and 2009 was a net expense of $1.6 million. Total interest and other income (expense) net for the nine months ended September 30, 2010 and 2009 was a net expense of $4.6 million and $4.7 million, respectively, which represents an increase of $0.1 million or 3% primarily due to foreign exchange losses in the nine months ended September 30, 2009.

Provision for income taxes

We adopted the provisions of ASC 740 Income Taxes (“ASC 740”) on January 1, 2007. The adoption of the provisions did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of September 30, 2010, our federal returns for the years ended 2007 through the current period and most state returns for the years ended 2006 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for Conceptus SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008.

For the three and nine months ended September 30, 2010, we recorded approximately $0.2 million and $0.5 million of income tax expense, respectively. For the three and nine months ended September 30, 2009, we recorded approximately $0.2 million and $0.4 million of income tax expense, respectively.

The amount of unrecognized tax benefits at September 30, 2010 was approximately $2.5 million, of which, if ultimately recognized, approximately $0.8 million would decrease the effective tax rate in the period in which the benefit is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740 we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

In preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent to which we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only one year of fiscal profitability and an accumulated loss for the nine months ended September 30, 2010, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Future profitability and changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of September 30, 2010, had an accumulated deficit of $236.0 million. Although we were profitable in 2009 and during the third quarter of 2010, we experienced a cumulative loss for the nine months ended September 30, 2010, as such we cannot assure you that we will sustain profitability. We will continue to expend substantial resources in the selling and marketing of the Essure system worldwide. We will remain in an accumulated deficit position unless sufficient net sales can be generated to offset expenses.

In July 2010, we exercised our put option with UBS to purchase the underlying auction rate securities (“ARS”) of $22.2 million at full par value. Accordingly, we had redeemed our ARS in the nine months ended September 30, 2010 of $43.6 million at full par value and our balance as of September 30, 2010 is zero.

During the nine months ended September 30, 2010, we had invested $89.8 million in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds. We will sell certain or all investments as needed to meet the cash flow needs of our business. Hence our investments in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of September 30, 2010 we had $46.9 million classified as short-term investments and $17.1 million classified as long-term investments. See Note 3 – Investments and Put Option, in the Notes to Condensed Consolidated Financial Statements.

The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of product adoption by doctors and patients;

•	our determination to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt;

•	the insurance payer community’s acceptance of and reimbursement for the Essure system; and

•	the effect on our business due to competition.

As of September 30, 2010, we had cash and cash equivalents of $19.3 million, compared to $61.7 million at December 31, 2009. The decrease of $42.4 million of cash and cash equivalents is primarily due to cash used in investing activities to purchase and sell investments and cash used in financing activities for the net repayment of the line of credit. We had short-term and long-term investments of $64.0 million as of September 30, 2010, compared to $40.6 million of short-term investments at December 31, 2009.

We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

Sources and Uses of Cash

Our cash flows for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine months ended September 30,
	2010	2009
Net cash provided by operating activities	$9,952	$18,414
Net cash used in investing activities	(25,346)	(22,647)
Net cash (used in) provided by financing activities	(26,922)	1,610
Effect of exchange rate changes on cash and cash equivalents	(77)	89

Net decrease in cash and cash equivalents	$(42,393)	$(2,534)

Operating Activities

Net cash provided by operating activities was $10.0 million in the nine months ended September 30, 2010, as compared to $18.4 million provided for the nine months ended September 30, 2009. Net cash provided by operating activities for the nine months ended September 30, 2010 was primarily related to:

•	net loss of $1.7 million;

•

a $15.6 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	an increase in accounts receivable of $2.0 million as a result of our increase in sales;

•	a decrease in inventories of $0.7 million;

•	an increase of other current assets of $1.0 million primarily due to interest receivable from available-for-sale investments, lower deposit balances and higher prepaid balances due to timing;

•	an increase in accounts payable of $0.4 million primarily related to timing of payments; and

•	a decrease in other accrued and long term liabilities and accrued compensation of $2.0 million primarily for the 2010 incentive plans.

Net cash provided by operating activities in the nine months ended September 30, 2009 was primarily related to:

•	net income of $1.3 million;

•	a $11.6 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs and intangible amortization;

•	an increase in accounts receivable of $1.7 million as a result of our increase in sales;

•	a net decrease of other assets and other current assets of $5.7 million primarily due to amortization of prepayments for our advertising, primarily in the United States;

•	an increase in inventories of $0.2 million;

•	an increase in accounts payable of $1.0 million primarily related to timing of payments; and

•	an increase in other accrued and long term liabilities and accrued compensation of $0.9 million primarily for 2009 incentive plans.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $25.3 million, primarily due to investments purchases of $89.8 million and capital expenditures primarily related to purchases of additional hysteroscopy equipment of $4.1 million. These were offset by the redemption of our ARS for $43.6 million at full par value and additional sales of short-term and long-term investments for additional $25.0 million during the nine months ended September 30, 2010.

Net cash used in investing activities for the nine months ended September 30, 2009 was $22.6 million, primarily due to the asset purchase agreement with AMS of $23.7 million and capital expenditures primarily related to purchases of additional hysteroscopy equipment of $3.5 million. In addition, we had redemptions of our ARS for $4.6 million at full par value during the nine months ended September 30, 2009.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $26.9 million. This was due to the $35.8 million repayment of our UBS line of credit, offset by $2.3 million from the issuance of common stock from our stock programs and $6.6 million from borrowings under our UBS line of credit. In July 2010, we exercised our put option requiring UBS to purchase the underlying ARS at full par value and used the proceeds to repay the remaining balance of $14.2 million and terminated the line of credit. See Note 10 – Credit Line, in the Notes to Condensed Consolidated Financial Statements.

Net cash provided by financing activities in the nine months ended September 30, 2009 was $1.6 million from the issuance of common stock for our stock option programs of $2.3 million, and borrowings of $4.4 million under our UBS line of credit, offset by repayment of $5.0 million towards UBS line of credit.

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

During the nine months ended September 30, 2010, the FASB has issued several ASUs – ASU No. 2010-01 through ASU No. 2010-25. Except for ASU No. 2010-06 discussed above and ASU No. 2010-09 Amendments to Certain Recognition and Disclosure Requirements issued in February 2010 and Codification Topic ASC 855 – Subsequent Events, in each case as presented in the Quarterly Report on Form 10Q for the quarter ended March 31, 2010, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk: We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of September 30, 2010 we had short and long-term available-for-sale investments of $64.0 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of September 30, 2010. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the nine months ended September 30, 2010. A hypothetical 100 based point change in interest rates will not have a material impact on the fair value of our available-for-sale investments. See Note 3 – Investments, in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk: A portion of our net sales are denominated in the Euro and the British Pound. To date the foreign currency exchange risk related to British Pounds has been minimal due to the size of Conceptus Medical Limited.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive income (loss). We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, during 2010 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of September 30, 2010, we had foreign currency forward contracts to sell 5.1 million Euros in exchange for $6.5 million maturing in October 2010 through January 2011. As of September 30, 2010 these forward contracts are recorded at their fair value of $0.5 million in other current liabilities on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $6.5 million as of September 30, 2010. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts. A potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar/local currency exchange rate would be approximately $0.7 million.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.

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

As of September 30, 2010, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. Motions for summary judgment are scheduled for December 9, 2010. A trial date on the patent claims is scheduled for February 28, 2011.

On August 10, 2010 Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that our packaging, instructions for use, and marketing materials for our Essure® product contain two patents of the twelve listed containing no claims that cover the Essure® product. On October 12, 2010 we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. Oral argument is scheduled on December 13, 2010 in the United States District Court, District of Massachusetts.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 1A.	Risk Factors

The risk factors included in our Annual Report as of December 31, 2009 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of September 30, 2010 should be considered carefully while evaluating the Company and our business.

We face competition, and if we are unable to compete effectively, demand for the Essure system may be reduced.

The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we will need to continue to demonstrate the advantages of our Essure procedures over new or current competitive procedures as well as well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technology. As we market the Essure system, we compete with:

•	other methods of permanent contraception, in particular tubal ligation;

•	other companies that have developed or may be developing permanent contraception devices that are similar to or otherwise compete with the Essure system;

•

other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

We compete against other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of short-term and longer-term reversible birth control for both women and men.

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

At September 30, 2010, we had cash and cash equivalents of $19.3 million. This available cash and cash equivalents are held in accounts at financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing money market funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States and traditional money market funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We maintain an investment portfolio of various holdings, types, and maturities. These securities are classified as available-for-sale. As of September 30, 2010 we had short and long-term investments of $64.0 million recorded at fair value. Our portfolio includes time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market significant price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.”

All of our cash and cash equivalents in our operating accounts are with third-party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of healthcare reform programs are adopted in our key markets and other administration and legislative proposals are enacted into law.

The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010 and, among its numerous provisions, enacts an excise tax on medical device manufacturers on sales beginning January 1, 2013. As a result, our effective tax rate and results of operations would be adversely affected and our ability to innovate and conduct necessary research and development to remain competitive with large, global companies could be negatively impacted. There are numerous other provisions in the new law that may have an adverse impact on our business. In addition, we cannot predict what other healthcare initiatives, if any, will be implemented at the Federal or State level, or the effect any future legislation or regulation will have on us. Additionally, some parts of PPACA may be overturned or changed as a result of litigation being brought in several states, which could have unknown impacts to our business. An expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc., (“Hologic”) seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. Motions for summary judgment are scheduled for December 9, 2010. A trial date on the patent claims is scheduled for February 28, 2011.

On August 10, 2010 Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that our packaging, instructions for use, and marketing materials for our Essure® product contain two patents of the twelve listed containing no claims that cover the Essure® product. On October 12, 2010 we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. Oral argument is scheduled on December 13, 2010 in the United States District Court, District of Massachusetts.

Our International Business could be affected by Changes in Reimbursement Schemes in Various European Countries.

The Ministry of Health in France is implementing cost-cutting measures that may affect reimbursement for medical devices and procedures. The French government has changed the reimbursement of hysteroscopic occlusion for women aged 40 and older, which could have a significant impact on our business in France, at least in the near term. We are working to get this change overturned, but are unable to predict whether our efforts will be successful.

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

Date: November 8, 2010

Conceptus, Inc.

/S/ GREGORY E. LICHTWARDT
Gregory E. Lichtwardt
Executive Vice President, Treasurer and Chief Financial Officer