Form 10-Q
period 2011-03-31
CONCEPTUS INC
filed 2011-05-10
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 31,189,451 shares of Registrant’s Common Stock issued and outstanding as of May 2, 2011.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$13,344	$18,383
Short-term investments	62,194	59,398
Accounts receivable, net	16,001	20,451
Inventories, net	3,678	2,915
Short-term deferred tax asset	7,548	5,058
Other current assets	7,682	7,003

Total current assets	110,447	113,208

Property and equipment, net	11,203	10,062
Intangible assets, net	23,522	24,145
Long-term investments	16,157	13,104
Restricted cash	367	367
Goodwill	17,034	16,013
Long-term deferred tax asset	73,936	73,696
Other assets	162	151

Total assets	$252,828	$250,746

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,023	$5,921
Accrued compensation	5,247	6,170
Notes payable	82,107	80,960
Other accrued liabilities	6,131	3,736

Total current liabilities	98,508	96,787

Deferred tax liability	1,026	1,007
Other accrued liabilities	1,545	1,366

Total liabilities	101,079	99,160

Stockholders’ equity:
Common stock and additional paid-in capital	308,072	306,276
Accumulated other comprehensive loss	(1,046)	(2,341)
Accumulated deficit	(155,277)	(152,349)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	151,749	151,586

Total liabilities and stockholders’ equity	$252,828	$250,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
Net sales	$26,570	$33,358
Cost of goods sold	5,201	6,391

Gross profit	21,369	26,967

Operating expenses:
Research and development	1,762	1,746
Selling, general and administrative	23,291	25,979

Total operating expenses	25,053	27,725

Operating loss	(3,684)	(758)
Interest income	174	273
Interest expense	(1,741)	(1,756)
Other income, net	19	24

Total interest and other income (expense), net	(1,548)	(1,459)

Loss before provision (benefit) for income taxes	(5,232)	(2,217)
Provision (benefit) for income taxes	(2,304)	134

Net loss	$(2,928)	$(2,351)

Basic and diluted net loss per share	$(0.09)	$(0.08)

Weighted-average shares used in computing basic and diluted net loss per share	31,144	30,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(2,928)	$(2,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property plant and equipment	1,242	1,097
Amortization of debt issuance costs	116	116
Accretion of notes payable	1,147	1,084
Amortization of intangibles	813	819
Amortization and accretion of discount and premium on investments	417	126
Gain on put option	—	(270)
Loss on trading securities	—	274
Stock-based compensation expense	1,695	1,729
Loss on disposal of property and equipment	—	11
Changes in operating assets and liabilities:
Accounts receivable, net	4,787	(727)
Inventories	(583)	(155)
Prepaids and other assets	(645)	(2,006)
Deferred tax asset	(2,724)	—
Accounts payable	(1,077)	92
Accrued compensation	(1,012)	(2,279)
Deferred tax liability	(44)	—
Other accrued and long term liabilities	2,475	(42)

Net cash provided by (used in) operating activities	3,679	(2,482)

Cash flows from investing activities
Sales and maturities of investments	27,349	5,175
Purchase of investments	(33,690)	(31,539)
Purchase of property and equipment	(2,617)	(1,393)

Net cash used in investing activities	(8,958)	(27,757)

Cash flows from financing activities
Proceeds from line of credit	—	1,828
Repayment of line of credit	—	(5,398)
Proceeds from issuance of common stock	101	1,843

Net cash provided by (used in) provided by financing activities	101	(1,727)

Effect of exchange rate changes on cash and cash equivalents	139	(148)

Net decrease in cash and cash equivalents	(5,039)	(32,114)
Cash and cash equivalents at beginning of the period	18,383	61,658

Cash and cash equivalents at end of the period	$13,344	$29,544

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

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the operating results for the full 2011 fiscal year or any other future interim periods.

In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. If the notes are converted, then upon conversion, holders will receive cash and, in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount (“net shares settlement”). This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. In the future, depending upon a variety of factors, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities. The convertible senior notes are classified as current liabilities at March 31, 2011 and December 31, 2010 because the holders have the ability to require us to repurchase the notes in whole or part at a repurchase price of 100% of par on February 15, 2012. See Note 9 – Convertible Senior Notes.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the FASB’s software revenue recognition guidance. The FASB’s software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product’s essential functionality. This amended guidance will allow revenue arrangements in which software and non-software components deliver together a product’s essential functionality to follow multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition.

In addition, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor does not first have vendor-specific objective evidence (“VSOE”) of selling price or secondly does not have third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The determination of our units of accounting did not change with the adoption of the new revenue recognition guidance; we allocate revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

We adopted both of the above-mentioned updates effective January 1, 2011 and we have elected to apply them prospectively to new or materially modified revenue arrangements after the effective date. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and results of operations.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying our financial statements include the allowance for doubtful accounts receivable, product warranty, assumptions regarding variables used in calculating the fair value of our equity awards, impairment of goodwill, intangibles and other long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Functional Currency

On January 7, 2008, we acquired Conceptus SAS (“SAS”), which sells to customers throughout Europe. Sales by SAS are denominated in Euros. In December 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary. In preparing our consolidated financial statements, we are required to translate the financial statements of SAS and CML from the currency in which they keep their accounting records into U.S. Dollars. SAS and CML both maintain their accounting records in the functional currency which is also their local currency. The functional currency of SAS is the Euro and the functional currency of CML is the British Pound. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of SAS and CML has been determined to be their local currency, any gain or loss associated with the translation of SAS’s and CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive loss. If in the future we determine that there has been a change in the functional currency of SAS or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2011 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded for the three months ended March 31, 2011.

Other intangible assets include patents, customer relationships, license agreements and fully depreciated non-compete agreements. The patents include the patents acquired in 2009 in connection with our purchase of intellectual property assets from Ovion Inc. (“Ovion”). They are amortized using the straight-line method over their respective estimated useful lives.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with ASC 350 Goodwill and Other. We evaluate the carrying value of our long-lived assets, consisting primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets from Ovion, and intangible assets acquired in connection with our acquisition of SAS, whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (see Note 5 – Goodwill and Intangible Assets). Such events or circumstances include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets

3.	Investments

As of March 31, 2011, we had short and long-term investments of $78.4 million recorded at fair value. Our investments consist of corporate bonds, commercial paper, U.S. treasury bills, U.S. and international government bonds, and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Accordingly, our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date.

The following table summarizes our amortized cost, unrealized gains and loss and the fair value of our available-for-sales investments as of March 31, 2011 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
Investments:
Corporate bonds	$37,449	$92	$(35)	$37,506
Commercial paper	15,996	1	—	15,997
U.S. treasury bills	9,988	3	(1)	9,990
U.S. & International government bonds	9,067	42	(3)	9,106
Time deposits	5,768	—	(16)	5,752

Total	$78,268	$138	$(55)	$78,351

Reported as:
Short-term investments	$62,112	$100	$(18)	$62,194
Long-term investments	16,156	38	(37)	16,157

Total	$78,268	$138	$(55)	$78,351

The following table summarized our amortized cost, unrealized gains and loss and the fair value of our available-for-sales investments as of December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments:
Corporate bonds	$38,642	$96	$(39)	$38,699
U.S. treasury bills	13,989	6	—	13,995
Commercial paper	11,989	—	—	11,989
U.S. & International government bonds	4,549	20	(1)	4,568
Time deposits	3,273	—	(22)	3,251

Total	$72,442	$122	$(62)	$72,502

Reported as:
Short-term investments	$59,366	$58	$(26)	$59,398
Long-term investments	13,076	64	(36)	13,104

Total	$72,442	$122	$(62)	$72,502

We had investments that were in an unrealized loss position as of March 31, 2011. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of March 31, 2011, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2011.

As of March 31, 2011 the weighted average number of days to maturity for our available-for-sale securities was 217 days, with the longest maturity date being December 2012.

The following table presents our available-for-sale investments that are in an unrealized loss position as of March 31, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$9,210	$(11)	$6,622	$(25)	$15,832	$(36)
Time deposits	2,739	(4)	2,013	(12)	$4,752	$(16)
U.S. & International government bonds	2,539	(2)	—	—	$2,539	$(2)
U.S. treasury bills	1,995	(1)	—	—	$1,995	$(1)

	$16,483	$(18)	$8,635	$(37)	$25,118	$(55)

4.	Fair Value Measurements

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

Fair Value of Assets

Our cash and cash equivalents and investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of March 31, 2011, our Level 1 instruments were investments in corporate bonds, U.S. treasury bills, U.S. and international government bonds, time deposits and cash equivalent commercial paper and money market funds.

We hold available-for-sale short-term commercial paper with highly rated financial institutions. There is no active market for such commercial paper; it is traded directly from the issuer or on an over-the-counter market. As of March 31, 2010, the carrying amount of the available-for-sale commercial paper is a reasonable estimate of fair value and these investments have been classified within Level 2 of the fair value hierarchy.

Periodically, we enter into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of March 31, 2011, we had foreign currency forward contracts to sell 3.8 million Euros in exchange for $5.2 million maturing in April 2011 through June 2011. As of March 31, 2011, these forward contracts are recorded at their fair value of $0.2 million in other current liabilities on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $5.2 million as of March 31, 2011. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current liabilities on our condensed consolidated balance sheet as of March 31, 2011.

Assets measured at fair value on a recurring basis at March 31, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	March 31 2011	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Commercial paper	$5,998	$5,998	$—	$—
Money market funds	696	696	—	—
Available-for-sale investments:
Corporate bonds	37,506	37,506	—	—
U.S. treasury bills	9,990	9,990	—	—
Commercial paper	15,997	—	15,997	—
U.S. & International government bonds	9,106	9,106	—	—
Time deposits	5,752	5,752	—	—

Total assets	$85,045	$69,048	$15,997	$—

Assets measured at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2010	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
U.S. government bonds	$2,000	$2,000	$—	$—
Commercial paper	2,000	2,000	—	—
Money market funds	1,368	1,368	—	—

Available-for-sale investments:
Corporate bonds	38,699	38,699	—	—
U.S. treasury bills	13,995	13,995	—	—
Commercial paper	11,989	—	11,989	—
U.S. & International government bonds	4,568	4,568	—	—
Time deposits	3,251	3,251	—	—
Foreign currency forward contract	182	—	182	—

Total assets	$78,052	$65,881	$12,171	$—

Fair value of Liabilities

Liabilities measured at fair value on a recurring basis at March 31, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	March 31 2010	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Foreign currency forward contract	$210	$—	$210	$—

Total liabilities	$210	$—	$210	$—

The fair value of the Convertible Senior Notes (see Note 9 – Convertible Senior Notes) was estimated using quoted market prices. Accordingly, we have classified our convertible senior notes within Level 1 of the fair value hierarchy and have recorded the carrying value of the notes in current liabilities on our condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 because the holders have the ability to require us to repurchase the notes in whole or part at a repurchase price of 100% of par on February 15, 2012.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$82,107	$85,957	$80,960	$85,086

5.	Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill assets might be impaired. No impairment charges have been recorded for the three months ended March 31, 2011.

The changes in carrying amount of goodwill for the three months ended March 31, 2011 is as follows (in thousands):

Three Months Ended March 31, 2011
Goodwill, beginning of period	$16,013
Effect of currency translation	1,021

Goodwill, end of period	$17,034

The following table provides additional information concerning intangible assets (in thousands):

Intangible assets are being amortized over straight-line periods ranging from 3 to 9 years.

		March 31, 2011				December 31, 2010
	Weighted average remaining life (years)	Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value	Net book value
Patent and Licenses	7.5	$25,750	$(5,307)	$—	$20,443	$21,125
Customer relationships	5.8	5,024	(1,709)	(236)	3,079	3,020
Covenant not to compete	—	71	(67)	(4)	—	—

Total intangibles		$30,845	$(7,083)	$(240)	$23,522	$24,145

6.	Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$96	$5
Work-in-progress	778	795
Finished goods	2,804	2,115

Total	$3,678	$2,915

7.	Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in warranty liability for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Balance at the beginning of the period	$333	$277
Accruals for warranties issued during the period	105	160
Settlements made in kind during the period	(105)	(143)

Balance at the end of the period	$333	$294

8.	Stock-Based Compensation

Net loss for the three months ended March 31, 2011 and 2010 included approximately $1.7 million of stock-based compensation expense.

Approximately $1.3 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively, of stock based compensation expense under ASC 718, Compensation – Stock Compensation (“ASC 718”) relates to employee stock options, employee stock purchase plan and stock appreciation rights. In addition, approximately $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, of stock based compensation expense relates to employee restricted stock units. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period. In addition we recorded stock based compensation expense for awards to non-employees as described in the following paragraph.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $27,000 and $32,000 for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, we calculated the fair value of each stock option and stock appreciation right on the date of grant using the Black-Scholes model as prescribed by ASC 718. The assumptions used were as follows:

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	4.50	4.15
Average risk-free interest rate	1.88%	1.97%
Average volatility factor	53.4%	51.4%
Dividend yield	—	—

Stock Options and Stock Appreciation Rights: During the three months ended March 31, 2011, we granted stock appreciation rights for 453,000 shares of common stock, with an estimated total grant date fair value of approximately $2.8 million and a grant date weighted-average fair value of $6.11 per share. During the three months ended March 31, 2010, we granted stock appreciation rights for 457,500 shares of common stock, with an estimated total grant date fair value of approximately $3.8 million and a grant date weighted-average fair value of $8.31 per share.

Restricted Stock Units: In connection with granting restricted stock units, we record stock-based compensation expense representing the fair market value of our common stock on the dates the awards were granted. Compensation expense is recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended March 31, 2011, we granted 130,700 restricted stock units, with a grant-date fair value of approximately $1.7 million and a grant-date weighted-average fair value of $13.10. During the three months ended March 31, 2010, we granted 58,437 restricted stock units, with a grant-date fair value of approximately $1.1 million and a grant-date weighted-average fair value of $19.52.

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

On or after February 15, 2012, we may redeem the notes in whole or in part at a redemption price in cash equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest. On each of February 15, 2012, February 15, 2017 and February 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The convertible senior notes are classified as current liabilities at March 31, 2011 and December 31, 2010 because the holders have the ability to require us to repurchase the notes in whole or part at a repurchase price of 100% of par on February 15, 2012.

We concluded that the embedded stock conversion option is not considered a derivative under ASC 815 Derivative and Hedging (“ASC 815”), because the embedded stock conversion option would be recorded in stockholders’ equity if it were a freestanding instrument.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to our stockholders upon any future conversion of the notes. The call options, which cost an aggregate $19.4 million, were recorded as a reduction of additional paid-in capital. We also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to purchase approximately 3.1 million shares of our common stock to the same counterparties that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes to approximately $36.47 per share of our common stock. Proceeds received from the issuance of the warrants totaled approximately $10.7 million and were recorded as an addition to additional paid-in capital.

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

Interest expense associated with the Convertible Senior Notes consisted of the following (in thousands):

	Three months ended March 31,
	2011	2010
Contractual coupon rate of interest	$478	$478
Accretion of notes payable	1,147	1,084
Amortization of debt issuance costs	116	116

Interest expense - convertible senior notes	$1,741	$1,678

The carrying amounts of the Convertible Senior Notes are as follows (in thousands):

March 31, 2011
Beginning carrying amount at December 31, 2010	$80,960
Accretion of note payable	1,147

Carrying amount	$82,107

10.	Income Taxes

Our effective tax rate was 44% for the three months ended March 31, 2011 and 6% for the three months ended March 31, 2010. For the three months ended March 31, 2011, we have recorded an income tax benefit of $2.3 million on a loss before benefit for income taxes of $5.2 million. For the three months ended March 31, 2010, we recorded an income tax provision of $0.1 million on a loss before provision for income taxes of $2.2 million.

The change in the effective tax rate in the current period versus the prior period is primarily a result of the recognition of U.S. deferred tax assets that occurred in the three months ended December 31, 2010. In the U.S., there was a full valuation allowance against our deferred tax assets for the period ended March 31, 2010. Our effective tax rate for the three months ended March 31, 2011 differs from the federal statutory tax rate as a result of state taxes and earnings taxed in foreign jurisdictions. Our effective rate for the three months ended March 31, 2010 was primarily related to our foreign operations and state income tax liabilities as the anticipated tax expense in the U.S. was offset by the utilization of federal tax attributes. We released the valuation allowance on our U.S. deferred tax assets on December 31, 2010. As a result of the valuation allowance release, our effective tax rate for the three months ended March 31, 2011 also includes the federal tax impact of our U.S. operations. Before the release of the valuation allowance, the tax expense was reduced by the federal tax attributes which had a full valuation allowance.

We adopted the provisions of ASC 740-10 Income Taxes (“ASC 740-10”), on January 1, 2007. The adoption of the provisions did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for SAS for the years ended 2008 through the current period are open to examination.

The amount of unrecognized tax benefits at March 31, 2011 was approximately $3.4 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740-10, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended March 31,
	2011	2010
Numerator:
Numerator for diluted earning per share - Loss available to common stockholders	$(2,928)	$(2,351)

Denominator:
Weighted-average number of common shares outstanding	31,144	30,930

Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	31,144	30,930

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive (in thousands):

	At March 31,
	2011	2010
Outstanding options and stock appreciation rights	5,544	5,209
Restricted stock units	337	157
Warrants issued in connection with our convertible notes	3,093	3,093

Total	8,974	8,459

In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027. The notes are not included in the calculation of net loss per share because their effect is anti-dilutive. In addition, our senior convertible notes were excluded from the diluted net loss per share calculation because the conversion price was greater than the average market price of our stock during the period.

12.	Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive loss consists of cumulative translation adjustments. A summary of the comprehensive loss for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,928)	$(2,351)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	1,272	(1,069)
Changes to unrealized gain (loss) on available-for-sale securities	23	(44)

Comprehensive loss	$(1,633)	$(3,464)

The balance of each component of accumulated other comprehensive loss, net of taxes, as of March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	Foreign Currency Translation	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2010	$(2,401)	$60	$(2,341)
Net change during the three month period	1,272	23	1,295

Balance as of March 31, 2011	$(1,129)	$83	$(1,046)

13.	Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010
Net sales (in thousands)	$26,570	$33,358

United States of America	71%	76%
France	19%	15%
Rest of Europe	9%	7%
Other	1%	2%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2011 and 2010. No customer accounted for more than 10% of total gross accounts receivable at March 31, 2011 and December 31, 2010.

14.	Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of the asserted claims, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A trial on the two remaining patent claims that was originally scheduled to begin February 28, 2011 was postponed until after June 30, 2011.

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure® product do not cover the Essure product. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our Motion to Dismiss on May 9, 2011 and we expect a ruling sometime in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2011 net sales and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls; litigation risks and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011 and those included elsewhere in this Form 10-Q.

Overview

We are a leader in the design, development, marketing and promotion of innovative solutions in women’s healthcare. Our flagship product is the proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control system available. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure micro-inserts and the subsequent tissue growth around and through the micro-inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. More than 500,000 women worldwide have undergone the Essure procedure and we sold the Essure system in 31 countries in 2010.

We sell Essure directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), as well as indirectly through a network of distributors throughout the rest of Europe. Our wholly owned subsidiary in the United Kingdom, Conceptus Medical Limited (“CML”), serves as our direct sales office in the United Kingdom.

In 2009 we received a positive review from the National Institute for Health and Clinical Excellence (“NICE”) in the United Kingdom and a regulatory approval for the Essure procedure from the Brazilian National Health Surveillance Agency (“ANVISA”).

During the first quarter of 2011 we began to promote GYNECARE THERMACHOICE® III Uterine Balloon Therapy System in U.S. OB/GYN physician offices. GYNECARE THERMACHOICE® III is a global endometrial ablation product that is used to treat excessive uterine bleeding (menorrhagia). This product is manufactured for and marketed by ETHICON™ Women’s Health & Urology, a division of Ethicon, Inc.

Net sales information based on segments and geographic regions is provided in Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

The Essure Procedure Benefits

With 99.8% effectiveness based on four years of follow up, the Essure procedure is the most effective form of permanent contraception on the market based on a comparison of four-year clinical trial data. We developed the Essure procedure in response to the market need for a less invasive and more cost effective permanent birth control solution for women whose families are complete. The Essure procedure is typically performed in a physician office setting without general anesthesia and women typically can return to their daily activities within one day. Other permanent birth control procedures, such as tubal ligation or vasectomy, are done in a hospital setting, entail general anesthesia and require additional recovery time. These and other benefits of the Essure procedure compared to other traditional permanent birth control procedures are highlighted below.

Benefits for the patients:

•	Proven four-year effectiveness rate of 99.8%;

•	Procedures performed in the comfort of the doctor’s office in less than 10 minutes;

•	No risks associated with incisions, general anesthesia or radiofrequency energy (common in other permanent birth control procedures);

•	No hormones;

•	Short recovery time most women are discharged within 45 minutes and they return to normal activities within 24 hours;

•	Confirmation — a three month follow-up test provides visible confirmation for women with reassurance that they are protected against unplanned pregnancy; and

•	Convenience — no recurring management of contraception usage after the confirmation test, which is performed three months after the initial procedure.

Benefits to the physician and healthcare system:

•

More efficient and productive solution due to savings related to cost and time such as the elimination of overhead, indirect and procedural costs related to anesthesia and post-operative care and hospital stays associated with tubal ligations;

•	Ability to visually confirm proper placement of radiopaque micro-insert during the procedure;

•	Short procedure time and relative ease of performing the procedure;

•	No risks associated with incisions, general anesthesia, thermal injuries, bowel injuries or dilutional hyponatremia, induced by hypotonic solutions such as glycine; and

•

Less resource-intensive environment — while Essure procedures may be performed in various settings including the physician office, hospital operating room and an ambulatory surgery center, the majority of Essure procedures take place in physicians’ offices.

Benefits to the payers:

•	Lower cost procedure due to reduced use of general or regional anesthesia and reduced number of post-operative hospital stays;

•	Elimination of costs — no operating room expenses because the procedure can be performed in the physician’s office;

•	Cost savings resulting from the potential reduction of unplanned pregnancies; and

•	Most effective form of permanent birth control available, based on four years of clinical studies.

Physician Penetration

We require physicians to be preceptored for between three and five cases by a certified trainer before being able to perform the procedure independently. We continue to see an increase in the number of physicians becoming trained or who are in the process of training to perform the Essure procedure. The level of sales for the Essure system is highly dependent on the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to a proportional increase in revenue. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship.

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

Reimbursement of the Essure Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of May 10, 2011, we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable office reimbursements (defined as $1,700 or more) in 35 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective January 1, 2011, national average payment for hysteroscopic sterilization per the Centers for Medicare and Medicaid Service’s (“CMS”) Medicare Physician Fee Schedule is $428 when performed in a hospital (facility) and $1,925 when performed in a physician’s office (non-facility). The Current Procedural Terminology (“CPT”) code for hysteroscopic sterilization is 58565. The 2011 Medicare national average payment for hospital outpatient reimbursement amounts for CPT 58565 is $3,126, which also includes the cost of the implant. In 2011, the Medicare national average payment for CPT 58565 in the ambulatory surgery center is $1,758 which also includes the cost of the implant.

Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

In Europe, we are developing a strategic plan to obtain reimbursement in a number of European countries. In France, we have obtained official reimbursement with recommendation from Haute Autorité de Santé for the Essure procedure. Until, October 2010, the Essure procedure was covered in France for all age-appropriate women, regardless of their medical status. The Economic Committee for Healthcare Devices in France ruled in November 2007 that the reimbursement for the Essure device would remain at the then current levels of 663 Euros, net of value added tax, for the next five years. However, the French authorities have began to implement cost cutting measures that are effecting reimbursement for medical devices and procedures, and specifically have changed the reimbursement of hysteroscopic occlusion for women aged 40 and under.

Our Market

Birth control use in the United States is prevalent among a majority of women of reproductive age, defined as 15-44 years of age. The National Survey of Family Growth, or NSFG, is a periodic survey that provides statistics on reproductive health in the United States and is conducted by the Centers for Disease Control and Prevention, National Center for Health Statistics. In 2010 NSFG published its most recent study entitled Use of Contraception in the United States: 1982–2008, which includes new data for 2006-2008. According to the NSFG for 2006-2008, of the 61.9 million women of reproductive age in the United States, 38.2 million use some form of birth control and 9.3 million women who use temporary contraception do not intend to have more children. We view this as our primary market.

The 2006-2008 NSFG estimated that 37% of U.S. women who use contraception rely on sterilization for birth control, including tubal ligation and vasectomy, making permanent birth control the most common method of contraception in the United States. Data published in 2010 estimated that approximately 643,000 tubal ligation procedures are performed each year in the United States, and the prevalence increases with age and number of children. According to the 2006-2008 NSFG, approximately 90% of women in the United States who have chosen female sterilization, which includes tubal ligation, have birthed two or more children. According to the same source, among the women in the United States who have chosen female sterilization, which includes tubal ligation, approximately 89% are between the ages of 30 and 44, which is Essure’s primary target market.

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

Additional Products

During the first quarter of 2011, we began to promote GYNECARE THERMACHOICE® III Uterine Balloon Therapy System in OB/GYN physician offices in the United States. GYNECARE THERMACHOICE® III is a global endometrial ablation (“GEA”) product that is used to treat excessive uterine bleeding (menorrhagia). This product is manufactured for and marketed by ETHICON™ Women’s Health & Urology, a division of Ethicon, Inc.

Essure and GYNECARE THERMACHOICE® III are compatible technologies that we believe are well-suited for the OB/GYN physician in-office setting. We believe this strategic partnership will ultimately drive Essure sales because patients who have had an endometrial ablation procedure are strongly advised to avoid pregnancy; thus it becomes a medical and practical necessity for a woman to obtain permanent birth control before having a GEA procedure. To date, GYNECARE THERMACHOICE® III has been sold primarily in the hospital setting. We intend to leverage our U.S. sales channel to sell GYNECARE THERMACHOICE® III to OB/GYN physician offices, and ultimately increase physician utilization of the Essure procedure.

Results of Operations - Three Months Ended March 31, 2011 and 2010

(in thousands, except percentages)

	Three Months Ended March 31,
	2011		2010		2011- 2010 % Change
	Amount	% (a)	Amount	% (a)
Net sales	$26,570	100%	$33,358	100%	-20%
Gross profit	$21,369	80%	26,967	81%	-21%
Research and development expenses	$1,762	7%	1,746	5%	1%
Selling, general and administrative expenses	$23,291	88%	25,979	78%	-10%
Net loss	$(2,928)	-11%	(2,351)	-7%	-25%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $26.6 million for the three months ended March 31, 2011 as compared to $33.4 million for the three months ended March 31, 2010, representing a decrease of approximately $6.8 million or 20%. The decrease is primarily the result of continued macroeconomic pressures that have contributed to a reduction in patient visits to OB/GYN physician offices, as well as ongoing competitive product trialing. In addition, the decrease is attributable to normal seasonality of our business as insurance deductibles resets annually for most insured families. The increasing adoption of high-deductible and high co-pay plans create a financial incentive for the patient to defer non-urgent medical care. While the Essure procedure is a covered benefit, we believe it can represent a financial challenge to patients since the entire procedure may be applied against the annual deductible.

International sales were $7.7 million for the three months ended March 31, 2011 as compared to $8.0 million for the three months ended March 31, 2010, representing a decrease of approximately $0.3 million or 4%. International sales comprised 29% and 24% of our total net sales in the three months ended March 31, 2011 and 2010, respectively. This decrease was due to a decline in shipments to our international distributor offset by an increase in direct sales in France

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010
Net sales (in thousands)	$26,570	$33,358

United States of America	71%	76%
France	19%	15%
Rest of Europe	9%	7%
Other	1%	2%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2011 and 2010. No customer accounted for more than 10% of total gross accounts receivable at March 31, 2011 and December 31, 2010.

We expect our net sales for 2011 to be in the range of approximately $135.0 million to $150.0 million, which would represent -4.1% to 6.6% growth from net sales in 2010. We believe our net sales in 2011 and beyond may continue to be significantly influenced by trends in macroeconomic conditions both in the United States and abroad, and will be impacted by the number of physicians entering and completing training, physician utilization rates of the Essure procedure, the extent of additional favorable insurance coverage and reimbursement decisions, our ability to promote the GYNECARE THERMACHOICE® III in the U.S. physician offices and our success in achieving patient awareness objectives. As we have noted elsewhere in this report and risk factors from our Form 10-K, our revenue projections involve many risk factors, some of which are not entirely within our control.

Gross Profit

Cost of goods sold for the three months ended March 31, 2011 was $5.2 million as compared to $6.4 million for the three months ended March 31, 2010, representing a decrease of $1.2 million or 19%. Gross margin for the three months ended March 31, 2011 was 80% as compared to 81% for the comparable period in 2010. The slight quarter-over-quarter decrease in gross margin was due to a change in channel mix characterized by greater international sales with lower average selling prices. Our gross profit margin will vary as our geographic mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development Expenses

Research and development expenses were $1.8 million in the three months ended March 31, 2011 as compared to $1.7 million in the three months ended March 31, 2010, which represents an increase of approximately $0.1 million primarily due increased expenses associated with ongoing development of our next generation product and improvements to our current device. As a percentage of revenues, research and development expenses for the three months ended March 31, 2011 was 7% as compared to 5% for the three months ended March 31, 2010.

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance. We expect that these expenses will increase as we seek to maintain our leading position in the market for non-surgical permanent female birth control and seek additional regulatory approvals.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended March 31, 2011 were $23.3 million as compared to $26.0 million for the three months ended March 31, 2010, which represents a decrease of $2.7 million or 10%. As a percentage of revenues, selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 represented 88% and 78%, respectively.

The decrease was the result of decreased marketing expenses, which included (i) a decrease of consulting fees of approximately $1.1 million, (ii) a decrease of approximately $3.6 million in advertising expenditures, primarily due to the suspension of the multiple city consumer-awareness campaign during the current quarter and (iii) a decrease in market research, marketing literature and printing-related expenses of approximately $0.3 million. These reductions were partially offset by (i) increased payroll expense of approximately $1.6 million primarily due to the expansion of the U.S. field sales force and (ii) increased sales travel expenses of approximately $0.7 million.

We expect selling, general and administrative expenses in 2011 to be comparable to 2010 due to comparable recurring expense offset by increased spending for hiring additional sales professionals to grow our expanded sales territories and increase utilization of the Essure procedures.

Operating Loss

Operating loss for the three months ended March 31, 2011 was $3.7 million as compared to $0.8 million for the three months ended March 31, 2010, which represents a decrease of $2.9 million. This decrease is primarily due to the lower net sales for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Total Interest and Other Income (Expense), net

Total interest and other income (expense), net for the three months ended March 31, 2011 and 2010 was a net expense of approximately $1.5 million.

Interest income for three months ended March 31, 2011 was lower compared to the comparable period of 2010, primarily as a result of lower cash balances. Interest expense for the three months ended March 31, 2011 was slightly lower as compared to the comparable period of 2010 primarily due to the termination of our revolving credit line in the third quarter of 2010.

Provision (Benefit) for Income Taxes

Our effective tax rate was 44% for the three months ended March 31, 2011 and 6% for the three months ended March 31, 2010. For the three months ended March 31, 2011, we have recorded an income tax benefit of $2.3 million on a loss before benefit for income taxes of $5.2 million. For the three months ended March 31, 2010, we recorded an income tax provision of $0.1 million on a loss before provision for income taxes of $2.2 million.

The change in the effective tax rate in the current period versus the prior period is primarily a result of the recognition of U.S. deferred tax assets that occurred in the three months ended December 31, 2010. In the U.S., there was a full valuation allowance against our deferred tax assets for the period ended March 31, 2010. Our effective tax rate for the three months ended March 31, 2011 differs from the federal statutory tax rate as a result of state taxes and earnings taxed in foreign jurisdictions. Our effective rate for the three months ended March 31, 2010 was primarily related to our foreign operations and state income tax liabilities as the anticipated tax expense in the U.S. was offset by the utilization of federal tax attributes. We released the valuation allowance on our U.S. deferred tax assets on December 31, 2010. As a result of the valuation allowance release, our effective tax rate for the three months ended March 31, 2011 also includes the federal tax impact of our U.S. operations. Before the release of the valuation allowance, the tax expense was reduced by the federal tax attributes which had a full valuation allowance.

We adopted the provisions of ASC 740-10 Income Taxes (“ASC 740-10”), on January 1, 2007. The adoption of the provisions did not have a material impact on our financial position and results of operations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for SAS for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for SAS for the years ended 2008 through the current period are open to examination.

The amount of unrecognized tax benefits at March 31, 2011 was approximately $3.4 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740-10, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of March 31, 2011, had an accumulated deficit of $155.3 million. Although we were profitable in 2010, we experienced a net loss in the first quarter of 2011; however, we expect to achieve and sustain operating profitability in 2011 and beyond. We will continue to expend substantial resources in research and development, and selling and marketing of the Essure system worldwide. We will remain in an accumulated deficit position unless sufficient net sales can be generated to offset expenses.

During the three months ended March 31, 2011, we invested $33.7 million in time deposits, U.S. treasury bills, U.S. and international government bonds, commercial paper and corporate bonds. We will sell certain or all investments as needed to meet the cash flow needs of our business. Accordingly, our investments in time deposits, U.S. treasury bills, U.S. and international government bonds and corporate bonds are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of March 31, 2011, we had $62.2 million classified as short-term investments and $16.2 million classified as long-term investments. See Note 3 – Investments in the Notes to Condensed Consolidated Financial Statements.

The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and research and development activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of product adoption by doctors and patients;

•	our ability to successfully promote GYNECARE THERMACHOICE ® III to U.S. physician offices and increase utilization of the Essure procedure as an adjunct to the global endometrial ablation procedure;

•	our ability to defend our existing physician accounts against competitive trialing and potential reduced market share of the hysteroscopic sterilization market;

•	our ability to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt;

•	the insurance payer community’s acceptance of and reimbursement for the Essure system; and

•	the effect on our business due to competition.

As of March 31, 2011, we had cash and cash equivalents of $13.3 million, compared to $18.4 million at December 31, 2010. The decrease of approximately $5.1 million of cash and cash equivalents is primarily due to cash used in investing activities to purchase and sell investments, with an offset from cash provided by operating activities. We had short-term and long-term investments of $78.4 million as of March 31, 2011, compared to $72.5 million of short-term and long-term investments at December 31, 2010.

Our convertible senior notes are classified as current liabilities at March 31, 2011 and December 31, 2010 because the holders have the ability to require us to repurchase the notes in whole or part at a repurchase price of 100% of par on February 15, 2012.

We believe that we have sufficient resources to meet our cash requirements and current liabilities for the next twelve months. We may seek to refinance our existing debt prior to February 15, 2012 repurchase date.

Sources and Uses of Cash

Our cash flows for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three months ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$3,679	$(2,482)
Net cash used in investing activities	(8,958)	(27,757)
Net cash provided by (used in) provided by financing activities	101	(1,727)
Effect of exchange rate changes on cash and cash equivalents	139	(148)

Net decrease in cash and cash equivalents	$(5,039)	$(32,114)

Operating Activities

Net cash provided by operating activities in the three months March 31, 2011 was primarily related to $2.9 million net loss, adjusted for:

•

Non-cash related items of $5.4 million corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Decrease in accounts receivable of $4.8 million as a result of increased cash collections;

•	Increase in inventories of $0.6 million;

•	Increase in prepaid assets of $0.6 million primarily due to timing;

•	Increase in deferred tax assets of $2.8 million due to the quarterly tax provision;

•	Decrease in accounts payable of $1.1 million primarily related to timing of payments;

•	Decrease in accrued compensation of $1.0 million primarily for the payment of prior year incentive plans and the prior quarter commission payments; and

•	Increase in other accrued and long term liabilities of $2.5 million due to increase in deferred revenue.

Net cash used in operating activities in the three months March 31, 2010 was primarily related to $2.4 million net loss, adjusted for:

•

Non-cash related items of $5.0 million corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Increase in accounts receivable of $0.7 million as a result of increased sales;

•	Increase in inventories of $0.1 million;

•	Increase in prepaid assets of $2.0 million primarily due to timing; and

•	Decrease in accrued compensation of $2.3 million primarily for the payment of prior year incentive plans and the prior quarter commission payments.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $9.0 million, primarily due to investments purchases of $33.7 million and capital expenditures primarily related to purchases of additional hysteroscopy and training equipment of $2.6 million. These were offset by sales of investments for $27.3 million during the three months ended March 31, 2011.

Net cash used in investing activities for the three months ended March 31, 2010 was $27.7 million, primarily due to investments purchases of $31.5 million and capital expenditures primarily related to purchases of additional hysteroscopy equipment of $1.4 million. These were offset by the settlements of our investments for $5.2 million during the three months ended March 31, 2010.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2011 was $0.1 million primarily from the issuance of common stock from our stock programs.

Net cash used in financing activities in the three months ended March 31, 2010 was $1.9 million. This was due to $3.5 million from the issuance of common stock from our stock programs and from proceeds from our revolving line of credit, offset by repayment of our revolving line of credit of $5.4 million. We terminated this revolving line of credit in the third quarter of 2010.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the FASB’s software revenue recognition guidance. The FASB’s software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product’s essential functionality. This amended guidance will allow revenue arrangements in which software and non-software components deliver together a product’s essential functionality to follow multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition.

In addition, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor does not first have vendor-specific objective evidence (“VSOE”) of selling price or secondly does not have third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The determination of our units of accounting did not change with the adoption of the new revenue recognition guidance; we allocate revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

We adopted both of the above-mentioned updates effective January 1, 2011 and we have elected to apply them prospectively to new or materially modified revenue arrangements after the effective date. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk: We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of March 31, 2011 we had short and long-term available-for-sale investments of $78.4 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. and international government bonds. We had no outstanding hedging instruments for our investments as of March 31, 2011. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the year ended March 31, 2011. As of March 31, 2011, a hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our available-for-sale investments. See Note 3 – Investments in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk: A portion of our net sales are denominated in the Euro and the British Pound. To date the foreign currency exchange risk related to British Pounds has been minimal due to the size of Conceptus Medical Limited.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, during 2011 we entered into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of March 31, 2011, we had foreign currency forward contracts to sell 3.8 million Euros in exchange for $5.2 million maturing in April 2011 through June 2011. As of March 31, 2011 these forward contracts are recorded at their fair value of $0.2 million in other current liabilities on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $5.2 million as of March 31, 2011. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts. A potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. Dollar/local currency exchange rate would be approximately $0.5 million.

We have developed a foreign exchange policy to govern our forward contracts. The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.

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

As of March 31, 2011, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of the asserted claims, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A trial on the two remaining patent claims that was originally scheduled to begin February 28, 2011 was postponed until after June 30, 2011.

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure® product do not cover the Essure® product. On October 12, 2010 we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our Motion to Dismiss on May 9, 2011 and we expect a ruling sometime in the future.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2010 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of March 31, 2011 should be considered carefully while evaluating the Company and our business.

We are a party to patent litigation, which is expensive and diverts our management’s attention.

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of the asserted claims, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A trial on the two remaining patent claims that was originally scheduled to begin February 28, 2011 was postponed until after June 30, 2011.

On August 10, 2010 Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure® product do not cover the Essure® product. On October 12, 2010 we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our Motion to Dismiss on May 9, 2011 and we expect a ruling sometime in the future.

Item 6. Exhibits

Number	Description
10.1	Conceptus, Inc. Sam Trujillo Stock Appreciation Right Agreement, dated as of March 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-173543) filed with the SEC on April 15, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and Chief Financial Officer