Form 10-Q
period 2011-06-30
CONCEPTUS INC
filed 2011-08-09
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 31,237,842 shares of Registrant’s Common Stock issued and outstanding as of August 1, 2011.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$25,828	$18,383
Short-term investments	52,887	59,398
Accounts receivable, net	19,602	20,451
Inventories, net	3,552	2,915
Short-term deferred tax assets	7,908	5,058
Other current assets	5,646	7,003

Total current assets	115,423	113,208
Property and equipment, net	10,430	10,062
Intangible assets, net	22,767	24,145
Long-term investments	16,941	13,104
Restricted cash	367	367
Goodwill	17,386	16,013
Long-term deferred tax assets	73,736	73,696
Other assets	211	151

Total assets	$257,261	$250,746

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,690	$5,921
Accrued compensation	6,920	6,170
Notes payable	83,270	80,960
Other accrued liabilities	5,360	3,736

Total current liabilities	100,240	96,787
Deferred tax liabilities	1,002	1,007
Other accrued liabilities	1,479	1,366

Total liabilities	102,721	99,160

Contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital: $0.003 par value, 53,000,000 shares authorized, 31,315,372 and 31,201,645 shares issued and 31,237,509 and 31,123,782 shares outstanding at June 30, 2011 and December 31, 2010	310,131	306,276
Accumulated other comprehensive loss	(768)	(2,341)
Accumulated deficit	(154,823)	(152,349)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	154,540	151,586

Total liabilities and stockholders’ equity	$257,261	$250,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$33,805	$36,847	$60,375	$70,205
Cost of goods sold	6,114	7,285	11,315	13,676

Gross profit	27,691	29,562	49,060	56,529

Operating expenses:
Research and development	1,669	1,815	3,430	3,561
Selling, general and administrative	24,107	26,330	47,399	52,309

Total operating expenses	25,776	28,145	50,829	55,870

Operating income (loss)	1,915	1,417	(1,769)	659
Interest income	176	198	350	472
Interest expense	(1,767)	(1,770)	(3,508)	(3,526)
Other income, net	(35)	(13)	(15)	10

Total interest and other income (expense), net	(1,626)	(1,585)	(3,173)	(3,044)

Income (loss) before provision (benefit) for income taxes	289	(168)	(4,942)	(2,385)
Provision (benefit) for income taxes	(165)	123	(2,468)	257

Net income (loss)	$454	$(291)	$(2,474)	$(2,642)

Basic income (loss) per share:
Net income (loss)	$0.01	$(0.01)	$(0.08)	$(0.09)
Shares used in per share amounts	31,190	31,032	31,167	30,981

Diluted income (loss) per share:
Net income (loss)	$0.01	$(0.01)	$(0.08)	$(0.09)
Shares used in per share amounts	31,487	31,032	31,167	30,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,474)	$(2,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property plant and equipment	2,631	2,241
Amortization of debt issuance costs	232	232
Accretion of notes payable	2,310	2,183
Amortization of intangibles	1,632	1,627
Amortization and accretion of discount and premium on investments	850	354
Loss on put option	—	949
Gain on trading securities	—	(962)
Stock-based compensation expense	3,422	3,531
Loss on disposal of property and equipment	125	11
Changes in operating assets and liabilities:
Accounts receivable, net	1,299	(2,922)
Inventories	(552)	393
Prepaids and other assets	1,397	(1,460)
Deferred tax asset	(2,883)	—
Accounts payable	(1,577)	826
Accrued compensation	638	(1,833)
Deferred tax liabilities	(90)	—
Other accrued and long term liabilities	1,601	(237)

Net cash provided by operating activities	8,561	2,292

Cash flows from investing activities
Sales and maturities of investments	61,845	29,935
Purchase of investments	(60,278)	(56,510)
Restricted cash	—	(5)
Purchase of property and equipment	(3,305)	(2,817)

Net cash used in investing activities	(1,738)	(29,397)

Cash flows from financing activities
Proceeds from line of credit	—	6,615
Repayment of line of credit	—	(21,679)
Proceeds from stock options and awards exercises	433	2,323

Net cash provided by (used in) provided by financing activities	433	(12,741)

Effect of exchange rate changes on cash and cash equivalents	189	(354)
Net increase (decrease) in cash and cash equivalents	7,445	(40,200)
Cash and cash equivalents at beginning of the period	18,383	61,658

Cash and cash equivalents at end of the period	$25,828	$21,458

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

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 may not necessarily be indicative of the operating results for the full 2011 fiscal year or any other future interim periods.

We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure micro-inserts and the subsequent tissue growth around and through the micro-inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Approximately 550,000 women worldwide have undergone the Essure procedure and we sell the Essure system in over 30 countries worldwide.

In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due 2027. If the notes are converted, then upon conversion, holders will receive cash and, in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount (“net shares settlement”). This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. The convertible senior notes are classified as current liabilities at June 30, 2011 and December 31, 2010 as the notes are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012. See Note 9 – Convertible Senior Notes. If the holders of the notes exercise this repurchase right, or “put”, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital in order to repurchase the notes. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

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

Both the above mentioned updates were effective for us from January 1, 2011 and we have elected to apply them prospectively to new or materially modified revenue arrangements after its effective date. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and Results of Operations.

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board, or IASB, on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The guidance is limited to enhanced disclosures, we do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and Results of Operations.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. We will adopt the OCI presentation requirements required by ASU No. 2011-05 beginning with our first quarter in 2012.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The primary estimates underlying our financial statements include the allowance for doubtful accounts receivable, product warranty, the fair value of our investment portfolio, assumptions regarding variables used in calculating the fair value of our equity awards, impairment of goodwill, intangibles and other long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We perform an assessment of our goodwill at the reporting unit level annually, or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. No impairment charges have been recorded for the six months ended June 30, 2011.

Other intangible assets include patents, customer relationships, and license agreements. The patents include the patents acquired in 2009 in connection with our purchase of intellectual property assets from Ovion Inc. (“Ovion”). They are amortized using the straight-line method over their respective estimated useful lives.

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

3. Investments

As of June 30, 2011 we had short and long-term investments of $69.8 million recorded at fair value. Our investments consist of corporate bonds, U.S. and international government bonds, commercial paper, U.S. treasury bills and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Our investments in corporate bonds, U.S. and international government bonds, commercial paper, U.S. treasury bills and time deposits are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date.

The following table summarizes our amortized cost, unrealized gains and loss, and the fair value of our available-for-sales investments, as of June 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments:
Corporate bonds	$38,150	$91	$(39)	$38,202
U.S. & International government bonds	9,883	8	(10)	9,881
Commercial paper	8,990	—	—	8,990
U.S. treasury bills	7,985	8	—	7,993
Time deposits	4,769	—	(7)	4,762

Total	$69,777	$107	$(56)	$69,828

Reported as:
Short-term investments	$52,825	$86	$(24)	$52,887
Long-term investments	16,952	21	(32)	16,941

Total	$69,777	$107	$(56)	$69,828

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

We had several investments that were in an unrealized loss position as of June 30, 2011. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is more likely than not that we will not be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of June 30, 2011, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2011.

As of June 30, 2011 weighted average days to maturity for our available for sales securities was 214 days, with the longest maturity date being March 2013.

The following table presents our available-for-sale investments that are in an unrealized loss position as of June 30, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	$14,018	$(13)	$7,386	$(26)	$21,404	$(39)
U.S. & International government bond	4,928	(10)	—	—	$4,928	$(10)
Time deposits	1,498	(1)	2,015	(6)	$3,513	$(7)

	$20,444	$(24)	$9,401	$(32)	$29,845	$(56)

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

Fair value of Assets

Our cash and cash equivalents and investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. As of June 30, 2011, our Level 1 instruments were investments in corporate bonds, U.S. treasury bills, U.S. and international government bonds, time deposits and cash equivalent commercial paper and money market funds.

We hold available-for-sale short-term commercial paper with highly rated financial institutions. There is no active market for such commercial paper; it is traded directly from the issuer or on an over-the-counter market. As of June 30, 2011, the carrying amount of the available-for-sale commercial paper is a reasonable estimate of fair value and these investments have been classified within Level 2 of the fair value hierarchy.

Periodically, we enter into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of June 30, 2011, we had foreign currency forward contracts to sell 4.2 million Euros in exchange for $6.0 million maturing in July 2011 through September 2011. As of June 30, 2011, these forward contracts are recorded at their fair value of approximately $0.1 million in other current liabilities on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $6.0 million as of June 30, 2011. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current liabilities on our condensed consolidated balance sheet as of June 30, 2011.

Assets measured at fair value on a recurring basis at June 30, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	June 30 2011	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Cash equivalents:
Commercial paper	$14,999	$14,999	$—	$—
Money market funds	369	369	—	—

Available-for-sale investments:
Corporate bonds	38,202	38,202	—	—
U.S. & International government bonds	9,881	9,881	—	—
Commercial paper	8,990	—	8,990	—
U.S. treasury bills	7,993	7,993	—	—
Time deposits	4,762	4,762	—	—

Total assets	$85,196	$76,206	$8,990	$—

Assets measured at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2010	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Cash equivalents:
U.S. government bonds	$2,000	$2,000	$—	$—
Commercial paper	2,000	2,000	—	—
Money market funds	1,368	1,368	—	—

Available-for-sale investments:
Corporate bonds	38,699	38,699	—	—
U.S. treasury bills	13,995	13,995	—	—
Commercial paper	11,989	—	11,989	—
U.S. & International government bonds	4,568	4,568	—	—
Time deposits	3,251	3,251	—	—
Foreign currency forward contract	182	—	182	—

Total assets	$78,052	$65,881	$12,171	$—

Fair value of Liabilities

Liabilities measured at fair value on a recurring basis at June 30, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	June 30 2011	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Foreign currency forward contract	$78	$—	$78	$—

Total liabilities	$78	$—	$78	$—

The fair value of the convertible senior notes (see Note 9 – Convertible Senior Notes) was estimated using quoted market prices. Accordingly, we have classified our convertible senior notes within Level 1 of the fair value hierarchy and have recorded the carrying value of the notes in current liabilities on our condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 because the holders have the ability to require us to repurchase the notes in whole or part at a repurchase price of 100% of par.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$83,270	$85,750	$80,960	$85,086

5. Goodwill and Intangible Assets

Goodwill is tested for impairment, at the reporting unit level on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill might be impaired. We did not record any impairment of goodwill during the three or six months ended June 30, 2011.

The change in the carrying amount of goodwill for the six months ended June 30, 2011 is as follows (in thousands):

Six Months Ended June 30, 2011
Goodwill, beginning of period	$16,013
Effect of currency translation	1,373

Goodwill, end of period	$17,386

The following table provides additional information concerning intangible assets, which are being amortized over straight-line periods ranging from 3 to 9 years (in thousands):

		June 30, 2011				December 31, 2010
	Weighted average remaining life (years)	Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value	Net book value
Patent and Licenses	7.2	$25,750	$(5,990)	$—	$19,760	$21,125
Customer relationships	5.5	5,024	(1,845)	(172)	3,007	3,020

Total intangibles		$30,774	$(7,835)	$(172)	$22,767	$24,145

6. Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$12	$5
Work-in-progress	766	795
Finished goods	2,774	2,115

Total	$3,552	$2,915

7. Warranty

We offer warranties on our product and record a liability at the time of the sale for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in warranty liability for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six months ended June 30,
	2011	2010
Balance at the beginning of the period	$333	$277
Accruals for warranties issued during the period	96	364
Settlements made in kind during the period	(209)	(323)

Balance at the end of the period	$220	$318

8. Stock-Based Compensation

Net income (loss) for the three and six months ended June 30, 2011 included approximately $1.7 million and $3.4 million, respectively, of stock-based compensation expense. Net loss for the three and six months ended June 30, 2010 included approximately $1.8 million and $3.5 million, respectively, of stock-based compensation expense.

Stock-based compensation expense under ASC 718, Compensation – Stock Compensation (“ASC 718”) relating to employee stock options, employee stock purchase plan and stock appreciation rights, is approximately $1.3 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $2.6 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively. In addition, stock-based compensation expense of approximately $0.4 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $0.8 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively, relates to employee restricted stock units. Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period. In addition we recorded stock-based compensation expense for awards to non-employees as described in the following paragraph.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $11,000 and $5,000 for the three months ended June 30, 2011 and 2010, respectively, and $38,000 and $37,000 for the six months ended June 30, 2011 and 2010, respectively.

For the three and six months ended June 30, 2011 and 2010, we calculated the fair value of each stock appreciation right on the date of grant using the Black-Scholes model as prescribed by ASC 718. The assumptions used were as follows:

	Three Months Ended June 30,
	2011	2010
Expected term (in years)	4.50	—
Average risk-free interest rate	1.26%	—
Average volatility factor	53.3%	—
Dividend yield	—	—

During the three months ended June 30, 2010 we granted no stock appreciation rights or stock options.

	Six Months Ended June 30,
	2011	2010
Expected term (in years)	4.50	4.15
Average risk-free interest rate	1.75%	1.97%
Average volatility factor	53.4%	51.4%
Dividend yield	—	—

Stock Options and Stock Appreciation Rights: During the three and six months ended June 30, 2011, we granted stock appreciation rights for 125,000 and 578,000 shares of common stock, respectively, with an estimated total grant date fair value of approximately $0.6 million and $3.4 million, respectively, and a grant date weighted-average per share fair value of $4.94 and $5.86, respectively. During the three months ended June 30, 2010, we granted no stock appreciation rights. During the six months ended June 30, 2010, we granted stock appreciation rights for 457,500 shares of common stock with an estimated total grant date fair value of approximately $3.8 million and a grant date weighted-average fair value of $8.31 per share.

Restricted Stock Units: In connection with restricted stock units granted, we recorded stock-based compensation expense representing the fair market value of our common shares on the dates the awards were granted. Stock-based compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and six months ended June 30, 2011, we granted 54,138 and 184,838 restricted stock units, respectively, with a grant-date fair value of approximately $0.7 million and $2.4 million, respectively, and a grant-date weighted-average per share fair value of $12.19 and $12.83, respectively. During the three and six months ended June 30, 2010, we granted 111,750 and 170,187 restricted stock units, respectively, with a grant-date fair value of approximately $1.9 million and $3.0 million, respectively, and a grant-date weighted-average per share fair value of $16.97 and $17.84, respectively.

9. Convertible Senior Notes

In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027. These notes bear interest at a rate of 2.25% per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007.

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

On or after February 15, 2012 we may redeem the notes in whole or in part at a redemption price in cash equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest. On each of February 15, 2012, February 15, 2017 and February 15, 2022 holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The convertible senior notes are classified as current liabilities at June 30, 2011 and December 31, 2010 as the notes are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012.

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

Adoption of ASC 470-20

ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”) clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate which interest costs are recognized in subsequent periods. ASC 470-20 became effective for fiscal years beginning after December 15, 2008, and retrospective application was required for all periods presented. We adopted ASC 470-20 in the first quarter of fiscal 2009.

The effect of the adoption of ASC 470-20 was to bifurcate the debt and equity components of our convertible notes. The note payable principal balance at the date of issuance of $86.3 million in February 2007 was bifurcated into the debt component of $65.1 million and the equity component of $21.2 million. The difference between the note payable principal balance of $86.3 million and the $65.1 million value of the debt component is being accreted to interest expense over a period of 5 years, which, due to the holders’ put right, is the expected term of our notes payable. We reclassified $0.8 million of debt issuance costs to additional paid in capital, attributable to the equity component of the debt. The debt component was recognized at the present value of its cash flows discounted using a 5.51% discount rate, our borrowing rate at the date of the issuance of the notes for a similar debt instrument without the conversion feature.

Interest expense associated with the notes consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Contractual coupon rate of interest	$488	$488	$966	$966
Accretion of notes payable	1,163	1,099	2,310	2,183
Amortization of debt issuance costs	116	116	232	232

Interest expense - convertible senior notes	$1,767	$1,703	$3,508	$3,381

The carrying amounts of the notes are as follows (in thousands):

	June 30, 2011	December 31, 2010
Carrying amount at beginning of the period	$80,960	$76,531
Accretion of note payable	2,310	4,429

Carrying amount at end of the period	$83,270	$80,960

10. Income Taxes

For the three and six months ended June 30, 2011, we recorded approximately $0.2 million and $2.5 million, respectively of income tax benefit. For the three and six months ended June 30, 2010, we recorded income tax provision of approximately $0.1 million and $0.3 million, respectively. Our effective rate benefit for the six months ended June 30, 2011 of 50% primarily differs from the statutory tax rate as a result of taxes on our foreign operations and state income tax liabilities.

In the United States, there was a full valuation allowance against our deferred tax assets for the period ended June 30, 2010. We released the valuation allowance on our U.S. federal and certain State deferred tax assets on December 31, 2010. As a result of the valuation allowance release, our effective tax rate for the six months ended June 30, 2011 also includes Federal and state tax impact of the U.S. operations. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. Federal and State tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

As of June 30, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are open to examination. In addition, all of the net operating losses and research and development credit carry forwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination.

The amount of unrecognized tax benefits at June 30, 2011 was approximately $3.4 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740-10 Income Taxes, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

11. Computation of Net Income (Loss) Per Share

Basic net income (loss) per share excludes any potential dilutive effects of stock options, unvested restricted shares and restricted stock units and common stock shares subject to repurchase. Diluted net income (loss) per share includes the impact of potentially dilutive securities. In net loss periods presented, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding because the inclusion of the above noted items would be anti-dilutive.

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Income (loss) available to common stockholders	$454	$(291)	$(2,474)	$(2,642)

Denominator:
Denominator for basic earning per share—Weighted-average number common shares outstanding used in computing basic net income (loss) per common share	31,190	31,032	31,167	30,981

Effective of dilutive securities:
Diluted options & stock appreciation rights	269	—	—	—
Diluted stock awards	28	—	—	—

Weighted-average number common shares outstanding used in computing diluted net income (loss) per common share	31,487	31,032	31,167	30,981

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At June 30,
	2011	2010
Outstanding options and stock appreciation rights	5,577	5,186
Restricted stock units	366	265
Warrants issued in connection with our convertible notes	3,093	3,093

Total	9,036	8,544

In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027. The effects of conversion of the convertible senior notes are not included in the calculation of basic net income (loss) per share because their effect is anti-dilutive. In addition, our convertible senior notes were excluded from the diluted net income (loss) per share calculation because the conversion price was greater than the average market price of our stock during the period.

12. Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of cumulative translation adjustments and unrealized gain or loss on available-for-sale securities. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$454	$(291)	$(2,474)	$(2,642)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	311	(1,722)	1,582	(2,791)
Changes to unrealized gain (loss) on available-for-sale securities	(33)	(49)	(9)	(93)

Comprehensive income (loss)	$732	$(2,062)	$(901)	$(5,526)

The balance of each component of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2010 and June 30, 2011 consist of the following (in thousands):

	Foreign Currency Translation	Unrealized Gains (Loss) on Available- For-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2010	$(2,401)	$60	$(2,341)
Net change during the six month period	1,582	(9)	1,573

Balance as of June 30, 2011	$(819)	$51	$(768)

13. Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales (in thousands)	$33,805	$36,847	$60,375	$70,205
United States of America	73%	76%	72%	76%
France	17%	15%	18%	15%
Rest of Europe	9%	7%	9%	7%
Other	1%	2%	1%	2%

No customer accounted for more than 10% of total net sales for the three and six months ended June 30, 2011 and 2010. No customer accounted for more than 10% of our total gross accounts receivable at June 30, 2011 and December 31, 2010.

14. Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonable estimated. At June 30, 2011 we had no material outstanding contingent liabilities.

15. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of the asserted claims, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A trial on the two remaining patent claims is scheduled to begin on October 3, 2011.

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure® product do not cover the Essure product. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our argument for our Motion to Dismiss on May 9, 2011 but has not yet ruled on the Motion. After the argument, we filed a Motion to Stay the litigation until the later of a ruling on the Motion to Dismiss and the trial in the infringement action described above. The Court granted that motion in orders entered July 5 and July 7, 2011, and the case is currently stayed.

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

Overview

We are a leader in the design, development, marketing and promotion of innovative solutions in women’s healthcare. Our flagship product is the proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control system available. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure micro-inserts and the subsequent tissue growth around and through the micro-inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Approximately 550,000 women worldwide have undergone the Essure procedure and we sell the Essure system in over 30 countries worldwide.

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

Net sales information based on segments and geographic regions is provided in Note 13 – Segment Information in the Notes to Condensed Consolidated Financial Statements.

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

Reimbursement of the Essure® Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of August 9, 2011, we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable Medicaid office reimbursement (defined as $1,700 or more) in 35 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

Worldwide, there is a larger market for permanent birth control. According to the United Nations World Contraceptive Use 2011, a report on birth control methods used by reproductive couples worldwide, 63% of women aged 15-49 years were using a form of contraception. The report indicated that female sterilization which includes tubal ligation and is the leading birth control method worldwide, was used by 19% of those women, followed by intrauterine devices, or IUDs, at 14%, and oral contraceptives at 9%.

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

Results of Operations - Three and Six Months Ended June 30, 2011 and 2010

(in thousands, except percentages)

	Three Months Ended June 30,					Six Months Ended June 30,
	2011		2010		2011-2010 % Change	2011		2010		2011-2010 % Change
	Amount	% (a)	Amount	% (a)		Amount	% (a)	Amount	% (a)
Net sales	$33,805	100%	$36,847	100%	-8%	$60,375	100%	$70,205	100%	-14%
Gross profit	$27,691	82%	29,562	80%	-6%	49,060	81%	56,529	81%	-13%
Research and development expenses	$1,669	5%	1,815	5%	-8%	3,430	6%	3,561	5%	-4%
Selling, general and administrative expenses	$24,107	71%	26,330	71%	-8%	47,399	79%	52,309	75%	-9%
Net income (loss)	$454	1%	(291)	-1%	256%	(2,474)	-4%	(2,642)	-4%	6%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $33.8 million for the three months ended June 30, 2011 as compared to $36.8 million for the three months ended June 30, 2010, representing a decrease of approximately $3.0 million, or 8%. Net sales were $60.4 million for the six months ended June 30, 2011 as compared to $70.2 million for the six months ended June 30, 2010, representing a decrease of approximately $9.8 million, or 14%. The decrease is primarily the result of continued macroeconomic pressures that have contributed to a reduction in patient visits to OB/GYN physician offices, as well as ongoing competitive product trialing. In addition, we experienced incremental sales in the second quarter of 2010 from a short-term multiple city consumer-awareness campaign that was launched in early 2010, that was not repeated in the second quarter of 2011.

International sales were $9.0 million for the three months ended June 30, 2011 as compared to $8.9 million for the three months ended June 30, 2010, representing an increase of approximately $0.1 million, or 2%. International sales comprised 27% and 24% of our total net sales in the three months ended June 30, 2011 and 2010, respectively. International sales were $16.7 million for the six months ended June 30, 2011 as compared to $16.9 million for the six months ended June 30, 2010, representing a decrease of approximately $0.2 million, or 1%. International sales comprised 28% and 24% of our total net sales in the six months ended June 30, 2011 and 2010, respectively. The change in international sales levels for the periods presented were primarily due to higher average selling price due to channel mix and a favorable currency exchange, offset by lower unit volume.

Net sales by geographic region, based on shipping location of our customers, are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales (in thousands)	$33,805	$36,847	$60,375	$70,205
United States of America	73%	76%	72%	76%
France	17%	15%	18%	15%
Rest of Europe	9%	7%	9%	7%
Other	1%	2%	1%	2%

No customer accounted for more than 10% of total net sales for the three and six months ended June 30, 2011 and 2010. No customer accounted for more than 10% of our total gross accounts receivable at June 30, 2011 and December 31, 2010.

We expect our net sales for 2011 to be in the range of approximately $135.0 million to $140.0 million, which would represent a decline of approximately -4% to -1% from net sales in 2010. We believe our net sales in 2011 and beyond may continue to be significantly influenced by trends in macroeconomic conditions both in the United States and abroad, and will be impacted by the number of physicians entering and completing training, physician utilization rates of the Essure procedure, the extent of additional favorable insurance coverage and reimbursement decisions, our ability to promote the GYNECARE THERMACHOICE® III in U.S. physician offices and our success in achieving patient awareness objectives. As we have noted elsewhere in this report and risk factors from our Form 10-K, our revenue projections involve many risk factors, some of which are not entirely within our control.

Gross Profit

Cost of goods sold for the three months ended June 30, 2011 was $6.1 million as compared to $7.3 million for the three months ended June 30, 2010, which represents a decrease of $1.2 million, or 16%. Cost of goods sold for the six months ended June 30, 2011 was $11.3 million as compared to $13.7 million for the six months ended June 30, 2010, which represents a decrease of $2.4 million, or 17%. Gross margin for the three months ended June 30, 2011 was 82%, which is higher than the gross margin of 80% for the three months ended June 30, 2010. The gross margin increase was primarily due to lower product material costs. For the six months ended June 30, 2011 and June 30, 2010, gross margin was 81%.

Our gross profit margin will vary as our geographic mix changes. Increases in sales of our devices through distributors in international markets will tend to reduce our overall gross profit margin.

Research and Development Expenses

Research and development expenses were $1.7 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively, which represents a decrease of $0.1 million, or 8%. As a percentage of net sales, research and development expenses for the three months ended June 30, 2011 and 2010 represented 5%. The dollar decrease was the result of approximately $0.3 million in expensed materials related to prototypes, offset by an increase of approximately $0.2 million related to payroll and recruiting expenses due to the expansion of our research and development team.

Research and development expenses were $3.4 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively, which represents a decrease of $0.2 million, or 4%. As a percentage of net sales, research and development expenses for the six months ended June 30, 2011 and 2010 represented 6% and 5%, respectively. The dollar decrease was the result of approximately $0.5 million in expensed materials related to prototypes, offset by increases of approximately $0.2 million related to payroll and recruiting expenses due to the expansion of our research and development team and approximately $0.1 million related to clinical trials.

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance. We expect that these expenses will increase as we seek to maintain our leading position in the market for non-surgical permanent female birth control, seek additional regulatory approvals, and work on introducing new products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 was $24.1 million as compared to $26.3 million for the three months ended June 30, 2010, which represents a decrease of $2.2 million, or 8%. As a percentage of net sales, selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 represented 71%.

The dollar decrease was the result of the following: (i) a decrease of approximately $4.8 million in expenditures primarily related to the suspension of the short-term multiple-city consumer awareness campaign that was launched in early 2010, which was not repeated in the second quarter of 2011, (ii) a decrease of approximately $0.9 million in legal fees, primarily due to the lower legal expenses related to our legal proceedings against Hologic. These decreases were partially offset by (i) increased payroll expense of approximately $2.5 million primarily due to the expansion of the U.S. field sales force and marketing team, (ii) an increase of approximately $0.4 million related to marketing and licensing activities, and (iii) an increase of approximately $0.6 million in insurance expense, business taxes, tax consulting fees, depreciation, travel and bad debt expense.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $47.4 million as compared to $52.3 million for the six months ended June 30, 2010, which represents a decrease of $4.9 million, or 9%. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 30, 2011 and 2010 represented 79% and 75%, respectively.

The dollar decrease was the result of the following: (i) a decrease of approximately $9.7 million in expenditures primarily related to the suspension of the short-term multiple-city consumer awareness campaign that was launched in early 2010, which was not repeated in the second half of 2011, (ii) a decrease of approximately $0.9 million in legal fees, primarily due to lower legal expenses related to our legal proceedings with Hologic. These decreases were partially offset by (i) increased payroll expense of approximately $4.2 million primarily due to the expansion of the U.S. field sales force and marketing team, (ii) an increase of approximately $0.8 million related to travel, and (iii) an increase of approximately $0.7 million in tax consulting fees and depreciation expense.

We expect selling, general and administrative expenses in 2011 to be comparable to 2010 due to lower marketing spend primarily due to lower consumer-awareness campaign expenses in the current year as compared to prior year, offset by increased spending for hiring additional sales professionals to grow our expanded sales territories and increase utilization of the Essure procedures.

Operating Income (Loss)

Operating income for the three months ended June 30, 2011 was $1.9 million as compared to $1.4 million for the three months ended June 30, 2010, which represents an increase of $0.5 million. This increase is primarily due to lower cost of goods sold due to lower product material cost and operating expenses for the three months ended June 30, 2011 as compared to the comparable period last year. Operating loss for the six months ended June 30, 2011 was $1.8 million as compared to operating income of $0.7 million for the comparable period last year, which represents a decrease of $2.5 million. This decrease is primarily due to the lower sales, offset by lower cost of goods sold due to lower product material cost and lower operating expenses for the six months ended June 30, 2011 as compared to the comparable period last year.

Total interest and other income (expense), net

Total interest and other income (expense), net was $1.6 million for both the three months ended June 30, 2011 and June 30, 2010. Total interest and other income (expense), net for the six months ended June 30, 2011 and 2010 was a net expense of $3.2 million and $3.0 million, respectively, representing an increase of $0.2 million, or 4%, primarily due to lower yields on invested cash.

Provision for income taxes

For the three and six months ended June 30, 2011, we recorded approximately $0.2 million and $2.5 million, respectively of income tax benefit. For the three and six months ended June 30, 2010, we recorded income tax provision of approximately $0.1 million and $0.3 million, respectively. Our effective rate benefit for the six months ended June 30, 2011 of 50% primarily differs from the statutory tax rate as a result of taxes on our foreign operations and state income tax liabilities.

In the United States, there was a full valuation allowance against our deferred tax assets for the period ended June 30, 2010. We released the valuation allowance on our U.S. federal and certain State deferred tax assets on December 31, 2010. As a result of the valuation allowance release, our effective tax rate for the six months ended June 30, 2011 also includes Federal and state tax impact of the U.S. operations. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. Federal and State tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

As of June 30, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are open to examination. In addition, all of the net operating losses and research and development credit carry forwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination.

The amount of unrecognized tax benefits at June 30, 2011 was approximately $3.4 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740-10 Income Taxes, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of June 30, 2011, had an accumulated deficit of $154.8 million. Although we were profitable in 2010, we experienced a net loss in the first half of 2011 and there is a risk that we may not sustain profitability. We will continue to expend substantial resources in the selling and marketing of the Essure system worldwide. We will remain in an accumulated deficit position unless sufficient net sales can be generated to offset expenses.

During the six months ended June 30, 2011, we had invested $60.3 million in corporate bonds, U.S. and international government bonds, commercial paper, U.S. treasury bills and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Our investments in corporate bonds, U.S. and international government bonds, commercial paper, U.S. treasury bills, and time deposits are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of June 30, 2011 we had $52.9 million classified as short-term investments and $16.9 million classified as long-term investments. See Note 3 – Investments, in the Notes to Condensed Consolidated Financial Statements.

The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and research and development activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of product adoption by doctors and patients;

•	our ability to successfully promote GYNECARE THERMACHOICE® III to U.S. physician offices and increase utilization of the Essure procedure as an adjunct to the global endometrial ablation procedure;

•	our ability to defend our existing physician accounts against competitive trialing and potential reduced market share of the hysteroscopic sterilization market;

•	our ability to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt;

•	the insurance payer community’s acceptance of and reimbursement for the Essure system; and

•	the effect on our business due to competition.

As of June 30, 2011, we had cash and cash equivalents of $25.8 million, compared to $18.4 million at December 31, 2010. The increase of approximately $7.4 million of cash and cash equivalents is primarily due to cash provided by operating activities, with an offset from cash used in investing activities to purchase and sell investments and purchase of hysteroscopy and training equipment. In addition we had short-term and long-term investments of $69.8 million as of June 30, 2011, compared to $72.5 million of short-term and long-term investments at December 31, 2010.

Our convertible senior notes are classified as current liabilities at June 30, 2011 and December 31, 2010 as the notes are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012.

We believe that we have sufficient resources to meet our cash requirements and current liabilities for the next twelve months. We may seek to refinance our existing debt prior to the February 15, 2011 repurchase date.

Sources and Uses of Cash

Our cash flows for the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six months ended June 30,
	2011	2010
Net cash provided by operating activities	$8,561	$2,292
Net cash used in investing activities	(1,738)	(29,397)
Net cash provided by (used in) provided by financing activities	433	(12,741)
Effect of exchange rate changes on cash and cash equivalents	189	(354)

Net increase (decrease) in cash and cash equivalents	$7,445	$(40,200)

Operating Activities

Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2011, as compared to $2.3 million provided for the six months ended June 30, 2010. Net cash provided by operating activities in the six months ended June 30, 2011 was primarily related to:

•	Net loss of $2.5 million;

•

Non-cash related items of $11.2 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Decrease in accounts receivable of $1.3 million as a result of increased cash collections;

•	Increase in inventories of $0.6 million;

•	Decrease in prepaid assets of $1.4 million primarily due to timing;

•	Increase in tax assets of $2.9 million primarily due to quarterly tax provision benefit related to the year to date book loss which is expected to offset taxable income in future quarters.

•	Decrease in accounts payable of $1.6 million primarily related to timing of payments;

•	Increase in accrued compensation of $0.7 million primarily due to the accrual for incentive payments as compared to prior year; and

•	Increase in other accrued and long-term liabilities of $1.6 million due primarily to the increase in deferred revenue.

Net cash provided by operating activities for the six months ended June 30, 2010 was primarily related to:

•	Net loss of $2.6 million;

•

Non-cash related items of $10.1 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Increase in accounts receivable of $2.9 million as a result of our increase in sales;

•	Decrease in inventories of $0.4 million;

•

Increase of other current assets of $1.5 million primarily due to interest receivable from available-for-sale investments, a rebate received from our contract manufacturer, lower deposit balances and a higher prepaid balance due to timing;

•	Increase in accounts payable of $0.8 million primarily related to timing of payments; and

•	Decrease in other accrued compensation of $2.0 million primarily for the payment of the 2009 incentive plans.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $1.7 million, primarily due to investments purchases of $60.3 million and capital expenditures primarily related to purchases of additional hysteroscopy and training equipment of $3.3 million. These were offset by additional sales of short-term and long-term investments of an additional $61.8 million during the six months ended June 30, 2011.

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

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $0.4 million primarily from the proceeds from stock options and awards exercises from our stock plans.

Net cash used in financing activities for the six months ended June 30, 2010 was $12.7 million. This was due to $2.3 million from proceeds from stock options and awards exercises from our stock plans, $6.6 million from proceeds from our UBS line of credit, offset by repayment of our UBS line of credit of $21.7 million. In July 2010, we exercised our put option requiring UBS to purchase the underlying ARS at full par value and used the proceeds to repay the remaining balance of $14.2 million and terminated the line of credit.

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

Both the above mentioned updates were effective for us from January 1, 2011 and we have elected to apply them prospectively to new or materially modified revenue arrangements after its effective date. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and Results of Operations.

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board, or IASB, on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The guidance is limited to enhanced disclosures, we do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and Results of Operations.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. We will adopt the OCI presentation requirements required by ASU No. 2011-05 beginning with our first quarter in 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk: We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of June 30, 2011 we had short and long-term available-for-sale investments of $69.8 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. and international government bonds. We had no outstanding hedging instruments for our investments as of June 30, 2011. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the six months ended June 30, 2011. As of June 30, 2011, a hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our available-for-sale investments. See Note 3 – Investments in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk: A portion of our net sales are denominated in the Euro and the British Pound. To date the foreign currency exchange risk related to British Pounds has been minimal due to the size of Conceptus Medical Limited.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, during 2011 we entered into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of June 30, 2011, we had foreign currency forward contracts to sell 4.2 million Euros in exchange for $6.0 million maturing in July 2011 through September 2011. As of June 30, 2011 these forward contracts are recorded at their fair value of approximately $0.1 million in other current liabilities on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $6.0 million as of June 30, 2011. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts. A potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. Dollar/local currency exchange rate would be approximately $0.6 million.

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

As of June 30, 2011, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of the asserted claims, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A trial on the two remaining patent claims is scheduled to begin on October 3, 2011.

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure® product do not cover the Essure product. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our argument for our Motion to Dismiss on May 9, 2011 but has not yet ruled on the Motion. After the argument, we filed a Motion to Stay the litigation until the later of a ruling on the Motion to Dismiss and the trial in the infringement action described above. The Court granted that motion in orders entered July 5 and July 7, 2011, and the case is currently stayed.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2010 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of June 30, 2011 should be considered carefully while evaluating the Company and our business.

We are a party to patent litigation, which is expensive and diverts our management’s attention.

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on that motion on November 4, 2009 and an order denying the motion was issued on November 6, 2009, upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order denying our Motion to Compel and granted our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of the asserted claims, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A trial on the two remaining patent claims is scheduled to begin on October 3, 2011.

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure® product do not cover the Essure product. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our argument for our Motion to Dismiss on May 9, 2011 but has not yet ruled on the Motion. After the argument, we filed a Motion to Stay the litigation until the later of a ruling on the Motion to Dismiss and the trial in the infringement action described above. The Court granted that motion in orders entered July 5 and July 7, 2011, and the case is currently stayed.

Item 6. Exhibits

Number	Description

10.1	Employment Agreement, dated June 2, 2011 between Dr. Feridun Ozdil PHD and Concpetus Incorporated. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on June 29, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President, Treasurer and Chief Financial Officer