Form 10-Q
period 2011-09-30
CONCEPTUS INC
filed 2011-11-09
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 31,240,342 shares of Registrant’s Common Stock issued and outstanding as of November 1, 2011.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$24,537	$18,383
Short-term investments	60,508	59,398
Accounts receivable, net	18,900	20,451
Inventories	3,817	2,915
Short-term deferred tax assets	5,061	5,058
Other current assets	6,296	7,003

Total current assets	119,119	113,208
Property and equipment, net	9,948	10,062
Intangible assets, net	21,791	24,145
Long-term investments	14,734	13,104
Restricted cash	130	367
Goodwill	16,428	16,013
Long-term deferred tax assets	74,009	73,696
Other assets	215	151

Total assets	$256,374	$250,746

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,817	$5,921
Accrued compensation	6,927	6,170
Notes payable	84,449	80,960
Other accrued liabilities	4,827	3,736

Total current liabilities	102,020	96,787
Deferred tax liabilities	904	1,007
Other accrued liabilities	1,308	1,366

Total liabilities	104,232	99,160

Contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital:
$0.003 par value, 53,000,000 shares authorized, 31,318,205 and 31,201,645 shares issued and 31,240,342 and 31,123,782 shares outstanding at at September 30, 2011 and December 31, 2010	311,955	306,276
Accumulated other comprehensive loss	(2,089)	(2,341)
Accumulated deficit	(157,724)	(152,349)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	152,142	151,586

Total liabilities and stockholders’ equity.	$256,374	$250,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$33,093	$33,882	$93,468	$104,087
Cost of goods sold	5,748	6,562	17,063	20,238

Gross profit	27,345	27,320	76,405	83,849

Operating expenses:
Research and development	2,144	1,610	5,574	5,171
Selling, general and administrative	23,723	22,968	71,122	75,277

Total operating expenses	25,867	24,578	76,696	80,448

Operating income (loss)	1,478	2,742	(291)	3,401
Interest income	163	165	514	637
Interest expense	(1,787)	(1,725)	(5,295)	(5,251)
Other income, net	(36)	(1)	(52)	9

Total interest and other income (expense), net	(1,660)	(1,561)	(4,833)	(4,605)

Income (loss) before provision for income taxes	(182)	1,181	(5,124)	(1,204)
Provision for income taxes	2,720	205	251	461

Net income (loss)	$(2,902)	$976	$(5,375)	$(1,665)

Basic income (loss) per share:
Net income (loss)	$(0.09)	$0.03	$(0.17)	$(0.05)
Shares used in per share amounts	31,239	31,072	31,177	31,012
Diluted income (loss) per share:
Net income (loss)	$(0.09)	$0.03	$(0.17)	$(0.05)
Shares used in per share amounts	31,239	31,413	31,177	31,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(5,375)	$(1,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property plant and equipment	3,965	3,418
Amortization of debt issuance costs	351	349
Accretion of notes payable	3,489	3,298
Amortization of intangibles	2,448	2,437
Amortization and accretion of discount and premium on investments	1,323	714
Loss on put option	—	2,933
Gain on trading securities	—	(2,949)
Stock-based compensation expense	5,233	5,412
Loss on disposal of property and equipment	182	18
Changes in operating assets and liabilities:
Accounts receivable, net	1,698	(2,046)
Inventories	(856)	703
Prepaids and other assets	828	(987)
Deferred tax asset	(313)	—
Accounts payable	(210)	413
Accrued compensation	694	(2,331)
Deferred tax liabilities	(135)	—
Other accrued and long term liabilities	1,118	235

Net cash provided by operating activities	14,440	9,952

Cash flows from investing activities
Sales and maturities of investments	80,494	68,644
Purchase of investments	(85,290)	(89,848)
Restricted cash	237	(6)
Purchase of property and equipment	(4,344)	(4,136)

Net cash used in investing activities	(8,903)	(25,346)

Cash flows from financing activities
Proceeds from line of credit	—	6,615
Repayment of line of credit	—	(35,855)
Proceeds from stock options and awards exercises	447	2,318

Net cash provided by (used in) financing activities	447	(26,922)

Effect of exchange rate changes on cash and cash equivalents	170	(77)
Net increase (decrease) in cash and cash equivalents	6,154	(42,393)
Cash and cash equivalents at beginning of the period	18,383	61,658

Cash and cash equivalents at end of the period	$24,537	$19,265

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

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 may not necessarily be indicative of the operating results for the full 2011 fiscal year or any other future interim periods.

We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure micro-inserts and the subsequent tissue growth around and through the micro-inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Approximately 570,000 women worldwide have undergone the Essure procedure and we sell the Essure system in over 30 countries worldwide.

In February 2007, we issued an aggregate principal amount of $86,250,000 of our 2.25% convertible senior notes due in 2027. If the notes are converted, then upon conversion, holders will receive cash and, in certain circumstances, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of $27.89 per share). Upon conversion, a holder would receive cash up to the principal amount of the note and our common stock in respect of such note’s conversion value in excess of such principal amount (“net shares settlement”). This net share settlement feature of the notes would reduce our liquidity, and we may not have sufficient funds to pay in full the cash obligation upon such conversion. The convertible senior notes are classified as current liabilities at September 30, 2011 and December 31, 2010 as the notes are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012. See Note 9 – Convertible Senior Notes. If the holders of the notes exercise this repurchase right, or “put”, we may need to raise additional funds through bank facilities, debt or equity offerings or other sources of capital in order to repurchase the notes. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve covenants that restrict us. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our sales and marketing activities.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principles (“GAAP”) and International Financing Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. We anticipate that the adoption of this standard will not materially impact our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. We anticipate that the adoption of this standard will not materially impact our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives entities the option to perform the two-step process only if they first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate adopting this guidance in our fourth quarter of fiscal 2012 at the time we perform our annual goodwill test and do not expect that this standard will materially impact our Condensed Consolidated Financial Statements.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We perform an assessment of our goodwill at the reporting unit level annually, or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. As of September 30, 2011, no indicators of impairment were identified.

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

As of September 30, 2011 we had short and long-term investments of $75.2 million recorded at fair value. Our investments consist of corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Our investments in corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills and time deposits are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date.

The following table summarizes our amortized cost, unrealized gains and loss, and the fair value of our available-for-sales investments, as of September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investments:
Corporate bonds	$41,468	$52	$(319)	$41,201
Commercial paper	13,996	—	—	13,996
U.S. government bonds	8,606	3	(4)	8,605
U.S. treasury bills	7,990	7	—	7,997
Time deposits	3,517	—	(74)	3,443

Total	$75,577	$62	$(397)	$75,242

Reported as:
Short-term investments	$60,580	$57	$(129)	$60,508
Long-term investments	14,997	5	(268)	14,734

Total	$75,577	$62	$(397)	$75,242

The following table summarizes our amortized cost, unrealized gains and loss and the fair value of our available-for-sales investments as of December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investments:
Corporate bonds	$38,642	$96	$(39)	$38,699
U.S. treasury bills	13,989	6	—	13,995
Commercial paper	11,989	—	—	11,989
U.S. & International government bonds	4,549	20	(1)	4,568
Time deposits	3,273	—	(22)	3,251

Total	$72,442	$122	$(62)	$72,502

Reported as:
Short-term investments	$59,366	$58	$(26)	$59,398
Long-term investments	13,076	64	(36)	13,104

Total	$72,442	$122	$(62)	$72,502

We had several investments that were in an unrealized loss position as of September 30, 2011. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is more likely than not that we will not be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of September 30, 2011, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2011.

As of September 30, 2011 weighted average days to maturity for our available for sales securities was 175 days, with the longest maturity date being September 2013.

The following table presents our available-for-sale investments that are in an unrealized loss position as of September 30, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate bonds	$26,430	$(126)	$9,623	$(193)	$36,053	$(319)
U.S. government bonds	2,915	(3)	1,998	(1)	4,913	(4)
Time deposits	1,499	—	1,943	(74)	3,442	(74)

	$30,844	$(129)	$13,564	$(268)	$44,408	$(397)

4.	Fair Value Measurements

As defined in ASC 820 Fair Value Measurement and Disclosure (“ASC 820”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Fair value of Assets

Our cash equivalents and certain investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with a reasonable level of price transparency. During the three and nine months ended for the presented periods, there were no reclassifications or transfers among levels in the fair value hierarchy. As of September 30, 2011, our Level 1 instruments were investments in corporate bonds, U.S. treasury bills, U.S. government bonds, time deposits and cash equivalent commercial paper and money market funds.

We hold available-for-sale short-term commercial paper with highly rated financial institutions. There is no active market for such commercial paper; it is traded directly from the issuer or on an over-the-counter market. As of September 30, 2011, the carrying amount of the available-for-sale commercial paper is a reasonable estimate of fair value and these investments have been classified within Level 2 of the fair value hierarchy.

Periodically, we enter into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of September 30, 2011, we had foreign currency forward contracts to sell 2.1 million Euros in exchange for $3.0 million maturing in October 2011 through December 2011. As of September 30, 2011, these forward contracts are recorded at their fair value of approximately $0.1 million as other current assets. We also have outstanding short-term intercompany receivables of $3.5 million as of September 30, 2011. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current assets on our condensed consolidated balance sheet as of September 30, 2011.

Assets measured at fair value on a recurring basis at September 30, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	September 30 2011	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Commercial paper	$13,999	$13,999	$—	$—
Money market funds	130	130	—	—
Available-for-sale investments:
Corporate bonds	41,201	41,201	—	—
Commercial paper	13,996	—	13,996	—
U.S. government bonds	8,605	8,605	—	—
U.S. treasury bills	7,997	7,997	—	—
Time deposits	3,443	3,443	—	—
Foreign currency forward contracts	73	—	73	—

Total	$89,444	$75,375	$14,069	$—

Assets measured at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2010	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
U.S. government bonds	$2,000	$2,000	$—	$—
Commercial paper	2,000	2,000	—	—
Money market funds	1,368	1,368	—	—
Available-for-sale investments:
Corporate bonds	38,699	38,699	—	—
U.S. treasury bills	13,995	13,995	—	—
Commercial paper	11,989	—	11,989	—
U.S. & International government bonds	4,568	4,568	—	—
Time deposits	3,251	3,251	—	—
Foreign currency forward contracts	182	—	182	—

Total	$78,052	$65,881	$12,171	$—

Fair value of Liabilities

The fair value of the convertible senior notes (see Note 9 – Convertible Senior Notes) was estimated using quoted market prices. Accordingly, we have classified our convertible senior notes within Level 1 of the fair value hierarchy and have recorded the carrying value of the convertible senior notes in current liabilities in our condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 because the holders have the ability to require us to repurchase the notes in whole or part at a repurchase price of 100% of par beginning December 15, 2011 and ending February 15, 2012.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$84,449	$85,457	$80,960	$85,086

5.	Goodwill and Intangible Assets

Goodwill is tested for impairment, at the reporting unit level on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill might be impaired. As of September 30, 2011, no indicators of impairment were identified.

The change in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows (in thousands):

Nine Months Ended September 30, 2011
Goodwill, beginning of period	$16,013
Effect of currency translation	415

Goodwill, end of period	$16,428

The following table provides additional information concerning intangible assets, which are being amortized over straight-line periods ranging from 3 to 9 years (in thousands):

	Weighted average remaining life (years)	September 30, 2011				December 31, 2010
		Gross carrying amount	Accumulated amortization	Cumulative effect of currency translation	Net book value	Net book value
Patent and Licenses	7.0	$25,750	$(6,672)	$—	$19,078	$21,125
Customer relationships	5.3	5,024	(1,979)	(332)	2,713	3,020

Total intangibles		$30,774	$(8,651)	$(332)	$21,791	$24,145

6.	Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$7	$5
Work-in-progress	1,310	795
Finished goods	2,500	2,115

Total	$3,817	$2,915

7.	Warranty

We offer warranties on our product and record a liability at the time of the sale for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in warranty liability for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine months ended September 30,
	2011	2010
Balance at the beginning of the period	$333	$277
Accruals for warranties issued during the period	156	523
Settlements made in kind during the period	(292)	(473)

Balance at the end of the period	$197	$327

8.	Stock-Based Compensation

Net loss for the three and nine months ended September 30, 2011 included approximately $1.8 million and $5.2 million, respectively, of stock-based compensation expense. Net income for the three months ended September 30, 2010 and net loss for the nine months ended September 30, 2010 included approximately $1.9 million and $5.4 million, respectively, of stock-based compensation expense.

Stock-based compensation expense under ASC 718, Compensation – Stock Compensation (“ASC 718”) relating to employee stock options, employee stock purchase plan and stock appreciation rights, is approximately $1.3 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $3.9 million and $4.5 million for the nine months ended September 30, 2011 and 2010, respectively. In addition, stock-based compensation expense of approximately $0.5 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $1.3 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively, relates to employee restricted stock units. Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period. In addition we recorded stock-based compensation expense for awards to non-employees as described in the following paragraph.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $9,000 and $8,000 for the three months ended September 30, 2011 and 2010, respectively, and $48,000 and $45,000 for the nine months ended September 30, 2011 and 2010, respectively.

For the three and nine months ended September 30, 2011 and 2010, we calculated the fair value of each stock appreciation right on the date of grant using the Black-Scholes model as prescribed by ASC 718. The assumptions used were as follows:

	Nine Months Ended September 30,
	2011	2010
Expected term (in years)	4.50	4.15
Average risk-free interest rate	1.75%	1.97%
Average volatility factor	53.4%	51.4%
Dividend yield	—	—

During the three months ended September 30, 2011 and September 30, 2010 we granted no stock appreciation rights or stock options.

Stock Options and Stock Appreciation Rights: During the three and nine months ended September 30, 2011, we granted stock appreciation rights for zero and 578,000 shares of common stock, respectively, with an estimated total grant date fair value of approximately $3.4 million and a grant date weighted-average per share fair value of $5.86 per share for the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, we granted stock appreciation rights for zero and 457,500 shares of common stock, respectively, with an estimated total grant date fair value of approximately $3.8 million and a grant date weighted-average fair value of $8.31 per share for the nine months ended September 30, 2010.

Restricted Stock Units: In connection with restricted stock units granted, we recorded stock-based compensation expense representing the fair market value of our common shares on the dates the awards were granted. Stock-based compensation expense is being recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and nine months ended September 30, 2011, we granted 15,333 and 200,171 restricted stock units, respectively, with a grant-date fair value of approximately $0.2 million and $2.6 million, respectively, and a grant-date weighted-average per share fair value of $11.67 and $12.74, respectively. During the three and nine months ended September 30, 2010, we granted zero and 170,187 restricted stock units, respectively, with a grant-date fair value of approximately $3.0 million, and a grant-date weighted-average fair value of $17.84 per share for the nine months ended September 30, 2010.

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

On or after February 15, 2012 we may redeem the notes in whole or in part at a redemption price in cash equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest. On each of February 15, 2012, February 15, 2017 and February 15, 2022 holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The convertible senior notes are classified as current liabilities at September 30, 2011 and December 31, 2010 as the notes are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012.

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

Interest expense associated with the notes consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Contractual coupon rate of interest	$489	$489	$1,455	$1,455
Accretion of notes payable	1,179	1,115	3,489	3,298
Amortization of debt issuance costs	116	116	349	349

Interest expense - convertible senior notes	$1,784	$1,720	$5,293	$5,102

The carrying amounts of the notes are as follows (in thousands):

	September 30, 2011	December 31, 2010
Carrying amount at beginning of the period	$80,960	$76,531
Accretion of note payable	3,489	4,429

Carrying amount at end of the period	$84,449	$80,960

10.	Line of Credit

On August 25, 2011, we entered into a credit agreement (the “Agreement”) with a financial institution that provides for a revolving line of credit of up to $50.0 million to be used for working capital and general corporate purposes. The maturity date for any borrowings under the Agreement is August 25, 2016.

Outstanding borrowings under the Agreement will bear interest at either (i) a fluctuating rate of LIBOR in effect from time to time for a one month period plus 2.75% per annum or (ii) a fixed rate of LIBOR in effect on the first day of the applicable period continuing for one or three months, as designated by us, plus 2.75% per annum. In addition, commitment fees are payable quarterly on the unused portion of the line of credit at rate of 0.50% per annum.

Amounts outstanding under the Agreement are secured by substantially all of our existing and future assets, including, but not limited to, intellectual property, accounts receivable, inventory and contract rights, and by a pledge of our capital stock, the capital stock of SAS and the capital stock of any future subsidiaries, in each case subject to certain exceptions as set forth in the Agreement and related security documents.

In addition, the Agreement requires that our existing and future subsidiaries unconditionally and fully guarantee our obligations under the Agreement. Any guarantee shall be secured by unconditional, continuing pledges and security interests in and to all of the assets and properties of the guarantor, subject to certain exceptions as set forth in the Agreement.

The Agreement contains customary covenants, including but not limited to, the following financial covenants:

•	Net Leverage Ratio (as defined in the Agreement) of less than 1.50 to 1.00;

•

Adjusted Quick Ratio (as defined in the Agreement) of greater than 1.00 to 1.00 through March 30, 2012, adjusted on a quarterly basis thereafter until June 30, 2013 by reference to the amount of debt then outstanding under our convertible notes;

•	Capital expenditures not to exceed $8.0 million per year through 2014 or $9.0 million per year in 2015 and thereafter; and

•	A pre-tax profitability (measured on a rolling basis for the period of four consecutive quarters then ended) of at least $1.00 beginning on September 30, 2011.

As of September 30, 2011 we were not in compliance with the pre-tax profitability covenant. We received a waiver from the financial institution with respect to this covenant for the third quarter of 2011. As a result, we will continue to have the ability to draw down under the credit facility subject to our compliance with the Agreement’s other covenants.

The Agreement also contains covenants that restrict us and our subsidiaries’ ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of its business, acquire or dispose of assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distribution or enter into transactions with affiliates.

Amounts available under the Agreement are available for immediate drawdown, subject to certain financial covenants and other restrictions, including the absence of any material adverse change, as determined by the financial institution, in our financial condition or business, or our asset’s market value or any collateral required under the Agreement. We cannot assure you that we will be able to comply or obtain a waiver, if necessary, from the financial institution with respect to the pre-tax profitability covenant or any other covenant in the future, which could restrict our ability to draw down under the Agreement in the future. As of September 30, 2011 we have no outstanding borrowings under the Agreement.

11.	Income Taxes

For the three and nine months ended September 30, 2011, we recorded approximately $2.7 million and $0.3 million, of income tax expense, respectively. For the three and nine months ended September 30, 2010, we recorded approximately $0.2 million and $0.5 million of income tax expense, respectively. Our effective tax rate was (5%) for the nine months ended September 30, 2011 and (38%) for the nine months ended September 30, 2010.

In the United States, there was a full valuation allowance against our deferred tax assets for the period ended September 30, 2010. We released the valuation allowance on our U.S. federal and certain states deferred tax assets on December 31, 2010. As a result of the valuation allowance release, our effective tax rate for the nine months ended September 30, 2011 also includes Federal tax impact of our U.S. operations. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. Federal and State tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

As of September 30, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination.

The amount of unrecognized tax benefits at September 30, 2011 was approximately $3.3 million, of which, if ultimately recognized, approximately $2.9 million would decrease the effective tax rate in the period in which the benefit is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740 Income Taxes, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Income (loss) available to common stockholders	$(2,902)	$976	$(5,375)	$(1,665)

Denominator:
Denominator for basic earning per share -
Weighted-average number common shares outstanding used in computing basic net income (loss) per common share	31,239	31,072	31,177	31,012

Effective of dilutive securities:
Options & stock appreciation rights	—	318	—	—
Stock awards	—	23	—	—

Weighted-average number common shares outstanding used in computing diluted net income (loss) per common share	31,239	31,413	31,177	31,012

The following outstanding options, potential employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	At September 30,
	2011	2010
Outstanding options and stock appreciation rights	5,429	5,157
Restricted stock units	380	255
Warrants issued in connection with our convertible notes	3,093	3,093

Total	8,902	8,505

The effects of conversion of our convertible senior notes are not included in the calculation of basic net income (loss) per share because their effect is anti-dilutive. In addition, our convertible senior notes were excluded from the diluted net income (loss) per share calculation because the conversion price was greater than the average market price of our stock during the period.

13.	Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of cumulative translation adjustments and unrealized gain or loss on available-for-sale securities. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(2,902)	$976	$(5,375)	$(1,665)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(935)	2,018	648	(775)
Changes to unrealized gain (loss) on available-for-sale securities	(386)	225	(396)	133

Comprehensive income (loss)	$(4,223)	$3,219	$(5,123)	$(2,307)

The balance of each component of accumulated other comprehensive loss, net of taxes, as of December 31, 2010 and September 30, 2011 consist of the following (in thousands):

	Foreign Currency Translation	Unrealized Gains (Loss) on Available- For-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2010	$(2,402)	$61	$(2,341)
Net change during the nine month period	648	(396)	252

Balance as of September 30, 2011	$(1,754)	$(335)	$(2,089)

14.	Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales (in thousands)	$33,093	$33,882	$93,468	$104,087
United States of America	78%	81%	74%	77%
France	13%	10%	16%	13%
Rest of Europe	8%	7%	9%	8%
Other	1%	2%	1%	2%

No customer accounted for more than 10% of total net sales for the three and nine months ended September 30, 2011 and 2010. One customer accounted for 11% of our total gross accounts receivable at September 30, 2011. No customer accounted for more than 10% of our total gross accounts receivable at December 31, 2010.

15.	Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. At September 30, 2011 we had no material outstanding contingent liabilities.

16.	Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on the motion for preliminary injunction on November 4, 2009 and an order denying the motion was issued on November 6, 2009. Upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order granting our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of claims 37 and 38 of the asserted patent, granting Hologic’s motion for summary judgment of non-infringement as to claim 8, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A jury trial on the two remaining patent claims was held from October 3 through 13, 2011. The jury verdict was in our favor on all counts. The jury found that Hologic indirectly infringed both patent claims and found that both patent claims were valid. The jury awarded us lost profits of $18.8 million based upon Hologic’s sales of Adiana through June 2011. A hearing on our motions for a permanent injunction prohibiting Hologic from importing, using selling or offering to sell Adiana in the United States, for lost profits from June 2011 to the present, and for interest on lost profits is scheduled for December 22, 2011. On that same date, the Court will hear any motion for a new trial or for judgment as a matter of law to be filed by Hologic by November 15, 2011.

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

17.	Subsequent Events

On October 3, 2011 (the “Closing Date”), we established a subsidiary in the Netherlands, Conceptus B.V. (“the BV”) and entered into an Asset Sale and Purchase Agreement (“the Asset Purchase Agreement”) with Sigma Medical B.V. (the “Seller”) to purchase all distribution rights of the Essure device in the Netherlands and certain assets of the Seller, including inventory, certain employees, licenses, contracts and intellectual property related to the Essure device (the “Acquisition”). Prior to the Acquisition, the Seller had the rights to sell, market and distribute the Essure device in the Netherlands. As a result of this transaction, the BV became our wholly owned subsidiary and its results of operations will be consolidated with our results of operations starting on October 3, 2011.

On the Closing Date, we consummated the Acquisition for approximately 2.6 million Euros in cash that will be made in three installments as follows:

•	2,125,000 Euros was paid on the Closing Date;

•	250,000 Euros will be paid to the Seller on the date that is six-months after the Closing Date; and

•	250,000 Euros will be paid on the date that is the first anniversary of the Closing Date.

We are entitled to offset any claim for damages for breaches of certain representations and warranties or Seller’s failure to perform its obligations under the Asset Purchase Agreement against the second and third installments of the purchase price. In addition, the purchase price may be adjusted downward by not more than 500,000 Euros if the average sales price of Essure devices declines below specified levels during 2012.

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

Overview

We are a leader in the design, development, marketing and promotion of innovative solutions in women’s healthcare. Our flagship product is the proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control system available. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure micro-inserts and the subsequent tissue growth around and through the micro-inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Approximately 570,000 women worldwide have undergone the Essure procedure and we sell the Essure system in over 30 countries worldwide.

We sell Essure directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), as well as indirectly through a network of distributors throughout the rest of Europe. Our newly acquired, wholly owned subsidiary in the Netherlands, Conceptus B.V., serves as our direct sales organization in the Netherlands. Our wholly owned subsidiary in the United Kingdom, Conceptus Medical Limited (“CML”), serves as our direct sales office in the United Kingdom.

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

Net sales information based on segments and geographic regions is provided in Note 14 – Segment Information in the Notes to Condensed Consolidated Financial Statements.

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

Reimbursement of the Essure® Procedure

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of November 9, 2011, we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable Medicaid office reimbursement (defined as $1,700 or more) in 33 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure device by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

In Europe, we are developing a strategic plan to obtain or maintain reimbursement in a number of European countries. In France, we have obtained official reimbursement with recommendation from Haute Autorité de Santé for the Essure procedure. Until, October 2010, the Essure procedure was covered in France for all age-appropriate women, regardless of their medical status. The Economic Committee for Healthcare Devices in France ruled in November 2007 that the reimbursement for the Essure device would remain at the then current levels of 663 Euros, net of value added tax, for the next five years. However, the French authorities have begun to implement cost cutting measures that are effecting reimbursement for medical devices and procedures, and specifically have changed the reimbursement of hysteroscopic occlusion for women under the age of 40.

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

The 2006-2008 NSFG estimated that 37% of U.S. women who use contraception rely on sterilization for birth control, including tubal ligation and vasectomy, making permanent birth control the most common method of contraception in the United States. Data published in 2010 estimated that approximately 643,000 tubal ligation procedures are performed each year in the United States, and the prevalence increases with age and number of children. According to the 2006-2008 NSFG, approximately 90% of women in the United States who have chosen female sterilization, which includes tubal ligation, have birthed two or more children. According to the same source, among the women in the United States who have chosen female sterilization, which includes tubal ligation, approximately 89% are between the ages of 30 and 44.

We consider Essure’s target market to be those women who choose female sterilization, as well as the 9.3 million women in the U.S. who use temporary contraception and are done having children.

The 2006-2008 NSFG estimated that approximately 24.1 million women in the United States use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Of the women using temporary birth control, 28% choose oral contraceptives and 16% choose the male condom. Included in the group using temporary birth control, according to the same source, are approximately 7.8 million women who have two or more children. It is our belief that by making these women aware of the benefits a minimally invasive procedure offers, they will consider Essure in their continuum of family planning and opt for permanent birth control rather than their current temporary method once they are done having children.

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

Results of Operations - Three and Nine Months Ended September 30, 2011 and 2010

(in thousands, except percentages)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011		2010		2011-2010	2011		2010		2011-2010
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	Amount	% (a)	% Change
Net sales	$33,093	100%	$33,882	100%	-2%	$93,468	100%	$104,087	100%	-10%
Gross profit	27,345	83%	27,320	81%	0%	76,405	82%	83,849	81%	-9%
Research and development expenses	2,144	6%	1,610	5%	33%	5,574	6%	5,171	5%	8%
Selling, general and administrative expenses	23,723	72%	22,968	68%	3%	71,122	76%	75,277	72%	-6%
Net income (loss)	(2,902)	-9%	976	3%	-397%	(5,375)	-6%	(1,665)	-2%	-223%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $33.1 million for the three months ended September 30, 2011 as compared to $33.9 million for the three months ended September 30, 2010, representing a decrease of approximately $0.8 million, or 2%. Net sales were $93.5 million for the nine months ended September 30, 2011 as compared to $104.1 million for the nine months ended September 30, 2010, representing a decrease of approximately $10.6 million, or 10%. The decrease is primarily the result of continued macroeconomic pressures that have contributed to patients delaying non-urgent procedures such as Essure in the United States. In addition, in early 2010 we conducted a short-term multiple-city consumer awareness campaign that positively impacted incremental domestic sales in the third quarter of 2010. In 2011, we did not launch a consumer awareness campaign until September 2011; therefore we did not experience the same incremental domestic sales benefit from a consumer awareness campaign in the third quarter of 2011 as compared to the third quarter of 2010.

International sales were $7.3 million for the three months ended September 30, 2011 as compared to $6.6 million for the three months ended September 30, 2010, representing an increase of approximately $0.7 million, or 11%. International sales comprised 22% and 19% of our total net sales in the three months ended September 30, 2011 and 2010, respectively. International sales were $24.0 million for the nine months ended September 30, 2011 as compared to $23.5 million for the nine months ended September 30, 2010, representing an increase of approximately $0.5 million, or 2%. International sales comprised 26% and 23% of our total net sales in the nine months ended September 30, 2011 and 2010, respectively. The change in international sales levels for the periods presented were primarily due to higher average selling price due to channel mix of more sales to direct countries and less sales to distributor countries and a favorable currency exchange, offset by lower unit volume.

Net sales by geographic region, based on shipping location of our customers, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales (in thousands)	$33,093	$33,882	$93,468	$104,087
United States of America	78%	81%	74%	77%
France	13%	10%	16%	13%
Rest of Europe	8%	7%	9%	8%
Other	1%	2%	1%	2%

No customer accounted for more than 10% of total net sales for the three and nine months ended September 30, 2011 and 2010. One customer accounted for 11% of our total gross accounts receivable at September 30, 2011. No customer accounted for more than 10% of our total gross accounts receivable at December 31, 2010.

We expect our net sales for 2011 to be in the range of approximately $132.0 million to $136.0 million, which would represent a decline of approximately (6%) to (3%) from net sales in 2010. We believe our net sales in 2011 and beyond may continue to be significantly influenced by macroeconomic and insurance trends, including continued high unemployment in the U.S. and increased employee health insurance cost sharing resulting in higher deductibles and copays. Other potential factors include the number of physicians entering and completing training, physician utilization rates of the Essure procedure, the extent of additional favorable insurance coverage and reimbursement decisions, our ability to promote the GYNECARE THERMACHOICE® III in U.S. physician offices and our success in achieving patient awareness objectives. As we have noted elsewhere in this report and risk factors from our Form 10-K, our revenue projections involve many risk factors, some of which are not entirely within our control.

Gross Profit

Cost of goods sold for the three months ended September 30, 2011 was $5.7 million as compared to $6.6 million for the three months ended September 30, 2010, which represents a decrease of $0.9 million, or 12%. Cost of goods sold for the nine months ended September 30, 2011 was $17.1 million as compared to $20.2 million for the nine months ended September 30, 2010, which represents a decrease of $3.1 million, or 16%. The gross margin for the three months ended September 30, 2011 was 83%, which is higher than the gross margin of 81% for the three months ended September 30, 2010. The gross margin for the nine months ended September 30, 2011 was 82%, which is higher than the gross margin of 81% for the nine months ended September 30, 2010. The gross margin increase was primarily due to decrease in product material costs.

Our gross profit margin will vary as our geographic mix changes. Increases in sales of our devices through distributors in international markets will tend to reduce our overall gross profit margin.

Research and Development Expenses

Research and development expenses were $2.1 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively, which represents an increase of $0.5 million, or 33%. As a percentage of net sales, research and development expenses for the three months ended September 30, 2011 and 2010 represented 6% and 5%, respectively. The dollar increase was the result of approximately $0.3 million related to payroll, stock compensation and recruiting expenses due to the expansion of our research and development team, and approximately $0.2 million related to clinical research.

Research and development expenses were $5.6 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively, which represents an increase of $0.4 million, or 8%. As a percentage of net sales, research and development expenses for the nine months ended September 30, 2011 and 2010 represented 6% and 5%, respectively. The dollar increase was the result of approximately $0.5 million related to payroll, stock compensation and recruiting expenses due to the expansion of our research and development team, approximately $0.1 million related to clinical trials, approximately $0.1 million related to consulting expense, and approximately $0.2 million related to clinical research, offset by an approximately $0.5 million decrease in expensed materials related to prototypes.

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology. Our goal is to continue our product enhancements over the coming years, which are intended to result in improved ease of use and clinical performance.

We expect research and development expenses for the fourth quarter of 2011 to be comparable to our current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $23.7 million as compared to $23.0 million for the three months ended September 30, 2010, which represents an increase of $0.7 million, or 3%. As a percentage of net sales, selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 represented 72% and 68%, respectively.

The dollar increase was the result of the following: (i) increased payroll expense of approximately $1.5 million primarily due to the expansion of the U.S. field sales force and marketing team, (ii) an increase of approximately $0.5 million related to marketing and licensing activities, and (iii) an increase of approximately $0.4 million in travel expenses. These expenses were partially offset by an approximately $1.7 million decrease in legal fees, primarily due to the lower legal expenses related to our legal proceedings against Hologic.

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $71.1 million as compared to $75.3 million for the nine months ended September 30, 2010, which represents a decrease of $4.2 million, or 6%. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2011 and 2010 represented 76% and 72%, respectively.

The dollar decrease was the result of the following: (i) a decrease of approximately $9.4 million in expenditures primarily related to the suspension of the short-term multiple-city consumer awareness campaign that was launched in early 2010, which was not repeated in the second half of 2011, (ii) a decrease of approximately $2.5 million in legal fees, primarily due to lower legal expenses related to our legal proceedings with Hologic. These decreases were partially offset by (i) increased payroll expense of approximately $5.7 million primarily due to the expansion of the U.S. field sales force and marketing team, (ii) an increase of approximately $1.2 million related to travel, and (iii) an increase of approximately $0.8 million in tax consulting fees and depreciation expense.

We expect selling, general and administrative expenses to be greater in the fourth quarter of 2011 as compared to the current quarter due to higher selling and marketing spend as we continue to fund our new direct to consumer advertising campaign and continue to hire additional sales professionals to grow our expanded sales territories and increase utilization of the Essure procedures.

Operating Income (Loss)

Operating income for the three months ended September 30, 2011 was $1.5 million as compared to $2.7 million for the three months ended September 30, 2010, which represents a decrease of $1.2 million. Operating loss for the nine months ended September 30, 2011 was $0.3 million as compared to operating income of $3.4 million for the comparable period last year, which represents a decrease of $3.7 million. This decrease is primarily due to the lower sales, offset by lower cost of goods sold due to lower product material cost and lower operating expenses for the nine months ended September 30, 2011 as compared to the comparable period last year.

Total interest and other income (expense), net

Total interest and other income (expense), net was $1.7 million and $1.6 million for the three months ended September 30, 2011 and September 30, 2010, respectively representing an increase of $0.1 million. Total interest and other income (expense), net for the nine months ended September 30, 2011 and 2010 was a net expense of $4.8 million and $4.6 million, respectively, representing an increase of $0.2 million, or 5%. For both three and nine month periods the increases in total interest and other income (expense), net were primarily due to lower yields on invested cash.

Provision for income taxes

For the three and nine months ended September 30, 2011, we recorded approximately $2.7 million and $0.3 million, of income tax expense, respectively. For the three and nine months ended September 30, 2010, we recorded approximately $0.2 million and $0.5 million of income tax expense, respectively. Our effective tax rate was (5%) for the nine months ended September 30, 2011 and (38%) for the nine months ended September 30, 2010.

In the United States, there was a full valuation allowance against our deferred tax assets for the period ended September 30, 2010. We released the valuation allowance on our U.S. federal and certain states deferred tax assets on December 31, 2010. As a result of the valuation allowance release, our effective tax rate for the nine months ended September 30, 2011 also includes Federal tax impact of our U.S. operations. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. Federal and State tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

As of September 30, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination.

The amount of unrecognized tax benefits at September 30, 2011 was approximately $3.3 million, of which, if ultimately recognized, approximately $2.9 million would decrease the effective tax rate in the period in which the benefit is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of ASC 740 Income Taxes, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of September 30, 2011, had an accumulated deficit of $157.7 million. Although we were profitable in 2010, we experienced a net loss in the first nine months of 2011 and there is a risk that we may not return to profitability. We will continue to expend substantial resources in the selling and marketing of the Essure system worldwide. We will remain in an accumulated deficit position unless sufficient net sales can be generated to offset expenses.

During the nine months ended September 30, 2011, we had invested $85.3 million in corporate bonds, U.S. government bonds, commercial paper, U.S. treasury bills and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Our investments in corporate bonds, U.S. government bonds, commercial paper, U.S. treasury bills, and time deposits are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of September 30, 2011 we had $60.5 million classified as short-term investments and $14.7 million classified as long-term investments. See Note 3 – Investments, in the Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2011, we had cash and cash equivalents of $24.5 million, compared to $18.4 million at December 31, 2010. The increase of approximately $6.1 million of cash and cash equivalents is primarily due to cash provided by operating activities, with an offset from cash used in investing activities to purchase and sell investments and purchase of hysteroscopy and training equipment. In addition we had short-term and long-term investments of $75.2 million as of September 30, 2011, compared to $72.5 million of short-term and long-term investments at December 31, 2010.

On August 25, 2011, we entered into a credit agreement with a financial institution that provides for a revolving line of credit of up to $50.0 million to be used for working capital and general corporate purposes. The maturity date for any borrowings under the credit agreement is August 25, 2016. As of September 30, 2011 we have no outstanding borrowings under the credit agreement. See Note 10 – Line of Credit, in the Notes to Condensed Consolidated Financial Statements.

Our convertible senior notes are classified as current liabilities at September 30, 2011 and December 31, 2010 as the notes are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012.

We believe that we have sufficient resources to meet our cash requirements and current liabilities for the next twelve months. We may seek to refinance our existing debt prior to the February 15, 2012 repurchase date.

Sources and Uses of Cash

Our cash flows for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine months ended September 30,
	2011	2010
Net cash provided by operating activities	$14,440	$9,952
Net cash used in investing activities	(8,903)	(25,346)
Net cash provided by (used in) financing activities	447	(26,922)
Effect of exchange rate changes on cash and cash equivalents	170	(77)

Net increase (decrease) in cash and cash equivalents	$6,154	$(42,393)

Operating Activities

Net cash provided by operating activities was $14.4 million for the nine months ended September 30, 2011, as compared to $10.0 million provided for the nine months ended September 30, 2010. Net cash provided by operating activities in the nine months ended September 30, 2011 was primarily related to:

•	Net loss of $5.4 million;

•

Non-cash related items of $17.0 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Decrease in accounts receivable of $1.7 million as a result of increased cash collections;

•	Increase in inventories of $0.9 million;

•	Decrease in prepaid assets of $0.8 million primarily due to timing;

•

Increase in tax assets of $0.3 million and decrease in deferred tax liabilities of $0.1 primarily due to tax provision activity related to the year to date book loss which is expected to offset taxable income in future quarters;

•	Decrease in accounts payable of $0.2 million primarily related to timing of payments;

•	Increase in accrued compensation of $0.7 million primarily due to the accrual for incentive payments as compared to prior year; and

•	Increase in other accrued and long-term liabilities of $1.1 million due primarily to the increase in deferred revenue.

Net cash provided by operating activities for the nine months ended September 30, 2010 was primarily related to:

•	Net loss of $1.7 million;

•

A $15.6 million increase corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Increase in accounts receivable of $2.0 million as a result of our increase in sales;

•	Decrease in inventories of $0.7 million;

•	Increase of other current assets of $1.0 million primarily due to interest receivable from available-for-sale investments, lower deposit balances and higher prepaid balances due to timing;

•	Increase in accounts payable of $0.4 million primarily related to timing of payments; and

•	Decrease in other accrued and long term liabilities and accrued compensation of $2.0 million primarily for the 2010 incentive plans.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $8.9 million, primarily due to investments purchases of $85.3 million and capital expenditures of $4.3 million primarily related to purchases of additional hysteroscopy and training equipment. These were offset by additional sales of short-term and long-term investments of an additional $80.5 million and a reduction in restricted cash of $0.2 million during the nine months ended September 30, 2011.

Net cash used in investing activities for the nine months ended September 30, 2010 was $25.3 million, primarily due to investments purchases of $89.8 million and capital expenditures of $4.1 million primarily related to purchases of additional hysteroscopy equipment. These were offset by the redemption of our Auction Rate Securities for $43.6 million at full par value and additional sales of short-term and long-term investments for additional $25.0 million during the nine months ended September 30, 2010.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $0.4 million primarily from the proceeds from stock options and awards exercises from our stock plans.

Net cash used in financing activities for the nine months ended September 30, 2010 was $26.9 million. This was due to the $35.8 million repayment of our UBS line of credit, offset by $2.3 million from the issuance of common stock from our stock programs and $6.6 million from borrowings under our UBS line of credit. In July 2010, we exercised our put option requiring UBS to purchase the underlying Auction Rate Securities at full par value and used the proceeds to repay the remaining balance of $14.2 million and terminated the line of credit.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principles (“GAAP”) and International Financing Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. We anticipate that the adoption of this standard will not materially impact our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. We anticipate that the adoption of this standard will not materially impact our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU 2011-08 gives entities the option to perform the two-step process only if they first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate adopting this guidance in our fourth quarter of fiscal 2012 at the time we perform our annual goodwill test and do not expect that this standard will materially impact our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk: We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of September 30, 2011 we had short and long-term available-for-sale investments of $75.2 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of September 30, 2011. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the three and nine months ended September 30, 2011. As of September 30, 2011, a hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our available-for-sale investments. See Note 3 – Investments in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk: A portion of our net sales are denominated in Euros and British Pounds. To date the foreign currency exchange risk related to British Pounds has been minimal due to the size of Conceptus Medical Limited.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive loss. We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, during 2011 we entered into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of September 30, 2011, we had foreign currency forward contracts to sell 2.1 million Euros in exchange for $3.0 million maturing in October 2011 through December 2011. As of September 30, 2011 these forward contracts are recorded at their fair value of approximately $0.1 million as other current assets. We have outstanding short-term intercompany receivables of $3.5 million as of September 30, 2011. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts. A potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. Dollar/local currency exchange rate would be approximately $0.4 million.

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

As of September 30, 2011, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on the motion for preliminary injunction on November 4, 2009 and an order denying the motion was issued on November 6, 2009. Upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order granting our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of claims 37 and 38 of the asserted patent, granting Hologic’s motion for summary judgment of non-infringement as to claim 8, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A jury trial on the two remaining patent claims was held from October 3 through 13, 2011. The jury verdict was in our favor on all counts. The jury found that Hologic indirectly infringed both patent claims and found that both patent claims were valid. The jury awarded us lost profits of $18.8 million based upon Hologic’s sales of Adiana through June 2011. A hearing our motions for a permanent injunction prohibiting Hologic from importing, using selling or offering to sell Adiana in the United States, for lost profits from June 2011 to the present, and for interest on lost profits is scheduled for December 22, 2011. On that same date, the Court will hear any motion for a new trial or for judgment as a matter of law to be filed by Hologic by November 15, 2011.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2010 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of September 30, 2011 should be considered carefully while evaluating the Company and our business.

We are a party to patent litigation, which is expensive and diverts our management’s attention.

On May 22, 2009, we filed a lawsuit in the United States District Court, Northern District of California against Hologic, Inc. seeking declaratory judgment by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system will infringe several U.S. patents owned by us including U.S. Patent Nos. 6,634,361, 6,709,667, 7,237,552, 7,428,904 and 7,506,650, and an injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States. Upon FDA approval of the Adiana Permanent Contraception system, we filed an Amended Complaint in July 2009 seeking a judgment that Hologic’s importation, use, sale and/or offer to sell the system infringes the same patents mentioned above and requested an injunction against such activity. On August 13, 2009, we filed a motion for preliminary injunction, requesting the Court to enjoin the Adiana system in the United States pending final judgment in the action. On August 25, 2009, Hologic filed its answer and asserted counterclaims against us that we were violating the Lanham Act and the California Statutory Unfair Competition Law. On October 14, 2009, we answered with our own counterclaims asserting that Hologic was violating the Lanham Act and the California Statutory Unfair Competition Law through its selling practices. A hearing was held on the motion for preliminary injunction on November 4, 2009 and an order denying the motion was issued on November 6, 2009. Upon stipulation of the parties, on January 19, 2010, all claims relating to three of the five asserted patents were dismissed with prejudice. A claim construction hearing was held on March 10, 2010. The Claim Construction Order was issued on March 24, 2010 with all but one of five terms favorably construed to us. On April 21, 2010 the Court issued an order granting our Motion to Amend our Complaint to assert counterclaims against Hologic that Hologic had engaged in unfair competition against us and had violated the Lanham Act. On August 10, 2010, the parties reached agreement to settle all the unfair competition claims of both parties with prejudice. The terms of the agreement are confidential. The parties filed cross –motions for summary judgment on October 28, 2010, which were heard on December 9, 2010. On December 16, 2010, the Court issued an order denying Hologic’s motions for summary judgment of non-infringement and invalidity of claims 37 and 38 of the asserted patent, granting Hologic’s motion for summary judgment of non-infringement as to claim 8, granting our motion for summary judgment as to non-infringing substitutes and the hypothetical negotiation date, and denying our motion for summary judgment of infringement. A jury trial on the two remaining patent claims was held from October 3 through 13, 2011. The jury verdict was in our favor on all counts. The jury found that Hologic indirectly infringed both patent claims and found that both patent claims were valid. The jury awarded us lost profits of $18.8 million based upon Hologic’s sales of Adiana through June 2011. A hearing on our motions for a permanent injunction prohibiting Hologic from importing, using selling or offering to sell Adiana in the United States, for lost profits from June 2011 to the present, and for interest on lost profits is scheduled for December 22, 2011. On that same date, the Court will hear any motion for a new trial or for judgment as a matter of law to be filed by Hologic by November 15, 2011.

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

If we are unable to comply with the financial covenants in our credit facility, we will not be able to use the credit facility for future liquidity needs.

On August 25, 2011, we entered into a credit agreement (the “Agreement”) with a financial institution that provides for a revolving line of credit of up to $50.0 million to be used for working capital and general corporate purposes. As of September 30, 2011 we have no outstanding borrowings under the Agreement.

Amounts available under the Agreement are available for immediate drawdown, subject to certain financial covenants and other restrictions. As of September 30, 2011 we were not in compliance with the pre-tax profitability covenant but the financial institution granted us a waiver with respect to this covenant for the third quarter of 2011. We cannot assure you will be able to comply or obtain a waiver, if necessary, from the financial institution with respect to the pre-tax profitability covenant or any other covenant in the future. If we were unable to do so, our ability to draw down under the Agreement in the future could be restricted, which could negatively impact our liquidity and require us to delay, reduce the scope of or eliminate our selling and marketing activities or other strategic business plans.

Item 6. Exhibits

Number	Description

10.1	First Amendment and Waiver to Credit Agreement dated August 25, 2011 by and between Conceptus, Inc. and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 26, 2011)

10.2	First Amendment and Waiver to Credit Agreement, dated October 25, 2011, by and between Conceptus, Inc. and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2011

Conceptus, Inc.

/s/ GREGORY E. LICHTWARDT
Gregory E. Lichtwardt
Executive Vice President, Treasurer and Chief Financial Officer