Form 10-K
period 2011-12-31
CONCEPTUS INC
filed 2012-03-15
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-27596

CONCEPTUS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3170244
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

331 East Evelyn

Mountain View, CA 94041

(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 962-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.003 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2011 was $176,698,212 based upon the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2011. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,306,551 shares of registrant’s Common Stock issued and outstanding as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto located elsewhere in this Annual Report on Form 10-K. This report, and in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words “believes,” “anticipates,” “could,” “intends,” “expects,” “may,” “plans,” “projects,” “should,” “will,” “seeks” and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our dependence on a single product; intense competition in the medical device industry and in our market; the uncertainty of market acceptance of our product; our dependence on suppliers; our ability to develop and maintain proprietary aspects of our technology; our ability to operate without infringing or misappropriating the proprietary rights of others; expense and outcome of litigation; our ability to manage our expansion or any acquisition; the effect of adverse economic conditions and economic uncertainty; our ability to regain and sustain profitable operations; the effectiveness and safety of our product over the long-term; our ability to maintain the necessary governmental clearances or approvals to market our product; dependence on obtaining and maintaining reimbursement; the effect of new healthcare reform laws in the United States and changes in laws affecting the healthcare industry; the inherent risk of exposure to product liability claims and product recalls and other factors referenced in “Risk Factors” and other sections of this report. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Overview

We design, develop, market and promote innovative solutions in women’s healthcare. Our flagship product is the proprietary Essure® permanent birth control procedure, which is the most effective non-surgical permanent birth control available, based on a comparison of four-year clinical trial data. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure as determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market the Essure procedure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure procedure in November 2002. Approximately 600,000 women worldwide have undergone the Essure procedure.

We sell the Essure procedure directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), and in the United Kingdom through our wholly owned subsidiary Conceptus Medical Limited (“CML”). In October 2011, we purchased certain assets of Sigma Medical and established a wholly owned subsidiary in the Netherlands, Conceptus B.V. (“BV”). In the rest of the world, we sell indirectly through a network of distributors.

We operate in one business segment. We had net sales of $127.0 million, $140.7 million and $131.4 million and net income (loss) of $(7.9) million, $82.0 million and $7.9 million in the year ended December 31, 2011, 2010 and 2009, respectively, and total assets of $263.6 million, $250.7 million and $187.1 million as of December 31, 2011, 2010 and 2009, respectively. Net sales information based on geographic regions is provided in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

We were incorporated in Delaware in 1992. Our mailing address and executive offices are located at 331 East Evelyn, Mountain View, California 94041, and our telephone number is (650) 962-4000. We maintain three websites located at www.conceptus.com, www.essuremd.com and www.essure.com. We make available, free of charge, on or through our www.conceptus.com website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC). We have posted on the “About Conceptus/Corporate Governance” page of our www.conceptus.com website links to our Code of Business Conduct and Ethics, Whistleblower Policy, Corporate Governance Guidelines, Corporate Risk Policy, Disclosure Policy Statement, and the charters of each of our Audit, Compensation and Nominating and Corporate Governance committees of our Board of Directors. Information contained on our websites is not incorporated by reference into and does not form a part of this Form 10-K. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Conceptus, Inc., 331 East Evelyn, Mountain View, California 94041.

The Essure Procedure

The Essure insert is designed to be placed into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive delivery system. The delivery system consists of a disposable plastic handle connected to our proprietary guidewire and catheter system. The insert is constructed of a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy called Nitinol, which is commonly used in many medical devices and permanent implants, and a layer of polyethylene terephthalate, or polyester fibers, wound between the inner coils. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and into the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the insert. When released, the insert automatically expands to the contours of the fallopian tube and anchors itself in place. During a three-month period, the polyester fibers within the insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing conception.

Currently, local anesthesia is used as the predominant method of controlling discomfort during the Essure procedure. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician. There is a three-month waiting period after the Essure procedure is completed, during which time the patient must continue to use an alternative form of birth control while tissue in-growth occurs. After three months, U.S. patients complete a confirmation test called a hysterosalpingogram, (“HSG”), which provides confirmation to the doctor and the patient of both the placement of the inserts and the occlusion of the fallopian tubes. Outside of the United States, the confirmation test entails a standard flat plate pelvic X-ray or transvaginal ultrasound conducted three months after completion of the procedure, with a subsequent HSG if proper device location has not been confirmed. In February 2011, we received Conformité Européenne Mark (“CE Mark”) approval to use Transvaginal Ultrasound (“TVU”), to confirm proper placement of the Essure inserts three months following the Essure procedure. TVU is an alternative confirmation test to the standard flat plate pelvic X-ray, and both tests are included in the European Physicians’ Instruction for Use (“IFU”).

We did not conduct a clinical trial to compare the Essure procedure to laparoscopic tubal ligation. We compared the Essure procedure to the Collaborative Review of Sterilization, or CREST study results, as a historical control. We believe, however, based on current data from our Pivotal trial and published reports on laparoscopic tubal ligation, that the Essure placement procedure has clear key advantages over laparoscopic tubal ligation:

	Essure Procedure	Tubal Ligation
Procedure	Transcervical g Non-incisional	Incisional g Abdominal incision or puncture
Typical anesthesia	Local or IV sedation	General
Average post-op recovery time	45 minutes	4-5 hours
Procedure location	Hospital, surgical-center or doctor’s office	Hospital or surgical-center
Average return to regular activities*	typically 24 hours	4-6 days

*	Excluding the day of procedure

The Essure Procedure Benefits

With 99.8% effectiveness based on four years of follow up, the Essure procedure is the most effective form of permanent contraception on the market, based on a comparison of four-year clinical trial data. We developed the Essure procedure in response to the market need for a less invasive and more cost effective permanent birth control solution for women who are done having children. The Essure procedure is typically performed in a physician office setting without general anesthesia and women typically can return to their daily activities within one day. A tubal ligation procedure is done in a hospital or ambulatory surgery setting, entails general anesthesia and requires additional recovery time. These and additional benefits of the Essure procedure compared to other traditional permanent birth control procedures are highlighted below.

Benefits for the patients:

•	Proven four-year effectiveness rate of 99.8%;

•	Procedures performed in the comfort of the doctor’s office in less than 10 minutes (average hysteroscopic time);

•	No risks associated with incisions, general anesthesia or radiofrequency energy (common in other permanent birth control procedures);

•	No hormones;

•	Short recovery time – most women are discharged within 45 minutes and return to normal activities within 24 hours or less;

•

Confirmation – three months after the Essure procedure, a doctor is able to perform an Essure Confirmation Test to confirm that the inserts are properly placed and the fallopian tubes are fully blocked, permitting the patient to rely on the Essure procedure for permanent birth control; and

•	Convenience – no recurring management of contraception usage after the Essure Confirmation Test.

Benefits to the physician and healthcare system:

•

More efficient and productive solution resulting in cost and time savings by eliminating t overhead, and reducing or eliminating certain indirect and procedural costs such as anesthesia, post-operative care and hospital stays associated with tubal ligations;

•	Ability to visually confirm proper placement of radiopaque inserts during the procedure;

•	Short procedure time and relative ease of performing the procedure;

•

Elimination of risk associated with incisions, general anesthesia, and adverse events associated with tubal ligation including thermal injuries, bowel injuries and dilutional hyponatremia induced by hypotonic solutions such as glycine; and

•

Less resource-intensive environment – while the Essure procedure may be performed in various settings including the physician’s office, hospital operating room and an ambulatory surgery center, the majority of Essure procedures take place in physicians’ offices.

Benefits to the payers:

•	Lower cost procedure compared to tubal ligation due to reduced use of general or regional anesthesia and reduced number of post-operative hospital stays;

•	Elimination of certain costs – no operating room expenses because the procedure can be performed in the physician’s office;

•	Cost savings resulting from the potential reduction of unplanned pregnancies; and

•	Most effective form of permanent birth control available, based on comparison of four year clinical study data.

Physician Penetration

We require physicians to be preceptored for three to five cases by a certified trainer before being able to perform the procedure independently. We continue to see an increase in the number of trained physicians or those who are in the process of training to perform the Essure procedure. The level of sales for the Essure procedure is related to the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to a proportional increase in revenue. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. In addition to training new physicians, we also focus on gaining greater market share by increasing Essure procedure utilization by those physicians who are already trained to perform the procedure.

In 2009, we partnered with VirtaMed AG to develop a photorealistic, high fidelity simulator called EssureSim™, which provides virtual reality training of the hysteroscopic procedure that deploys Essure. The training helps refine physicians’ skills to enhance patient outcomes. In September 2010, we entered into a mutually exclusive agreement with VirtaMed AG for the EssureSim™ simulator, thereby enabling us to be the only company in the field of hysteroscopic permanent birth control with theVirtaMed training simulator.

Our Clinical Progress

Since our phase II clinical trial of the Essure procedure in 1998, we have made improvements with each new model of the Essure procedure in terms of bilateral placement rate and/or hysteroscopic procedure time. Our current ESS 305 model has a successful bilateral placement rate of 96.9% and a procedure time of less than 10 minutes. The following chart sets forth bilateral placement rate and hysteroscopic procedure time for each of the identified trial or Essure models.

	Phase II	Pivotal	ESS 205	ESS 305
Bilateral Placement Rate	86.0%	86.0%	94.6%	96.9%
Hysteroscopic Procedure Time	18 minutes	13 minutes	17 minutes	less than 10 minutes

The Essure procedure has ten years of experience as the first commercialized method of hysteroscopic sterilization. The following chart summarizes our clinical studies and notes the key study endpoints.

November 1998	Phase II clinical study of safety and preliminary effectiveness of the Essure procedure commences.	The number of women in whom at least one of two Essure inserts was placed totaled 682 between the two clinical trials. At three month follow-up, 647 women began relying on the Essure device as a method of permanent birth control. Based on clinical data, the Essure procedure has been demonstrated to be 99.8% effective after four years of follow-up. The Essure procedure has proven to have high patient satisfaction in our clinical trials. Clinical data submitted to the FDA in our Annual Reports show that Phase II study patients’ tolerance to wearing the Essure device up to five years was rated as “good” to “excellent” in 99% of women at all visits. Among women from our Pivotal trial who have worn the inserts up to five years, at least 99% reported their comfort with the Essure device as “good” to “excellent” at all visits.
May 2000	Pivotal (Phase III) clinical trail commences. The clinical endpoints of the study include safety, effectiveness and patient satisfaction.
February 2001	Approval to affix CE Mark for the European markets.

April 2002	PMA application submitted to the FDA for approval.

November 2002	Approval from FDA to market Essure procedure in the United States.
March 2005	ESS 205 Post Approval Study completed and final report submitted to FDA for approval.	Based on the ESS 205 post-approval study, the Essure procedure has a 94.6% first procedure bilateral placement rate. The bilateral placement rate is based on the number of women who are able to have two Essure inserts successfully placed in their fallopian tubes at the time of their initial procedure. Three months later, the Essure Confirmation Test documents whether they can rely on Essure for contraception.

June 2007	FDA approved a PMA supplement for a modified delivery system, ESS 305.
June 2009	ESS 305 Post Approval Study completed and final reports submitted to FDA.	Based on the ESS 305 post-approval study, the Essure procedure has a 96.9% first procedure bilateral placement rate
Note: ESS 205 and ESS 305 are collectively called Essure.

Data from our clinical trials are undergoing analysis, and the clinical trial statistics presented may change as longer-term follow-up data from the women participating in the trials is gathered, audited and analyzed, or if the FDA requests that calculations be performed in a different manner than presented in our premarket approval (“PMA”), application.

New Indications and Product Updates

In 2011, the FDA approved the removal of the nickel hypersensitivity contraindication from the Essure procedure IFU. The FDA decision was supported by nearly a decade of commercial use and data gathered from the Essure clinical trials that demonstrate no causal relationship between dermal nickel sensitivity and the Essure insert. The IFU label change expands the number of potential patients, as women with a known hypersensitivity to nickel as confirmed by a skin test may now be candidates for the Essure procedure.

In February 2012, we announced that the FDA had approved labeling changes pertaining to the use of bipolar radio frequency NovaSure® Impedance Controlled Endometrial Ablation System following the placement of Essure inserts and a successful Essure Confirmation Test. NovaSure is a global endometrial ablation (“GEA”) technology that treats menorrhagia, abnormally heavy menstrual bleeding. The expanded label change followed our reaching an agreement with the FDA on a post-approval study protocol, and enabled us to expand our U.S. IFU label. The Essure procedure is now approved to be safe and compatible with all the major GEA technology options including NovaSure, GYNECARE THERMACHOICE® Uterine Balloon Therapy System and Hydro ThermAblator® System. Because pregnancy following a GEA procedure can be dangerous to mother and fetus, effective birth control is vital and many patients are advised to consider permanent birth control, such as Essure.

The Essure procedure has been in the market for a decade. At this milestone, we now have 10 years of post-market surveillance data that explores the product’s successful commercial use by more than 600,000 women worldwide. The results track closely with our clinical trial data and support Essure as a safe, established and highly effective procedure in the commercial setting. We anticipate that the next update to our IFU will include the 10-year commercial data plus our full 5-year clinical results.

Our Market

Birth control use in the United States is prevalent among a majority of women of reproductive age, defined as 15-44 years of age. The National Survey of Family Growth (“NSFG”), is a periodic survey that provides statistics on reproductive health in the United States and is conducted by the Centers for Disease Control and Prevention, National Center for Health Statistics. In 2010, NSFG published its most recent study entitled “Use of Contraception in the United States: 1982–2008”, which includes new data for 2006-2008. According to the NSFG, during the period 2006-2008, of the 61.9 million women of reproductive age in the United States, 38.2 million used some form of birth control.

The 2006-2008 NSFG estimated that of the 38.2 million U.S. women of reproductive age who use some form of birth control, 14.1 million or 37% relied on a sterilization method for birth control, including tubal ligation, vasectomy and hysteroscopic sterilization, making permanent birth control the most common method of contraception in the United States. According to the 2006-2008 NSFG, approximately 90% of women in the United States who have chosen female sterilization, which includes tubal ligation and hysteroscopic sterilization, have birthed two or more children.

The 2006-2008 NSFG further estimated that approximately 24.1 million women in the United States use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Of those women, 44% choose oral contraceptives, 25% choose the male condom and 10% choose the Intrauterine Device (“IUD”). Of the 24.1 million women who use temporary methods of birth control, 9.3 million women state that they do not intend to have more children. We believe that by making these 9.3 million women aware of the benefits of a minimally invasive procedure, they will consider the Essure procedure in their continuum of family planning and opt for permanent birth control, rather than their current temporary method. This is our target market and we believe it is from this population that the incidence of sterilization procedures occurs.

Based on third party data and our estimates of the incidence of sterilization procedures, we believe there were approximately 600,000 tubal ligations and hysteroscopic sterilization procedures performed in the United States in 2011. According to the same source, among the women in the United States who chose female sterilization in 2011, approximately 89% were between the ages of 30 and 44.

Based on data from the 2006-2008 NSFG, the following chart summarizes birth control methods using contraception in the United States:

	Age 30-34	Age 35-39	Age 40-44
Method:
Tubal ligation	29%	38%	50%
Pill	25%	19%	11%
Condom	17%	11%	9%
Vasectomy	8%	17%	20%
All others	21%	15%	10%

Worldwide, there is a large market for permanent birth control. According to the United Nations World Contraceptive Use 2011, a report on birth control methods used by reproductive couples worldwide, 63% of women aged 15-49 years were using some form of contraception. The report indicated that female sterilization, including tubal ligation, is the leading birth control method worldwide and was used by 19% of those women, followed by IUDs at 14% and oral contraceptives at 9%.

Sales and Marketing

The key components of our sales and marketing strategy are to educate, train and certify physicians to perform the Essure procedure, and to generate awareness of the Essure procedure among women and physicians that results in its increased adoption.

In training physicians, we seek to move physicians through three stages: preceptorship, certification and certified in-office. Once physicians are trained and certified, we focus on increasing their utilization of the Essure procedure.

We believe a physician’s office is the best site of service for the Essure procedure because of the numerous benefits to patients, physicians and insurance payers. Compared to a hospital setting, the patient is typically more comfortable in an office setting, the physician is more economically and logistically efficient, and the payer or state incurs lower costs.

Through the use of direct-to-consumer (“DTC”) advertising, digital marketing strategies and public relations, we intend to continue increasing awareness of the Essure procedure among consumers. Our national, ongoing DTC campaign focuses on print and digital media and targets the 9.3 million women in the U.S. who use temporary contraception and who do not intend to have more children.

We distribute the Essure procedure in the United States through our direct sales force, whose primary goals are to increase the physician base and grow the number of Essure procedures performed, facilitate an increase in the number of Essure procedures performed in the physician’s office, and to defend our existing market share against competitive methods of permanent birth control.

Internationally, we sell the Essure procedure through a combination of direct sales forces and distribution networks.

Additionally, we have a robust publication profile of more than 250 clinical publications including global peer-reviewed articles, journal supplements and scientific meeting abstracts and videos related to Essure and hysteroscopic sterilization. We continue to attend and present new data at key scientific meetings including the American Association of Gynecologic Laparoscopists (AAGL), American College of Obstetricians, Gynecologists (ACOG), the European Society for Gynaecologic Endoscopy (ESGE), and other women’s healthcare societies.

Reimbursement

Market acceptance of the Essure procedure depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of March 6, 2012, we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable Medicaid office reimbursement (defined as $1,700 or more) in 33 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure procedure by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

Effective March 1, 2012, national average payment for hysteroscopic sterilization per the Centers for Medicare and Medicaid Service’s (“CMS”) Medicare Physician Fee Schedule is $444 when performed in a hospital (facility) and $1,935 when performed in a physician’s office (non-facility). The Current Procedural Terminology (“CPT”) code for hysteroscopic sterilization is 58565. The 2012 Medicare national average payment for hospital outpatient reimbursement amounts for CPT 58565 will be $3,220, which also includes the cost of the implant. In 2012, the Medicare national average payment for CPT 58565 in the ambulatory surgery center will be $1,808, which also includes the cost of the implant.

Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

In Europe, we are implementing a strategic plan to obtain or maintain reimbursement in a number of European countries. In France, we obtained official reimbursement with recommendation from Haute Autorité de Santé for the Essure procedure. Effective October 1, 2010, the Ministry of Health in France issued new controls for reimbursement on hysteroscopic sterilization. These new controls changed reimbursement to permit coverage only for woman 40 and over, which has negatively impacted our business in France. We are currently working to overturn this change, but are unable to predict whether our efforts will be successful.

During 2009, we received a positive review from the National Institute for Health and Clinical Excellence in the United Kingdom recognizing the efficacy and safety of the Essure procedure. In addition we have been working closely with Department of Health (“DOH”) to appropriately fund the adoption of hysteroscopic sterilization. Through these efforts the DOH has selected the Essure procedure as one of the innovative technologies that qualifies for the “Payment by Results” program. This represents a significant increase in reimbursement for the Essure procedure/ hysteroscopic sterilization, raising the rate from approximately £274 per procedure in 2011to a new reimbursement rate of £1,137. This new reimbursement rate will take effect on April, 1 2012.

Manufacturing

We build product samples for research and development, clinical and pilot-line manufacturing at our facility in Mountain View, California. We have two, third-party original equipment manufacturers (“OEMs”) located in Mexico, that manufacture Essure devices for commercial use at their facilities.

Our agreements with our OEMs provide that they will continue to use our qualified suppliers of materials and components and validated processes unless we agree otherwise. We conduct periodic quality audits of our key suppliers. Most components are available from more than one source and we intend to have at least two sources qualified for certain key components. Currently, one key single source supplier component is the polyester fiber. The polyester fiber assists in promoting the necessary tissue in-growth, is made to our specifications and currently has only one qualified source supplier. However, we have accumulated a quantity of this material that exceeds our anticipated production needs for the foreseeable future.

Our manufacturing facility and our OEM’s manufacturing facilities are subject to periodic inspection by regulatory authorities. Our quality management system is subject to FDA 21 CFR Part 820-Quality System Regulations, State FDA, EN/ISO 13485 requirements. These regulations require that we conduct our product design, testing, manufacturing and quality control activities in conformance with these regulations and that we maintain our documentation and records of these activities in a prescribed manner. Our facility is licensed by the California Department of Health Services, Food and Drug Branch and is registered with the FDA. In addition our manufacturing facility has received EN/ISO 13485 Quality Management Systems certification and our quality system is in compliance with the European Union Medical Device Directive 93/42/EEC, allowing us to ship product with the CE Mark. EN/ISO 13485 Quality Management Systems standards have been developed to harmonize standards for the design, manufacturing and distribution of medical devices. Quality operations have been developed to comply with worldwide regulatory requirements ensuring that companies are assured with the highest standards of quality on a worldwide basis.

Research and Development

Our research and development activities are performed by our product development, process engineering, and regulatory and clinical research staff. Research and development expenses for 2011, 2010, and 2009 were approximately $8.0 million, $6.9 million, and $7.1 million, respectively. We intend to continue to focus our research and development efforts on the development of new or alternative product designs and enhancements.

We are currently developing our next generation Essure product that would offer all of the current design advantages of the current Essure device, but also would enable confirmation of immediate tubal occlusion. If successful, this would eliminate the need to have a three-month HSG and the need for a second method of contraception for the three-month waiting period. In addition, we are continuing with our U.S. TVU study and expect to be fully enrolled within the second half of 2012. The TVU confirmation test, if approved in the United States, would offer a less invasive in-office alternative to the HSG confirmation test for patients.

Intellectual Property

Our policy is to protect our proprietary position aggressively by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. We have filed device and method patents for the use of our product in new clinical applications and have pursued patents for several of our other inventions and developments. As of February 16, 2012, we had 38 U.S. patent applications pending, 44 U.S. issued patents, 31 foreign and/or international patent applications pending and 48 issued foreign patents with 16 EP patents resulting in more than 100 nationalized patents in Europe, China, Japan, Australia and Hong Kong. These issued patents, having been filed at various times, have different expiration dates. Our issued patents include claims relevant to transcervical fallopian tube occlusion devices and methods, guidewire manipulation, guidewire design, fallopian tube visualization, hysteroscopic stabilization device, radiation therapy, hysterosalpinography, articulating endoscopes, electrosurgical instruments and a delivery mechanism for a tubal occlusion device. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure tubal occlusion device.

We obtained an exclusive license in the field of reproductive physiology to technology developed by Target Therapeutics, a division of Boston Scientific Corporation. This license encompasses certain technology developed by Target Therapeutics as of February 1, 1996; and includes patents that relate to the design of micro-catheters (the initial patent for which expired in June 2006), certain aspects of guidewire design and other important aspects of micro-catheter, guidewire and micro-coil technologies. In addition, we have granted to Target Therapeutics an exclusive license to our technology in certain fields of interventional medicine outside of reproductive physiology.

We believe that our product and its intended use does not infringe any valid patent rights of any other party. During the third quarter of 2009, we acquired the intellectual property assets, including patents and licenses of Ovion Inc., a wholly owned subsidiary of American Medical Systems, Inc., (“AMS”). In connection with the purchase, AMS and Ovion released us from any and all current and future domestic and international royalty obligations under such licenses, including the obligations under a previous patent infringement settlement agreement with Ovion that had required us to make royalty payments to AMS.

Government Regulations

United States Regulation

The manufacture and sale of our product are subject to extensive regulation by numerous governmental authorities, principally the FDA as well as state agencies. In particular, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. The FDA requires that all medical devices introduced to the market either be preceded by a pre-market notification clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, or an approved PMA application. A PMA application is approved when the FDA has determined that the clinical trial data and manufacturing quality assurance information proves a product is safe and effective for its labeled indications, or for devices that are not of the same type or substantially equivalent to a device in commercial distribution prior to 1976. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. Ongoing compliance with the Quality Systems Regulations and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services.

The Essure procedure received FDA PMA approval for commercialization in the United States on November 4, 2002. FDA had reviewed our PMA submission on an expedited basis because, as stated by the FDA, “it offers significant advantages over existing approved alternatives for permanent birth control.” We received approval to commercialize the latest model of our Essure procedure on June 15, 2007. For the current Essure procedure, we were also required to conduct a post approval study in the United States to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees.

Our Mountain View, California facility underwent an International Organization for Standardization (“ISO”) inspection in September 2011 which resulted in continuing approval and ISO certification through May 2013. In December 2010 / January 2011 we underwent an FDA audit; all findings from the audit were satisfactorily addressed.

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

We are also subject to regulation by the U.S. Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of our product are subject to change. We cannot predict what impact, if any, such changes might have on our future ability to manufacture market and distribute the Essure procedure.

International Regulation

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. Some countries in which we currently operate or contemplate to operate either do not currently regulate medical devices or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could delay or prevent us from marketing the Essure procedure in these countries.

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

Competition

The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we need to continue to demonstrate the advantages of our Essure procedure compared to both well-established and new alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our product and technology. In marketing the Essure procedure, we compete with or expect to compete with:

•	other methods of permanent contraception;

•

other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

•

other companies developing permanent contraception devices that are similar to the Essure procedure, other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of reversible birth control for both women and men.

The Essure procedure faces direct competition from Adiana, a hysteroscopic sterilization method that is manufactured and sold by Hologic, Inc. in Europe and the United States. We believe the Essure procedure has significant advantages over this competitor’s product which include:

•	a higher effectiveness rate;

•	the avoidance of risk associated with radiofrequency energy, which the Adiana device delivers to tubal tissue; and

•	radio-opaque inserts that permit the physician to visually confirm proper placement in the fallopian tubes, unlike the non-radio-opaque material used in the Adiana device.

Many of our competitors, including Hologic, have access to greater resources required to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with the Essure procedure. Our competitive position also depends on:

•	widespread awareness, acceptance and adoption of our Essure procedure;

•	our ability to respond promptly to medical and technological changes through the development and commercialization of new products;

•	availability of coverage and reimbursement from third-party payers, insurance companies and others for the Essure procedure;

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

These and other competitive factors may render the Essure procedure obsolete or noncompetitive or reduce demand for the Essure procedure.

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

Employees

On January 9, 2012, we announced a reduction in workforce of approximately 13%, primarily in our U.S. field sales organization in order to focus our sales efforts on growing the Essure business. As of January 31, 2012, we had 299 full-time employees, consisting of 30 in manufacturing and quality assurance and engineering, 18 in research and development, 205 in sales and marketing and 46 in general and administrative functions worldwide. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our strategic objectives. Our success will also depend on our ability to attract and retain additional highly qualified personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

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

We are dependent on the Essure procedure, which is currently our only commercial product. If the Essure procedure fails to gain market acceptance, our business will suffer.

We are dependent on the Essure procedure, which is currently our only commercial product and constitutes all of our sales revenues. Since receiving FDA approval to market the Essure procedure in November 2002, the Essure procedure has gained market share in the contraception market, especially in the permanent birth control market. However, the contraception market remains dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians continue to be essential for market acceptance of our product. Physicians and patients may not accept our product and we may not be able to obtain their recommendations or endorsements in sufficient amounts to regain and sustain profitability. The provision of permanent birth control (“PBC”) is diffuse, with over 30,000 U.S. gynecologists and many other general practitioners performing PBC procedures. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If the Essure procedure does not achieve significant market acceptance among physicians, patients and healthcare payers, even if reimbursement levels are sufficient and necessary U.S. and international regulatory approvals are maintained, we may fail to achieve significant revenues or regain and sustain profitability. Moreover, without additional product offerings our business may be negatively impacted.

If we are unable to compete effectively, demand for the Essure procedure may be reduced.

The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we need to continue to demonstrate the advantages of our Essure products and technologies over both new and well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. As we market the Essure procedure, we compete with:

•	other methods of birth control, in particular tubal ligation;

•	other companies that have developed or may be developing birth control devices that are similar to or otherwise compete with the Essure procedure;

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

The Essure procedure faces direct competition from Adiana, a hysteroscopic sterilization method that is manufactured and sold by Hologic, Inc. in Europe and the United States. We believe the Essure procedure has significant advantages over its competitor such as its higher effectiveness rate, no risks from the use of radiofrequency energy and the fact that the Essure inserts are radio-opaque, which enables the physician to visually confirm that the inserts have been properly placed in the fallopian tubes. However, if Adiana were to gain market acceptance to the detriment of the Essure procedure, our business could be materially adversely affected.

Many of our competitors, including Hologic have access to greater resources to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with the Essure procedure. Our competitive position also depends on:

•	widespread awareness, acceptance and adoption of our Essure procedure;

•	our ability to respond promptly to medical and technological changes through the development and commercialization of new products;

•	availability of coverage and reimbursement from third-party payers, insurance companies and others for the Essure procedure;

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

These and other competitive factors may render the Essure procedure obsolete or noncompetitive or reduce demand for the Essure procedure, each of which could be material.

Our marketing and advertising programs may not be successful.

Our marketing and advertising programs, which are aimed at increasing physician and consumer awareness for our Essure procedure, are generally costly and may have limited success. Consumer campaigns require consumers to make contact with an Essure trained physician, be preauthorized for insurance reimbursement and then be scheduled for the procedure. Many of these steps are not within our control, and the advertising programs may not result in revenue generation commensurate with their costs. Physicians are busy and have little time to spend with their patients. Our marketing and advertising programs directed at physicians may not be effective at encouraging the physicians to discuss the Essure procedure with their patients and thus may not be cost effective.

We may experience disruption in supply due to our dependence on our contract manufacturers to supply our commercial product requirements and our inability to obtain suppliers for certain components for our products.

Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages or environmental factors. For example, the production line at our subcontractor FlexMedical, experienced manufacturing disruptions during 2011. During the disruptions, the manufacturing process at FlexMedical was revalidated and resumed limited production in December 2011. In addition, we and our third party manufacturers purchase both raw materials used in our product and finished goods from various suppliers, and we rely on a single source supplier for certain components of our product. Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we or our contract manufacturers are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find alternate suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business.

Our intellectual property rights may not provide meaningful commercial protection for the Essure procedure, which could enable third parties to use our technology, or very similar technology, and could impair our ability to compete in the market.

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

We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing medical devices, including our patent position, generally are uncertain and involve complex legal and factual questions concerning the enforceability of such patents against alleged infringement. Recent judicial decisions have established new case law and a reinterpretation of previous patent case law, and consequently, we cannot assure you that historical legal standards surrounding the questions of infringement, patentability and validity will be applied in future cases. In addition, legislation has in the past and may in the future be introduced in the United States Congress that could limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions that are themselves patentable. Our ability to protect our proprietary methods and procedures may be compromised by the enactment of this legislation or any other limitation or change in the patentability of medical and surgical methods and procedures. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may therefore diminish the value of our intellectual property.

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

Our success will depend in part on our ability to operate without infringing or misappropriating the proprietary rights of others. We may be exposed to future litigation by third parties based on claims that our product infringes the intellectual property rights of others. There are numerous issued patents in the medical device industry and, the validity and breadth of medical device patents involve complex legal and factual questions for which important legal principles remain unresolved. Our competitors may assert that our product and the methods we employ may be covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue, there may be currently pending patent applications of which we are unaware that may later result in issued patents that our product may infringe. There could also be existing patents of which we are unaware that our product may inadvertently infringe. If we lose a patent infringement lawsuit, we could be prevented from selling our product unless we can obtain a license to use technology or ideas covered by that patent or are able to redesign the product to avoid infringement. A license may not be available to us on terms acceptable to us, or at all, and we may not be able to redesign our product to avoid any infringement. If we are not successful in obtaining a license or redesigning our product, we may be unable to sell our product and our business would suffer.

We are and may in the future be a party to patent litigation, which is costly and diverts our management’s attention, and we may be subject to additional patent litigation in the future.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We currently are party to a patent infringement claim against Hologic’s Adiana system (see Item 3. “Legal Proceedings” for information regarding this matter) and may in the future become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office, to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We have commenced and may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings have and would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

An adverse determination in existing or new litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the Essure procedure.

Any lawsuits we initiate could be expensive, take significant time and divert management’s attention from other business activities. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition and results of operations.

If we fail to manage any expansion or acquisition, our business could be impaired.

We may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business and any such acquisition or expansion could bring additional risks, exposures and challenges to our company. For example, in January 2012, we announced our decision to discontinue our promotion of the GYNECARE THERMACHOICE Uterine Balloon Therapy System to U.S. OB/GYN physician offices. This change has enabled the sales force to fully focus their time on growing the Essure business. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products, companies or expand operations, it may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products or companies, our stockholders may experience substantial dilution. If we fail to manage any expansion or acquisition, our business could be impaired.

Current worldwide economic uncertainty may adversely affect our business and prospects.

Market acceptance of the Essure procedure in the United States and other countries is dependent upon the medical device purchasing practices of our customers, patient demand for our products and procedures and the reimbursement of patient’s medical expenses by government healthcare programs and third-party payers. The continuing uncertainty surrounding the global economy has caused and may continue to cause the purchasers of medical devices to decrease their medical device purchasing activities. Global economy issues could result in delayed payment of Essure purchases. Economic uncertainty has and may result in cost-conscious consumers making fewer elective trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third party payers around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse economic conditions continue, our business and prospects may be adversely affected.

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

Our revenues and results of operations have in the past and will likely vary in the future from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	the extent to which the Essure procedure gains market acceptance;

•	the rate at which physicians are trained to perform the Essure procedure;

•	our ability to increase physician utilization rates of the Essure procedure;

•	the timing of sales of our products and services;

•	actions relating to reimbursement matters;

•	increases in sales and marketing, product development or administration expenses;

•	the rate at which we establish U.S. and international distribution or marketing partners and the degree of their success;

•	the introduction and marketing of competitive products;

•	costs related to acquisitions of technology or businesses;

•	trends in OB/GYN physician office visits; and

•	foreign exchange fluctuations.

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

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	published studies and reports relating to market share of our product compared to competitor products;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the worldwide economy;

•	announcements of technological innovations:

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation;

•	results of clinical investigations for both approved and experimental aspects of the Essure procedure; and

•	developments in relationships with our customers and suppliers.

In addition, the stock market in general and the markets for shares of “high-tech” companies have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

We have been in a cumulative net loss position since inception, we did experience a limited period of profitability, however we experienced a net loss in 2011. We may again incur operating losses and we may not be able to achieve profitability in the future.

We have been in a cumulative net loss position since inception; we have incurred operating losses each year with the exception of fiscal 2008, 2009 and 2010. In 2011 we incurred an operating loss. We may again incur operating losses, particularly on a quarterly basis as we continue sales and marketing efforts globally and engage in research and development activity for the development of our next generation of Essure products. Our operating loss may continue until sufficient revenues can be generated to offset expenses. Losses have caused and may continue to cause our stockholders’ equity and net current assets to decrease. Our inability to return to profitability would likely negatively impact the market price of our common stock and our ability to satisfy our obligations in the future.

Our future liquidity and capital requirements are uncertain.

As we market the Essure procedure on a wide scale basis, we may require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity or debt financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

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

As of December 31, 2011, we had cash and cash equivalents of $42.2 million. In addition we maintain an investment portfolio of various holdings, types, and maturities. These securities are classified as available-for-sale. As of December 31, 2011 we had short and long-term investments of $61.2 million recorded at fair value. On February 15, 2012, we used approximately $36.6 million of existing cash to redeem all of our outstanding 2.25% Convertible Senior Notes due 2027 at a redemption price of 100% of par, plus accrued and unpaid interest. Cash and cash equivalents are invested in interest bearing money market funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States and traditional money market funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

If the effectiveness and safety of the Essure procedure are not supported by long-term data, we may not achieve or sustain market acceptance and we could be subject to liability.

The Essure procedure has undergone two clinical studies, Phase II and Pivotal Trials, which have evaluated its safety and effectiveness. Current labeling includes Essure’s four year effectiveness rate of 99.8%; data beyond four years have been collected and are currently undergoing analysis. Two additional studies have evaluated safety and bilateral placement in the commercial environment. In 2010, the third generation of the Essure procedure, or ESS 305, received FDA approval for an improved bilateral placement rate of 96.9%, an improvement from the previous generation device’s 94.6% bilateral placement rate and an improved hysteroscopic time of less than 10 minutes reduced from the previous generation Essure’s thirteen minute hysteroscopic time. If long-term studies or clinical experience indicate that the Essure procedure is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

If we lose FDA approval or fail to comply with existing or future regulatory requirements in the United States or internationally, it would delay or prevent us from generating further product revenues.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Many countries in which we currently market or intend to market the Essure procedure either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future, which could delay or prevent us from marketing the Essure procedure in these countries.

The FDA and certain foreign regulatory authorities impose numerous requirements with which medical device manufacturers must comply in order to maintain regulatory approvals. FDA enforcement policy strictly prohibits the promotion of approved medical devices for uses other than those for which the device is specifically approved by the FDA. We are required to adhere to applicable FDA regulations, such as Quality System Regulation (“QSR”), and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements are monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services, and by comparable agencies in other countries.

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

We may not maintain regulatory approvals for the Essure procedure, which would delay or prevent us from generating product revenues and would harm our business and force us to curtail or cease operations.

Numerous government authorities, both in the United States and internationally, regulate the manufacture and sale of medical devices, including the Essure procedure. In the United States, the principal regulatory authority is the FDA. The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain.

Government or third party reimbursement for the Essure procedure may not be available or may be inadequate, which could adversely affect consumer demand, limit our future product revenues and adversely affect our profitability.

Market acceptance of the Essure procedure in the United States and in international markets will depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement systems in international markets vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. Regardless of the type of reimbursement system, we believe that physician advocacy of our product will be required to obtain reimbursement.

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

Effective October 1, 2010, the Ministry of Health in France issued new controls for reimbursement on hysteroscopic sterilization. These new controls changed reimbursement to permit coverage only for woman 40 and over, which impacted our business in France. We are currently working to overturn this change, but are unable to predict whether our efforts will be successful.

Our sales price in France includes Value Added Tax (“VAT”) charged to customers at a rate of 5.5%. The 5.5% rate is mandated by the French Social Security Administration. In July 2011 the French Customs Authority assessed an import VAT of 19.6% for all Essure devices shipped to France. We are currently working with the Customs Authority to reverse their 2011 VAT assessment; however we may not be able to obtain the reduced import VAT rate. The higher VAT rate could reduce our future profitability and cash flows as we may be required to pay import VAT at a higher rate than we charge our customers.

The adoption of healthcare reform in the United States and the uncertainty surrounding the implementation of these reforms could harm our business and prospects.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, trends toward managed care, reductions in Medicare and Medicaid programs, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The effect of U.S. health care reform on our business is uncertain, including the implementation of the Patient Protection and Affordable Care Act (“PPACA”) adopted in March 2010. Among other things, the PPACA requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. We expect that this excise tax will apply to our products. U.S. net product sales represented 76% and 78% of our worldwide net product sales in fiscal 2011 and 2010, respectively. Various healthcare reform proposals have also emerged at the state level. The PPACA and other future legislation could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our costs of doing business. The impact of current and future healthcare reform measures could have a material adverse effect on our business, results of operations and/or financial condition. Public debate of these issues will likely continue in the future. Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could:

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

We have two third-party subcontractor manufacturers in Mexico that produce products for the Essure procedure. In April 2004, we received FDA approval to begin manufacturing the Essure product at Accellent, Inc. In September 2009, we received FDA approval for FlexMedical (formerly Avail Manufacturing) to begin manufacturing product for the Essure procedure, as a second subcontractor manufacturing site. The production line at our subcontractor FlexMedical, experienced manufacturing disruptions during 2011. During the disruption, the manufacturing process at FlexMedical was revalidated and resumed limited production in December 2011.

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

Although a majority of our revenue and operating expenses are denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’), a portion of our revenue and operating expenses are in foreign currencies. As a result, we are subject to currency risks that could adversely affect our operations, including:

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

We are subject to a number of risks and expenses due to our international operations. Any of these risks or expenses could have a material adverse effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;

•	shipping delays;

•	protectionist laws and business practices that favor local companies;

•	difficulties in enforcing agreements with and collecting receivables from customers outside the United States;

•	difficulties and expenses related to implementing internal controls over financial reporting and disclosure controls and procedures;

•	expenses associated with customizing products for clients in foreign countries;

•	possible adverse tax consequences;

•	the inability to obtain favorable third-party reimbursements;

•	the inability to obtain required regulatory approvals;

•	governmental currency controls;

•	changes in foreign regulatory laws governing sales of medical devices;

•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;

•	clone or “knock off” products;

•	political and economic changes and disruptions;

•	contractual provisions governed by foreign laws and various trade restrictions, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations; and

•	buildup of excess inventory at foreign distributor locations.

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

The manufacture and sale of medical products involve an inherent risk of exposure to product liability claims and product recalls. We currently maintain product liability insurance with coverage limits of $10.0 million per occurrence and an annual aggregate maximum of $10.0 million, which we believe is comparable to that maintained by other companies of similar size serving similar markets. However, we cannot assure you that product liability claims in connection with clinical trials or commercial sales of the Essure procedure will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, or at all. Insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our product, could cause our stock price to fall.

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

In January 2012, we announced a decision to discontinue our promotion of the GYNECARE THERMACHOICE Uterine Balloon Therapy System to U.S. OB/GYN physician offices. In connection with this decision, in January 2012 we announced a reduction in workforce of approximately 13%, primarily in our U.S. field sales organization in order to focus our sales efforts on growing the Essure business. These staff reductions may give rise to uncertainty, which makes it more difficult to attract and retain qualified personnel, and may impact our ability to execute on our business strategy.

Our 5.0% convertible senior notes due 2031 present certain liquidity and other risks.

On December 23, 2011, we issued $50.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2031 (“2031 Notes”), in exchange for an identical amount of our outstanding 2.25% Convertible Senior Notes due 2027 (“2027 Notes”). The terms of the 2031 Notes provide that holders of the 2031 Notes may require us to purchase, for cash, all or a portion of their notes at 100% of par, plus any accrued and unpaid interest, on each of December 20, 2014, December 20, 2018, December 20, 2021 and December 20, 2026. In

addition, if a fundamental change occurs (as defined in the indenture governing the 2031 Notes), holders of the 2031 Notes may require us to repurchase, for cash, all or a portion of their notes. We may not have sufficient funds to pay the interest or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a fundamental change. These agreements may also make our repurchase of the 2031 notes an event of default under the agreements. If we fail to pay interest on the 2031 Notes or repurchase the 2031 Notes when required, we will be in default under the indenture for the 2031 Notes.

The indenture for the 2031 Notes will not restrict our ability to incur additional indebtedness. Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 2031 Notes and our other outstanding debt;

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

Provisions in our charter documents, Delaware law and the indenture for our 2031 Notes could discourage an acquisition of us by a third party, even if the acquisition would be favorable to stockholders.

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

If a “fundamental change” (as defined in the indenture governing the 2031 Notes), occurs, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In the event of a “make-whole fundamental change (as defined in the indenture governing the notes),” we also may be required to increase the conversion rate applicable to the notes surrendered for conversion in connection with that make-whole fundamental change. In addition, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions, including the provisions of our charter documents and Delaware law, could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our security holders.

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

In particular, changes in tax laws or tax rulings could materially impact our effective tax rate. There are several proposals to reform U.S. tax rules being considered by U.S. law makers, including proposals that may reduce or eliminate the deferral of U.S. income tax on our un-repatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our un-repatriated earnings.

The FASB and International Accounting Standards Board (“IASB”) have announced their commitment to achieving a single set of high-quality global accounting standards, and the SEC continues to encourage the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) in order to narrow the differences between the two sets of standards. In 2010, the SEC announced a Work Plan, the results of which will aid the Commission in its evaluation of the impact that the use of IFRS by U.S. companies would have on the U.S. securities market. Included in this Work Plan is consideration of IFRS, as it exists today and after the completion of various convergence projects currently underway between U.S. and international accounting standards-setters. In October 2010, the SEC issued its first progress report on the Work Plan, summarizing the objectives as well as the efforts and preliminary observations as of that time. In addition to considering the information obtained through execution of the Work Plan, the SEC will assess the progress on the FASB’s and IASB’s current convergence projects before deciding on whether to incorporate IFRS into the U.S. financial reporting system, and if so, when and how. If the SEC determines to incorporate IFRS into the U.S. financial reporting system, the first time that U.S. companies would report under such a system would be no earlier than 2015. The adoption of IFRS and/or the effects of accounting standards convergence could significantly alter the presentation of our financial position and results of operations in our financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Mountain View, California, where we lease a building occupying approximately 58,242 square feet of office, research and development and manufacturing space. This lease commenced in July 2009 and will terminate in July 2013.

In Versailles, France we have approximately 4,703 square feet of office space. This lease commenced in February 2009 and will terminate in February 2018.

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

In a January 5, 2012 hearing before the United States District Court, Northern District of California, we sought a permanent injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States and moved for supplemental damages following the jury finding that Hologic infringed Conceptus patent and that the patent was valid. At that hearing, Hologic asked that the court overturn the jury verdict and to order a new trial. On January 9, 2012, the Court denied Hologic’s Motion for a Judgment Notwithstanding the Verdict and denied its Motion for a New Trial, thereby affirming the jury’s finding that Hologic was infringing our patent and that the patent was valid. Also on that date the Court denied our Motion for a Permanent Injunction and our Motion for Supplemental Damages, but granted us the right to bring a new trial against Hologic for supplemental damages. On February 7, 2012, Hologic filed a Notice of Appeal to the Federal Circuit Court of Appeals, appealing all adverse orders against it. On February 8, 2012, we filed a Notice of Cross-Appeal of the actions of the U.S. District Court in denying our motions seeking a permanent injunction against Hologic, seeking supplemental damages and seeking pre-judgment interest. The appeal was docketed on February 14, 2012.

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure product do not cover the Essure product. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our argument for our Motion to Dismiss on May 9, 2011 but has not yet ruled on the Motion. After the argument, we filed a Motion to Stay the litigation until the later of a ruling on the Motion to Dismiss and the trial in the infringement action described above. The Court granted that motion in orders entered July 5 and July 7, 2011, and the case is currently administratively closed.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol CPTS since the effective date of our initial public offering on February 1, 1996. The following table presents the high and low sale prices for our common stock as reported on the Nasdaq Global Select Market for the period indicated.

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$13.85	$9.68
Third Quarter	$12.73	$9.75
Second Quarter	$15.70	$10.31
First Quarter	$15.44	$12.56

Year Ended December 31, 2010
Fourth Quarter	$15.78	$13.01
Third Quarter	$16.38	$12.25
Second Quarter	$20.09	$15.53
First Quarter	$22.44	$17.89

As of March 6, 2012, there were 104 stockholders of record and the last reported sale price of our common stock was $13.51.

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

Performance Graph

The following graph compares the five year cumulative total stockholder return for the Company’s common stock, assuming reinvestment of all dividends, for the period from December 31, 2006 to December 31, 2011 to that of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The graph assumes that $100 was invested on December 31, 2006 in the Company’s common stock and in each of the comparative indices.

The information under “Performance Graph” shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Conceptus, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the filing date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Recent Sales of Unregistered Securities

On December 23, 2011, we issued $50.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2031 (“2031 Notes”) to certain holders of our then outstanding 2.25% Convertible Senior Notes due 2027 (the

“2027 Notes”) in exchange for $50.0 million aggregate principal amount of the 2027 Notes. As the 2031 Notes were exchanged by us through private transactions with the participating holders of 2027 Notes, each of which are accredited investors, the transactions were exempt from registration under the Securities Act pursuant to the provisions of Section 4(2) thereof. No sales of securities of the same class as the 2031 Notes were made by us by or through an underwriter at or about the same time as these transactions. We did not receive any proceeds from the issuance of the 2031 Notes. The 2031 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. For a more detailed description of the 2031 Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements, Contractual Obligations and Commitments – Convertible Senior Debt – 2031 Notes.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents our selected consolidated financial data. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this report. The selected consolidated statement of operations data for the years ended December 31, 2011, 2010, and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements and the related notes, which are not included in this report.

	Years Ended December 31,
	2011	2010	2009	2008 (1)	2007 (1)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$126,981	$140,660	$131,407	$101,977	$64,442
Cost of goods sold	22,597	26,851	24,048	21,650	16,682

Gross profit	104,384	113,809	107,359	80,327	47,760

Operating expenses:
Research and development	7,985	6,895	7,080	6,788	5,875
Selling, general and administrative	99,491	97,365	85,636	72,685	56,084

Total operating expenses	107,476	104,260	92,716	79,473	61,959

Operating income (loss)	(3,092)	9,549	14,643	854	(14,199)
Total interest and other income (expense), net	(6,826)	(6,250)	(6,340)	(4,764)	(583)

Income (loss) before income tax provision (benefit)	(9,918)	3,299	8,303	(3,910)	(14,782)
Provision (benefit) for income taxes	(1,982)	(78,692)	358	(24)	—

Net income (loss)	$(7,936)	$81,991	$7,945	$(3,886)	$(14,782)

Net income (loss) per share:
Basic	$(0.25)	$2.64	$0.26	$(0.13)	$(0.50)
Diluted	$(0.25)	$2.59	$0.25	$(0.13)	$(0.50)
Shares used in per share amounts:
Basic	31,204	31,031	30,572	30,216	29,463
Diluted	31,204	31,682	31,252	30,216	29,463

	December 31,
	2011	2010	2009	2008 (1)	2007 (1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents	$42,237	$18,383	$61,658	$54,720	$28,450
Short-term investments	59,203	59,398	40,626	—	16,700
Long-term investments	2,000	13,104	—	43,177	48,800
Short and long-term deferred tax assets	80,612	78,754	35	—	—
Working capital	73,391	16,421	83,539	36,848	50,484
Total assets	263,584	250,746	187,139	163,221	120,036
2027 Notes (2)	35,956	80,960	76,531	72,344	68,387
2031 Notes (3)	46,282	—	—	—	—
Accumulated deficit	(160,285)	(152,349)	(234,340)	(242,285)	(238,399)
Total stockholders’ equity	154,126	151,586	60,858	43,868	39,151

(1)	Adjusted for the retrospective adoption of ASC 470-20 Debt with Conversion and Other Options, or ASC 470-20. See Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.
(2)	The 2027 Notes are classified as short-term liabilities as of December 31, 2011 and 2010 as the notes, which are settled upon conversion in cash, are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes, at a redemption price of 100% of par, plus accrued and unpaid interest. See Note 16 – Subsequent Events in the Notes to Consolidated Financial Statements.
(3)	The 2031 Notes are classified as long-term liabilities as of December 31, 2011. See Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto located elsewhere in this report.

Overview

We design, develop, market and promote innovative solutions in women’s healthcare. Our proprietary product is the Essure permanent birth control procedure, which is the most effective non-surgical permanent birth control available. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure as determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market the Essure procedure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure procedure in November 2002. Approximately 600,000 women worldwide have undergone the Essure procedure.

We sell the Essure procedure directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), and in the United Kingdom through our wholly owned subsidiary Conceptus Medical Limited (“CML”). In October 2011, we purchased certain assets of Sigma Medical and established a wholly owned subsidiary in the Netherlands, Conceptus B.V. (“BV”). In the rest of the world, we sell indirectly through a network of distributors.

Effective October 1, 2010, the Ministry of Health in France issued new controls for reimbursement on hysteroscopic sterilization. These new controls changed reimbursement to permit coverage only for woman 40 and over, which impacted our business in France. We are currently working to overturn this change, but are unable to predict whether our efforts will be successful.

During 2009, we received a positive review from the National Institute for Health and Clinical Excellence in the United Kingdom recognizing the efficacy and safety of the Essure procedure. In addition we have been working closely with Department of Health (“DOH”) to appropriately fund the adoption of hysteroscopic sterilization. Through these efforts the DOH has selected the Essure procedure as one of the innovative technologies that qualifies for the “Payment by Results” program. This represents a significant increase in reimbursement for the Essure procedure/ hysteroscopic sterilization, raising the rate from approximately £274 per procedure in 2011to a new reimbursement rate of £1,137. This new reimbursement rate will take effect on April, 1 2012.

In February 2011, we received CE Mark approval to use Transvaginal Ultrasound (“TVU”), to confirm proper placement of the Essure inserts three months following the Essure procedure. TVU is an alternative confirmation test to the standard flat plate pelvic X-ray, and both tests are included in the European Physicians’ Instruction for Use. In addition, we are proceeding with our U.S. TVU study and expect to be fully enrolled within the second half of 2012. The TVU confirmation test, if approved in the United States, would offer this less invasive in-office alternative to the HSG confirmation test for patients.

In January 2012, we announced our decision to discontinue our promotion of the GYNECARE THERMACHOICE Uterine Balloon Therapy System and reduced our workforce by approximately 13%, primarily in the U.S. field sales organization, in order to focus our sales efforts on growing the Essure business.

We operate in one business segment. Net sales information based on geographic regions is provided in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Critical Accounting Estimates and Policies

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

The summary of significant accounting policies is included in Note 2 to the Consolidated Financial Statements in Item 8. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

•	Revenue Recognition;

•	Income Taxes;

•	Stock-Based Compensation;

•	Convertible Senior Notes;

•	Allowance for Doubtful Accounts;

•	Cash, Cash Equivalents, and Investments;

•	Warranty;

•	Impairment of Long-Lived Assets;

•	Goodwill and Other Intangible Assets; and

•	Contingent Liabilities.

Revenue Recognition

Our revenue is primarily comprised of the sale of our Essure procedure. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) ASC 605 Revenue Recognition. Under this standard, the following four criteria must be met in order to recognize revenue:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Our selling price is fixed or determinable; and

•	Collectability is reasonably assured.

The four revenue recognition criteria are applied to our sales as described in the following paragraphs.

We recognize revenues from our Essure procedure when title to the product and the risk of loss transfers to an external customer. We do not accept returns of the Essure procedure. We obtain written authorizations from our customers for a specified amount of product at a specified price and the price is not dependent on actual Essure procedures performed.

For sales through distributors we recognize revenues from our Essure procedure when title to the product and the risk of loss transfers to the distributor. Our distributors are responsible for all marketing, sales, training and warranty for the Essure procedure in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure procedure and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

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

Certain sales of our Essure procedure may include delivery of additional items. These obligations may be fulfilled after shipment of the Essure procedure, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in ASC 605-25 Revenue – Multiple- Element Arrangements. In addition, multiple deliverable revenue arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. We apply a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.

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

As of December 31, 2011, we had total net deferred tax assets of $79.8 million consisting primarily of favorable temporary differences and net operating loss carryforwards. As of December 31, 2011, we had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization.

In the United States, there was a full valuation allowance against our deferred tax assets throughout most of 2010. We released the valuation allowance on our U.S. federal and certain States deferred tax assets on December 31, 2010. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. Federal, State, and Foreign tax attributes that have been recognized will be more likely than not realized within their available carry forward periods. Future changes in these factors, including our anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase to the valuation allowance and a corresponding charge to income tax expense. We will continue to assess the need for our valuation allowances in the future.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 Compensation – Stock Compensation, using the modified prospective transition method. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period.

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

Convertible Senior Notes

We account for our 2027 Notes in accordance with ASC 815 Derivative and Hedging. In this regard, our convertible debt and net share settlement feature does not fall under the category of a derivative, and consequently, we classify our convertible debt as a liability in our consolidated balance sheet. Our convertible hedge and our outstanding warrants are accounted as set forth by ASC 815, through which we record the convertible hedge transaction and the warrants in additional paid in capital. Subsequent changes in fair value of the agreement are not recognized. We adopted ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”) in the first quarter of fiscal 2009. The effect of the adoption of ASC 470-20 was to bifurcate the debt and equity components of our 2027 Notes.

We account for our 2031 Notes in accordance with ASC 470-20. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

Allowance for Doubtful Accounts

We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers not paying us. However, we account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Our exposure to credit losses may change as we increase our receivables. Changes in customer type and mix, as well as domestic and international economic climate, will also impact potential credit losses. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of our customers were to deteriorate, resulting in an impairment of our ability to make payments, additional allowances may be required. In addition, our increase in sales may result in a higher accounts receivable balance, which may require a higher balance in the allowance. As of December 31, 2011 and 2010, our allowance for doubtful accounts totaled approximately $0.6 million and $0.8 million, respectively.

Cash, Cash Equivalents, and Investments

We consider all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. We maintain deposits with six financial institutions and invest our excess cash primarily in money market funds, corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills, and time deposits which bear minimal risk. Our cash and cash equivalents in our operating and investment accounts are with third party financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating and investment accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. In 2011 we have experienced no lack of access to cash in our operating and investment accounts.

At December 31, 2011 and 2010, we had short and long-term investments of $61.2 million and $72.5 million, respectively recorded at fair value. Our investments consist of corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills, and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Hence our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. In addition we had cash and cash equivalents of $42.2 million and $18.4 million as of December 31, 2011 and 2010, respectively. See Note 3 – Investments in the Notes to Consolidated Financial Statements.

Warranty

We provide for the estimated cost of our product warranties at the time revenue is recognized. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experiences and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. We expect that warranty expense will increase as and if we increase our net sales. Warranty reserve rates may change if we change the manufacturing process or change our third-party manufacturing contractors. Should actual costs differ from historical experience, increases in warranty expense may be required. Warranty reserves as of December 31, 2011 and 2010 were $0.2 million and $0.3 million, respectively.

Impairment of Long-Lived Assets (excluding goodwill)

We account for the impairment of long-lived assets in accordance with ASC 350 Intangibles – Goodwill and Other (“ASC 350”). Our long-lived assets, excluding goodwill, consist primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets of Ovion Inc. in 2009, intangible assets acquired in connection with our acquisition of SAS in 2008, and intangible assets acquired in connection with our acquisition of certain assets of Sigma Medical in 2011. We evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances may include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows, among others.

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. Other intangible assets include patents, customer relationships, re-acquired rights, license agreements and non-compete agreements. The patents include the patents acquired in connection with our purchase of the intellectual property assets of Ovion Inc. They are amortized using the straight-line method over their respective estimated useful lives.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2011 and 2010 included property and equipment of $9.5 million, and $10.1 million, respectively, and other identifiable intangible assets of $23.1 million, and $24.1 million, respectively.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. We have recorded goodwill in connection with our acquisition of SAS in 2008 and our acquisition of certain assets of Sigma Medical in 2011. Under ASC 350, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator.

ASC 350-20 was amended by introducing a qualitative assessment that may be used prior to performing step one of the two-step quantitative goodwill impairment tests. This amendment is captured in Accounting Standards Update ASU 2011-08– Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We will adopt the standard on January 1, 2012.

The first step of the two-step quantitative impairment test for goodwill compares the fair value of a reporting unit with its book value. If the fair value of the reporting unit is less than the book value, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the book value of that goodwill. There were no goodwill impairments recorded during 2011, 2010 or 2009. Management must exercise judgment in the determination of the methods and assumptions used to perform the goodwill impairment test. While management believes that the methods and assumptions used are reasonable, any changes in these methods or assumptions could result in a different conclusion regarding the existence of an impairment.

Contingent Liabilities

We account for contingencies in accordance with ASC 450 Contingencies (“ASC450”). ASC 450 requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

RESULTS OF OPERATIONS

2011 results compared to 2010 (in thousands, except percentages)

	Years Ended December 31,
	2011		2010		2011 - 2010 % Change
	Amount	% (a)	Amount	% (a)
Net sales	$126,981	100%	$140,660	100%	-10%
Gross profit	104,384	82%	113,809	81%	-8%
Research and development expenses	7,985	6%	6,895	5%	16%
Selling, general and administrative expenses	99,491	78%	97,365	69%	2%
Total interest and other income (expense), net	(6,826)	5%	(6,250)	4%	9%
Net income (loss) (b)	(7,936)	6%	81,991	58%	-110%

(a)	Expressed as a percentage of total net sales.
(b)	2011 net loss contains $2.0 million of income tax benefit primarily due to our current year book loss reduced by other factors, including state taxes, foreign taxes, and non-deductible stock based compensation expense.

2010 net income contains $78.7 million of net income tax benefit primarily due to recognition of deferred tax assets associated with our U.S. operations.

Net Sales

Net sales were $127.0 million for 2011 as compared to $140.7 million for 2010, representing a decrease of approximately $13.7 million or 10%. Domestic sales comprised 76% of our total sales in 2011 and 78% of our total sales in 2010. Revenue from domestic sales decreased 12% in 2011 as compared to 2010. This decrease is primarily the result of continued macroeconomic pressures that have contributed to patients delaying non-urgent procedures such as Essure in the United States. This decrease is also attributable to our decision not to implement year-end incentives to our customers and raise prices as compared to 2010. In the first half of 2010 we conducted a consumer awareness campaign, including television advertising, which led to increased domestic sales throughout 2010. In 2011 we conducted a consumer awareness campaign, primarily print and digital media that commenced in September 2011 thereby the revenue contributed by this campaign in 2011 was likely less than 2010, as the campaign was shorter in duration as compared to 2010.

International sales comprised 24% of our total sales in 2011 and 22% of our total sales in 2010. Revenue from international sales decreased 3% in 2011 as compared to 2010. The change in international sales levels for the periods presented were primarily due to higher average selling price due to channel mix of more sales to direct countries and less sales to distributor countries, offset by lower unit volume, in particular lower sales to our distributor in Spain and no sales to Brazil due to lack of third-party reimbursement.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2010
Net sales (in thousands)	$126,981	$140,660

United States of America	76%	78%
France	15%	13%
Europe (other than France)	8%	7%
Other	1%	2%

For the years ended December 31, 2011 and 2010, we had no customers that accounted for greater than 10% of our net sales. No customers had an outstanding accounts receivable balance greater than 10% of our total gross outstanding accounts receivable as of December 31, 2011 and 2010.

Gross Profit

Cost of goods sold was $22.6 million for 2011 as compared to $26.9 million in 2010, which represents a decrease of $4.3 million or 16%. Gross margin in 2011 was 82% which represents a slight increase from 81% gross margin in 2010. The gross margin increase was primarily due to manufacturing cost improvements as well as an increase in average selling price from channel mix.

Our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development

Research and development expenses were $8.0 million in 2011 as compared to $6.9 million in 2010, which represents an increase of approximately $1.1 million or 16%. As a percentage of revenues, research and development expenses for 2011 and 2010 were 6% and 5%, respectively.

The increase was the result of approximately $0.5 million related to payroll, stock compensation and recruiting expenses due to the expansion of our research and development team, approximately $0.3 million related to clinical trials, and approximately $0.3 million related to prototypes for the development of the next generation of Essure products.

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology.

Selling, General and Administrative

Selling, general and administrative expenses for 2011 were $99.5 million as compared to $97.4 million for 2010, which represents an increase of approximately $2.1 million or 2%. As a percentage of revenues, selling, general and administrative expenses for 2011 and 2010 were 78% and 69%, respectively.

The increase was the result of the following: (i) increased payroll expense of approximately $8.0 million primarily due to the expansion of the U.S. field sales force and marketing team, as well as severance related to the resignation of our former Chief Executive Officer (“CEO”) in December 2011, (ii) an increase of approximately $1.3 million related to stock compensation primarily related to the severance of our former CEO, (iii) an increase of approximately $1.5 million in travel related expenses, and (iv) an increase of approximately $0.8 million for depreciation and amortization. These expenses were partially offset by (i) a decrease of approximately $7.5 million primarily related to the suspension of the short-term multiple-city consumer awareness campaign, which included television, radio print and direct mail advertising, which was launched in early 2010, while the 2011 digital consumer awareness campaign was not launched until September 2011, and (ii) approximately $2.0 million decrease in legal fees, primarily due to the lower legal expenses related to our legal proceedings with Hologic.

Operating Income (Loss)

Operating loss for 2011 was $3.1 million as compared to an operating income of $9.5 million for 2010, which represents a decrease of $12.6 million. This decrease is primarily due to the lower sales and higher operating expenses for 2011 as compared to 2010 partially offset by lower cost of goods sold due to lower product material cost.

Total interest and other income (expense), net

Total interest and other income (expense), net for 2011 and 2010 was a net expense of $6.8 million and $6.3 million, respectively, representing an increase of $0.5 million, or 9%.

Interest income for 2011 was $0.7 million as compared to $0.8 million for 2010, which represents a decrease of approximately $0.1 million or 14%, primarily related to lower yields on our invested cash.

Interest expense for 2011 was $7.4 million as compared to $7.0 million for 2010, which represents an increase of approximately $0.4 million or 6%. This increase was due to the following: approximately $0.1 million for extinguishment of a portion our 2027 Notes, $0.1 million of interest expense on the 2031 Notes and $0.2 million related to an increase in accretion expense for the 2027 Notes. See Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.

Provision (benefit) for income taxes

For the year ended 2011 and 2010, we recorded approximately $2.0 million and $78.7 million, of income tax benefit, respectively. Our benefit for income taxes for 2011 was primarily due to our current year book loss reduced by other factors, including state taxes, foreign taxes, and non-deductible stock based compensation expense. Our benefit for income taxes for 2010 was primarily due to the release of valuation allowance and recognition of deferred tax assets associated with our U.S. operations.

As of December 31, 2011, we had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. If the remaining valuation allowance is released in a future period, it will impact our results of operations in the periods such a determination is made. Primarily as a result of the recognition of our U.S. deferred tax assets, we record income tax expense at the effective federal and state blended tax rates.

In the United States, there was a full valuation allowance against our deferred tax assets for 2010. We released the valuation allowance on our U.S. federal and certain state deferred tax assets on December 31, 2010. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not likely be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal, state, and foreign tax attributes that have been recognized will be more likely than not realized within their available carry forward periods. Future changes in these factors, including our anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase to the valuation allowance and a corresponding charge to income tax expense.

As of December 31, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination. The tax returns for our United Kingdom and the Netherland subsidiaries from conception through the current period are open to examination.

The amount of unrecognized tax benefits at December 31, 2011 was approximately $3.4 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We estimate that approximately $0.5 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations. In connection with the adoption of ASC 740 Accounting for Income Taxes, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

2010 results compared to 2009 (in thousands, except percentages)

	Years Ended December 31,
	2010		2009		2010- 2009 % Change
	Amount	% (a)	Amount	% (a)
Net sales	$140,660	100%	$131,407	100%	7%
Gross profit	113,809	81%	107,359	82%	6%
Research and development expenses	6,895	5%	7,080	5%	-3%
Selling, general and administrative expenses	97,365	69%	85,636	65%	14%
Total interest and other income (expense), net	(6,250)	4%	(6,340)	5%	-1%
Net income (b)	81,991	58%	7,945	6%	932%

(a)	Expressed as a percentage of total net sales.
(b)	2010 net income contains $78.7 million of net income tax benefit primarily due to recognition of deferred tax assets associated with our U.S. operations.

2009 net income contains a provision for income taxes of $0.4 million.

Net Sales

Net sales were $140.7 million for 2010 as compared to $131.4 million for 2009, representing an increase of approximately $9.3 million or 7%. The increase in net sales is the result of continued commercialization and marketing of the Essure procedure worldwide and reflects the increasing numbers of physicians entering and completing training in the use of the procedure. This increase was negatively impacted by continuing macroeconomic pressures that have contributed to reductions in patient visits to OB/GYN physician offices, as well as ongoing competitive product trialing.

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

Operating Income

Operating income for 2010 was $9.5 million as compared to an operating income of $14.6 million for 2009, which represents a decrease of $5.1 million. This decrease is primarily due to the higher operating expenses offset by increase in sales as compared to the comparable period in the prior year.

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

Recent accounting pronouncements

The information contained in Note 2 in the Notes to Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant cumulative operating losses since inception and, as of December 31, 2011, had an accumulated deficit of $160.3 million. Although we were profitable in 2010, we experienced a net loss in 2011 and there is a risk that we may not return to profitability. We continue to expend substantial resources in the research and development, selling and marketing of the Essure procedure worldwide. We will remain in an accumulated deficit position unless sufficient net sales can be generated to offset expenses.

During 2011, we had invested $61.2 million in corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Our investments in corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills, and time deposits are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of December 31, 2011, we had $59.2 million classified as short-term investments and $2.0 million classified as long-term investments. See Note 3 – Investments, in the Notes to Consolidated Financial Statements.

The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and research and development activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, research and development, marketing and distribution capabilities;

•	the rate of product adoption by doctors and patients;

•	our ability to defend our existing physician accounts against competitive trialing and potential reduced market share of the hysteroscopic sterilization market;

•	our ability to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options and our convertible debt;

•	the insurance payer community’s acceptance of and reimbursement for the Essure procedure; and

•	the effect on our business due to competition.

As of December 31, 2011, we had cash and cash equivalents of $42.2 million, compared to $18.4 million at December 31, 2010. The increase of approximately $23.8 million of cash and cash equivalents is primarily due to cash provided by operating activities, cash provided by sales and maturities of investments, partially offset by cash used to purchase and sell investments and purchase of hysteroscopy and training equipment, and cash provided by financing activities. In addition we had short-term and long-term investments of $61.2 million as of December 31, 2011, compared to $72.5 million of short-term and long-term investments at December 31, 2010.

On August 25, 2011, we entered into a credit agreement with Wells Fargo Bank, National Association that provided for a revolving line of credit of up to $50.0 million to be used for working capital and general corporate purposes. On December 8, 2011, we terminated the credit agreement. During the above period, we did not draw down any amount under the credit agreement and there were no amounts outstanding at December 31, 2011.

On December 23, 2011, we exchanged $50.0 million aggregate principal amount of our new 5.00% Convertible Senior Notes due 2031 (“2031 Notes”) in exchange for $50.0 million aggregate principal amount of our existing 2027 Notes. As a result of the debt exchange, $36.2 million aggregate principal amount of the 2027 Notes remained outstanding as of December 31, 2011, and were classified as short-term liabilities as of December 31, 2011 and 2010. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes, at a redemption price of 100% of par, plus accrued and unpaid interest. See Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.

We believe that we have sufficient resources to meet our cash requirements and current liabilities for the next twelve months.

Sources and Uses of Cash

Our cash flows for 2011, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$21,591	$18,641	$28,497
Net cash provided by (used in) investing activities	1,361	(35,317)	(23,716)
Net cash provided by (used in) financing activities	907	(26,471)	2,091
Effect of exchange rate changes on cash and cash equivalents	(5)	(128)	66

Net increase (decrease) in cash and cash equivalents	$23,854	$(43,275)	$6,938

Operating Activities

Net cash provided by operating activities was $21.6 million in 2011, as compared to $18.6 million provided in 2010. Net cash provided by operating activities in 2011 was primarily related to:

•	Net loss of $7.9 million;

•

Non-cash related items of $24.2 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, amortization of debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Loss on debt extinguishment of $0.1 million;

•	Loss on disposal of property and equipment of $0.3 million;

•	Decrease in accounts receivable of $3.3 million as a result of increased cash collections;

•	Increase in inventories of $1.2 million;

•	Increase in prepaid assets of $0.2 million primarily due to timing;

•

Increase in tax assets of $3.2 million and increase in deferred tax liabilities of $0.2 million primarily due to tax provision activity related to the year to date book loss which is expected to offset taxable income in future quarters;

•	Increase in accounts payable of $2.7 million primarily related to timing of payments;

•

Increase in accrued compensation of $2.4 million primarily due to the accrual for incentive payments as compared to prior year and accrued severance related to the resignation of our Chief Executive Officer in December 2011; and

•	Increase in other accrued and long-term liabilities of $1.3 million due primarily to the increase in deferred revenue and timing of accrued expenses.

Net cash provided by operating activities in 2010 was primarily related to $82.0 million net income, adjusted for:

•	An increase in deferred tax assets of $78.7 million due to the release of our valuation allowance;

•

Non-cash related items of $21.2 million corresponding to the accretion of notes payable, stock based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Increase in accounts receivable of $3.6 million as a result of our increase in sales;

•	A decrease in inventories of $2.2 million;

•	An increase in prepaid and other current assets of $2.8 million primarily due to interest receivable from available-for-sale investments, and higher prepaid balances due to timing;

•	An increase in accounts payable of $0.3 million primarily related to timing of payments; and

•	A decrease in accrued compensation of $2.0 million primarily for the 2010 incentive plans and lower paid time off balances for 2010.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations.

Investing Activities

Net cash provided by investing activities for 2011 was $1.4 million, primarily due to sales and maturities of short-term and long-term investments of $113.8 million and a reduction in restricted cash of $0.4 million. These were offset by additional purchases of short-term and long-term investments of $105.1 million, capital expenditures of $4.9 million primarily related to purchases of additional hysteroscopy and training equipment and $2.8 million related to the acquisition of certain assets of Sigma Medical in October 2011.

Net cash used in investing activities for 2010 was $35.3 million, primarily due to investments purchases of $120.2 million and capital expenditures primarily related to purchases of additional hysteroscopy equipment of $5.0 million. These were offset by the redemption of our Auction Rate Securities for $43.6 million at full par value and additional sales and maturities of short-term and long-term investments for an additional $46.3 million during 2010.

Financing Activities

Net cash provided by financing activities for 2011 was $0.9 million primarily from the proceeds from stock options and awards exercises from our stock plans.

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

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2011 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2031 Notes	$50,040	$—	$—	$—	$50,040
Interest on 2031 Notes	49,984	2,446	5,004	5,004	37,530
2027 Notes	36,210	36,210	—	—	—
Interest on 2027 Notes	407	407	—	—	—
Operating lease obligations	4,288	2,231	1,550	315	192

Total	$140,929	$41,294	$6,554	$5,319	$87,762

On December 23, 2011, we exchanged $50.0 million aggregate principal amount of our new 5.00% Convertible Senior Notes due 2031 (“2031 Notes”) in exchange for $50.0 million aggregate principal amount of our existing 2027 Notes.

As a result of the debt exchange, $36.2 million aggregate principal amount of the 2027 Notes remained outstanding as of December 31, 2011. The 2027 Notes are classified as short-term liabilities as of December 31, 2011 and 2010 as the 2027 Notes are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes, a redemption price of 100% of par, plus accrued and unpaid interest. See Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.

At December 31, 2011, we had a liability for unrecognized tax benefits totaling $3.4 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authorities will occur.

Convertible Senior Notes

2027 Notes

In February 2007, we issued and sold an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027 (“2027 Notes”). These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007. Interest accrual on the notes commenced on February 12, 2007. The 2027 Notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted.

The 2027 Notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the 2027 Notes and shares of our common stock in respect of such note’s conversion value in excess of such principal amount.

In addition, in connection with the issuance of the 2027 Notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the notes (“Call Spread Transactions”). The Call Spread Transactions consisted of the purchase of call options to cover approximately 3.1 million shares of our common stock, which initially was the number of shares underlying the 2027 Notes, and the sale of warrants exercisable by the purchasers to acquire up to approximately 3.1 million shares of our common stock.

On December 23, 2011, we exchanged $50.0 million aggregate principal amount of our new 5.00% Convertible Senior Notes due 2031 (“2031 Notes”) in exchange for $50.0 million aggregate principal amount of our existing 2027 Notes. As a result of the exchange, $36.2 million aggregate principal amount of the 2027 Notes remained outstanding as of December 31, 2011. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes at a redemption price of 100% of par plus accrued and unpaid interest. See Note 16 – Subsequent Events in the Notes to Consolidated Financial Statements.

2031 Notes

On December 23, 2011, we issued $50.0 million aggregate principal amount of 2031 Notes in connection with the debt exchange described above. The 2031 Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2031 Notes, equal in right of payment to any of our unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The 2031 Notes bear interest at a rate of 5.00% per annum. Interest is payable on June 15 and December 15 of each year beginning June 15, 2012 until the maturity date of December 15, 2031, unless redeemed earlier, repurchased or converted.

Holders may convert 2031 Notes at their option at any time prior to September 15, 2031, other than during the period from September 15, 2014 to the close of business on the business day immediately preceding December 20, 2014, only under the following circumstances: (1) if the closing sales price of our common stock exceeds 130% of the conversion price then in effect during a period specified in the indenture governing the 2031 Notes (2) if the average trading price per $1,000 principal amount of the 2031 Note is less than 98% of the average conversion value of the notes during a period specified in the 2031 Notes indenture; (3) if we call any or all of the 2031 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including a fundamental change (as defined in the 2031 Notes indenture). During the period from September 15, 2014 to December 20, 2014, and on or after September 15, 2031 until the maturity date, holders, at their option, may convert their 2031 Notes at any time, regardless of the foregoing circumstances.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 60.8365 shares of common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $16.44 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following a make-whole fundamental change (as defined in the 2031 Notes indenture) that occurs prior to December 20, 2014, the conversion rate will be increased for a holder who elects to convert its 2031 Notes in connection with such event in certain circumstances.

The holders of the 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the relevant repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest. The 2031 Notes are classified as long-term liabilities as of December 31, 2011.

In addition, we may redeem the 2011 Notes, at our option, in whole or in part on or after December 20, 2014 at a redemption price equal to 100% of the principal amount of the 2011 Notes to be redeemed plus any accrued and unpaid interest. We may not have sufficient funds to pay the interest, redemption price or repurchase price of the 2031 Notes when the notes become payable in accordance with its terms.

See Note 4 – Fair Value Measurement and Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk: We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of December 31, 2011 we had short and long-term available-for-sale investments of $61.2 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of December 31, 2011. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the year ended December 31, 2011. As of December 31, 2011, a hypothetical 100 basis point change in interest rates would not have had a material impact on the fair value of our available-for-sale investments. See Note 3 – Investments in the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk: A portion of our net sales are denominated in the Euro and the British Pound. To date, the foreign currency exchange risk related to British Pounds has been minimal due to the relative size of CML.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive income (loss). We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, during 2011 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of December 31, 2011, we had foreign currency forward contracts to sell 2.2 million Euros in exchange for $3.0 million maturing in January and February 2012. As of December 31, 2011 these forward contracts were recorded at their fair value of $0.1 million in other current assets on our consolidated balance sheet. We had outstanding short-term intercompany receivables of $3.0 million as of December 31, 2011. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2011, a potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. Dollar/Euro would be approximately $0.3 million.

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

Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 61 and our supplementary data are set forth on page 100.

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

As of December 31, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (or Proxy Statement), for our annual meeting of stockholders to be held on May 22, 2012, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, insofar as it relates to directors, officers, the committees of our Board of Directors and the procedures by which stockholders may recommend nominees to our Board of Directors, will be contained in our Proxy Statement under the captions “Election of Directors” and “Executive Officer”. Information required by this item as to compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement under the caption “Section 16(a) Beneficial Owner Reporting Compliance,” and is hereby incorporated by reference into this report.

We have a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at www.conceptus.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver for an executive officer from, a provision of our code of ethics by posting such information on our website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation, ” “Election of Directors,” “Risk Assessment” and “Compensation Committee Report” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the caption[s] “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

The financial statement schedule of Conceptus, Inc. for the years ended December 31, 2011, 2010, and 2009 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.’s Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts

Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

2.1	Asset Sale and Purchase Agreement, dated October 3, 2011, by and between Conceptus B.V. and Sigma Medical B.V. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 7, 2011).
3.1	Amended and Restated Certificate of Incorporation of Conceptus, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Conceptus, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-89266) filed on June 4, 2002).
3.3	Amended and Restated Bylaws of Conceptus, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 18, 2008).
3.4	Certificate of Amendment No. 1 to the Amended and Restated ByLaws of Conceptus, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 2, 2009).
4.1	Amended and Restated Preferred Shares Rights Agreement, dated as of February 26, 2007, between the Registrant and Mellon Shareholder Services, L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 23, 2007).
4.2	Indenture between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 12, 2007).
4.3	Supplemental Indenture No. 1, including the Form of 2.25% Convertible Senior Notes due 2027, between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 12, 2007).
4.4	Indenture, including the form of the 5.00% Convertible Senior Note due 2031 contained therein, between Conceptus, Inc. and Wells Fargo Bank, National Association, as Trustee, dated December 23, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 27, 2011).

Exhibit Number	Description
10.1*	Amended and Restated 2002 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.2*	1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
10.3*	Fifth Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-8 filed on June 25, 2010).
10.4*	Twelfth Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.5*	Form of Stock Appreciation Right Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2007).
10.6*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Conceptus, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 6, 2007).
10.7*	2010 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed on June 25, 2010).
10.8*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.
10.9*	Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.
10.10*	Form of Amended and Restated Change of Control Agreement for senior management.
10.11	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.12*	Amended and Restated Change in Control Agreement, dated January 1, 2009, between the Company and Kathryn Tunstall (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.13*	Employment Agreement, dated December 6, 2011, between D. Keith Grossman and Conceptus Incorporated (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 9, 2011).
10.14*	Conceptus, Inc. D. Keith Grossman Stock Appreciation Right Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on December 27, 2011).
10.15*	Conceptus, Inc. D. Keith Grossman Restricted Stock Unit Award Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on December 27, 2011).
10.16*	Amended and Restated Employment Agreement between the Company and Mark M. Sieczkarek dated December 24, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.17*	General Release and Separation Agreement between the Company and Mark Sieczkarek dated December 7, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 9, 2011).
10.18*	Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.19*	Letter Agreement between Ulric Cote and Conceptus, Inc. executed March 25, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on 10-Q for the quarter ended March 31, 2004).

Exhibit Number	Description
10.20*	Employment Commencement Nonstatutory Stock Option Agreement between Ulric Cote and Conceptus, Inc. executed April 5, 2004 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on June 29, 2004).
10.21*	Stand-Alone Restricted Stock Purchase Agreement between Ulric Cote and Conceptus, Inc. executed April 5, 2004 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on June 29, 2004).
10.22*	Employment Agreement, dated November 2, 2009, between Julie Brooks and Conceptus Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.23*	Employment Agreement dated December 20, 2010 between Sam Trujillo and Conceptus Inc. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.24*	Conceptus, Inc. Sam Trujillo Stock Appreciation Right Agreement, dated March 2, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed on April 15, 2011).
10.25*	Stock Appreciation Right Agreement, by and between the Registrant and Spencer Roeck, dated October 10, 2007 (incorporated by reference of Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2007).
10.26*	Employment Agreement dated June 2, 2011 between Dr. Feridun Ozdil PhD and Conceptus Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 29, 2011).
10.27	License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc. (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
10.28+	Supply Agreement, dated June 1, 2009, between Accellent Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.29	Confirmation of Convertible Bond Hedge Transaction, dated February 6, 2007, by and between the Registrant and UBS AG, London Branch (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 12, 2007).
10.30	Confirmation of Convertible Bond Hedge Transaction, dated February 6, 2007, by and between the Registrant and Societe Generale (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 12, 2007).
10.31	Confirmation of Issuer Warrant Transaction, dated February 6, 2007, by and between the Registrant and UBS AG, London Branch (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 12, 2007).
10.32	Confirmation of Issuer Warrant Transaction, dated February 6, 2007, by and between the Registrant and Societe Generale (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 12, 2007).
10.33	Lease Agreement for the premises located at 331 East Evelyn, Mountain View, California (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.34	Credit Agreement, dated August 25, 2011, by and between Conceptus, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 26, 2011).
10.35	First Amendment and Waiver to Credit Agreement, dated October 25, 2011, by and between Conceptus, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Description
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Form 8-K filed on October 5, 2010).
21.1	List of Conceptus subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page to this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission.

CONCEPTUS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Conceptus, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index under Item 15(a) (1) present fairly, in all material respects, the financial position of Conceptus, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 15, 2012

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$42,237	$18,383
Short-term investments	59,203	59,398
Accounts receivable, net of allowance for doubtful accounts of $584 and $752 at December 31, 2011 and 2010, respectively	17,321	20,451
Inventories	4,187	2,915
Prepaids	3,206	3,457
Short-term deferred tax asset	4,735	5,058
Other current assets	3,449	3,546

Total current assets	134,338	113,208
Property and equipment, net	9,465	10,062
Intangible assets, net	23,092	24,145
Long-term investments	2,000	13,104
Restricted cash	—	367
Goodwill	16,570	16,013
Long-term deferred tax asset	75,877	73,696
Other assets	2,242	151

Total assets	$263,584	$250,746

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,754	$5,921
Accrued compensation	8,570	6,170
Short-term notes payable, net	35,956	80,960
Other accrued liabilities	5,667	3,736

Total current liabilities	60,947	96,787
Deferred tax liability	825	1,007
Long-term notes payable, net	46,282	—
Other accrued liabilities	1,404	1,366

Total liabilities	109,458	99,160

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock:
$0.003 par value, authorized 3,000,000 shares; no shares issued or outstanding at December 31, 2011 and 2010	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,000 shares authorized, 31,368,481 and 31,201,645 shares issued and 31,290,618 and 31,123,782 shares outstanding at December 31, 2011 and 2010, respectively	317,675	306,276
Accumulated other comprehensive loss	(3,264)	(2,341)
Accumulated deficit	(160,285)	(152,349)
Treasury Stock, 77,863 shares, at cost, at December 31, 2011 and 2010, respectively	—	—

Total stockholders’ equity	154,126	151,586

Total liabilities and stockholders’ equity	$263,584	$250,746

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net sales	$126,981	$140,660	$131,407
Cost of goods sold	22,597	26,851	24,048

Gross profit	104,384	113,809	107,359

Operating expenses:
Research and development	7,985	6,895	7,080
Selling, general and administrative	99,491	97,365	85,636

Total operating expenses	107,476	104,260	92,716

Operating income (loss)	(3,092)	9,549	14,643
Interest and other income (expense), net:
Interest income	661	768	822
Interest expense	(7,357)	(6,983)	(7,013)
Other expense, net	(130)	(35)	(149)

Total interest and other income (expense), net	(6,826)	(6,250)	(6,340)

Income (loss) before provision (benefit) for income taxes	(9,918)	3,299	8,303
Provision (benefit) for income taxes	(1,982)	(78,692)	358

Net income (loss)	$(7,936)	$81,991	$7,945

Net income (loss) per share:
Basic	$(0.25)	$2.64	$0.26
Diluted	$(0.25)	$2.59	$0.25

Shares used in per share amounts:
Basic	31,204	31,031	30,572
Diluted	31,204	31,682	31,252

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock & Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2008 (a)	30,416,823	$286,951	$(798)	$(242,285)	$43,868
Issuance of common stock for cash upon exercise of options	265,819	2,186	—	—	2,186
Issuance of common stock for cash from employee stock purchase plan	66,970	904	—	—	904
Issuance of common stock upon exercise of SAR’s	1,524	(16)	—	—	(16)
Stock-based compensation for consultants’ services	—	70	—	—	70
Stock-based compensation related to restricted stock, restricted stock units, SAR’s and stock option grants	—	5,762	—	—	5,762
Stock-based compensation related to employee stock purchase plan	—	370			370
Issuance of stock appreciation rights	—	66	—	—	66
Tax benefit from stock based compensation	—	18	—	—	18
Issuance of common stock from restricted stock awards	26,723	(120)	—	—	(120)
Accumulated other comprehensive loss	—	—	(195)	—	(195)
Net income	—	—	—	7,945	7,945

Balances as of December 31, 2009	30,777,859	296,191	(993)	(234,340)	60,858
Issuance of common stock for cash upon exercise of options	214,214	2,210	—	—	2,210
Issuance of common stock for cash from employee stock purchase plan	69,964	875	—	—	875
Issuance of common stock upon exercise of SAR’s	15,158	(111)	—	—	(111)
Stock-based compensation for consultants’ services	—	65	—	—	65
Stock-based compensation related to restricted stock, restricted stock units, SAR’s and stock option grants	—	6,882	—	—	6,882
Stock-based compensation related to employee stock purchase plan	—	299			299
Issuance of stock appreciation rights	—	70	—	—	70
Issuance of common stock from restricted stock awards	46,587	(205)	—	—	(205)
Accumulated other comprehensive loss	—	—	(1,348)	—	(1,348)
Net income	—	—	—	81,991	81,991

Balances as of December 31, 2010	31,123,782	306,276	(2,341)	(152,349)	151,586
Issuance of common stock for cash upon exercise of options	17,500	156	—	—	156
Issuance of common stock for cash from employee stock purchase plan	89,163	884	—	—	884
Issuance of common stock upon exercise of SAR’s	388	(3)	—	—	(3)
Stock-based compensation for consultants’ services	—	58	—	—	58
Stock-based compensation related to restricted stock units
SAR’s and stock option grants	—	8,150	—	—	8,150
Stock-based compensation related to employee stock purchase plan	—	390			390
Issuance of common stock from restricted stock awards	59,785	(130)	—	—	(130)
Fair value, 2031 Notes conversion feature, net of tax	—	1,894	—	—	1,894
Accumulated other comprehensive loss	—	—	(923)	—	(923)
Net loss	—	—	—	(7,936)	(7,936)

Balances as of December 31, 2011	31,290,618	$317,675	$(3,264)	$(160,285)	$154,126

(a)	Adjusted for the retrospective adoption of ASC 470-20, see Note 11 – Convertible Senior Notes.

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(7,936)	$81,991	$7,945
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,229	4,701	4,101
Amortization of debt issuance costs	633	464	465
Accretion of notes payable	4,638	4,429	4,187
Amortization of intangibles	3,356	3,254	1,387
Amortization and accretion of discount and premium on investments	1,770	1,111	—
Loss on put option	—	2,933	2,211
Gain on trading securities	—	(2,949)	(2,324)
Stock-based compensation expense	8,598	7,246	6,282
Loss on disposal of property and equipment	274	61	12
Loss on debt extinguishment	110	—	—
Tax benefit from stock-based compensation	—	—	18
Excess tax benefit from stock-based compensation	—	—	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	3,256	(3,581)	(2,661)
Inventories	(1,228)	2,232	(1,398)
Prepaid and other assets	(156)	(2,807)	5,566
Deferred tax asset	(3,238)	(78,722)	—
Accounts payable	2,735	303	1,168
Accrued compensation	2,410	(1,876)	1,350
Deferred tax liability	(178)	(174)	(165)
Other accrued and long term liabilities	1,318	25	371

Net cash provided by operating activities	21,591	18,641	28,497

Cash flows from investing activities
Purchase of certain assets of Sigma Medical	(2,842)	—	—
Sales of investments	5,640	59,601	4,875
Maturities of investments	108,186	30,342	—
Purchase of investments	(105,099)	(120,290)	—
Restricted cash	367	(7)	(9)
Purchase of intellectual property assets from Ovion, Inc	—	—	(23,729)
Purchase of property and equipment	(4,891)	(4,963)	(4,853)

Net cash provided by (used in) investing activities	1,361	(35,317)	(23,716)

Cash flows from financing activities
Proceeds from line of credit	—	6,615	4,357
Repayment of line of credit	—	(35,855)	(5,303)
Excess tax benefit from stock-based compensation	—	—	18
Proceeds from issuance of common stock	907	2,769	3,019

Net cash provided by (used in) financing activities	907	(26,471)	2,091

Effect of exchange rate changes on cash and cash equivalents	(5)	(128)	66
Net increase (decrease) in cash and cash equivalents	23,854	(43,275)	6,938
Cash and cash equivalents at beginning of year	18,383	61,658	54,720

Cash and cash equivalents at end of year	$42,237	$18,383	$61,658

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on convertible debt	$2,338	$1,941	$1,941
Income taxes	$976	$556	$184
Supplemental disclosure of non-cash investing and financing activities:
Exchange of 2027 Notes	$50,040	$—	$—
Purchase of certain assets of Sigma Medical	$668	$—	$—

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

We design, develop, market and promote innovative solutions in women’s healthcare. Our flagship product is the proprietary Essure permanent birth control procedure, which is the most effective non-surgical permanent birth control available. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure as determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market the Essure procedure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure procedure in November 2002. Approximately 600,000 women worldwide have undergone the Essure procedure.

We sell the Essure procedure directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), and in the United Kingdom through our wholly owned subsidiary Conceptus Medical Limited (“CML”). In October 2011, we purchased certain assets of Sigma Medical and established a wholly owned subsidiary in the Netherlands, Conceptus B.V. (“BV”). In the rest of the world, we sell indirectly through a network of distributors.

Effective October 1, 2010, the Ministry of Health in France issued new controls for reimbursement on hysteroscopic sterilization. These new controls changed reimbursement to permit coverage only for woman 40 and over, which impacted our business in France. We are currently working to overturn this change, but are unable to predict whether our efforts will be successful.

During 2009, we received a positive review from the National Institute for Health and Clinical Excellence in the United Kingdom recognizing the efficacy and safety of the Essure procedure. In addition we have been working closely with Department of Health (“DOH”) to appropriately fund the adoption of hysteroscopic sterilization. Through these efforts the DOH has selected the Essure procedure as one of the innovative technologies that qualifies for the “Payment by Results” program. This represents a significant increase in reimbursement for the Essure procedure/ hysteroscopic sterilization, raising the rate from approximately £274 per procedure in 2011to a new reimbursement rate of £1,137. This new reimbursement rate will take effect on April, 1 2012.

In February 2011, we received CE Mark approval to use Transvaginal Ultrasound (“TVU”), to confirm proper placement of the Essure inserts three months following the Essure procedure. TVU is an alternative confirmation test to the standard flat plate pelvic X-ray, and both tests are included in the European Physicians’ Instruction for Use. In addition, we are proceeding with our U.S. TVU study and expect to be fully enrolled within the second half of 2012. The TVU confirmation test, if approved in the United States, would offer this less invasive in-office alternative to the HSG confirmation test for patients.

In January 2012, we announced our decision to discontinue our promotion of the GYNECARE THERMACHOICE Uterine Balloon Therapy System and reduced our workforce by approximately 13%, primarily in the U.S. field sales organization, in order to focus our sales efforts on growing the Essure business.

We operate in one business segment. Net sales information based geographic regions is provided in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

We had been in net loss position since inception, we did experience a period of profitability, and we experienced a net loss in 2011.

On December 20, 2011, we entered into subscription agreements with certain holders of the $86.3 million of our 2.25% convertible senior notes (“2027 Notes”) pursuant to which we issued $50.0 million aggregate principal amount of our new 5.00% Convertible Senior Notes due 2031 (“2031 Notes”) in exchange for $50.0 million aggregate principal amount of 2027 Notes on December 23, 2011 (the “Exchange”). We accounted for the debt exchange as an extinguishment of a portion of the 2027 Notes and issuance of the 2031 Notes. In connection with the 2027 Notes extinguishment, we recorded a $0.1 million loss which was recorded to interest expense.

As a result of the debt exchange, $36.2 million aggregate principal amount of the 2027 Notes remain outstanding as of December 31, 2011. The 2027 Notes are classified as short-term liabilities as of December 31, 2011 and 2010 as the 2027 Notes are convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012. The 2031 Notes are classified as long-term liabilities as of December 31, 2011. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes, at a redemption price of 100% of par, plus accrued and unpaid interest. See Note 11 – Convertible Senior Notes. See Note 16 – Subsequent Events.

The terms of the 2031 Notes provide that holders of the 2031 Notes may require us to purchase, for cash, all or a portion of their notes at 100% of par, plus any accrued and unpaid interest, on each of December 20, 2014, December 20, 2018, December 20, 2021 and December 20, 2026. In addition, if a fundamental change occurs (as defined in the indenture governing the 2031 Notes), holders of the 2031 Notes may require us to repurchase, for cash, all or a portion of their notes. We may not have sufficient funds to pay the interest or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a fundamental change. These agreements may also make our repurchase of the 2031 notes an event of default under the agreements. If we fail to pay interest on the 2031 Notes or repurchase the 2031 Notes when required, we will be in default under the indenture for the 2031 Notes.

The indenture for the 2031 Notes will not restrict our ability to incur additional indebtedness. Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 2031 Notes and our other outstanding debt;

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-K and Regulations S-X statements. The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements include the results of companies or assets acquired by us from the date of each acquisition for the applicable reporting periods.

Use of Estimates

In preparing the consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Functional Currency

In January 2008, we acquired SAS, which sells to customers throughout Europe. In December 2008, we incorporated CML as our United Kingdom subsidiary. In October 2011, we purchased certain assets of Sigma Medical and established BV, as our subsidiary in the Netherlands. Sales by CML are denominated in British Pounds; SAS and BV are denominated in Euros. In preparing our consolidated financial statements, we are required to translate the financial statements of SAS, BV and CML from the currency in which they keep their accounting records into U.S. Dollars. SAS, BV and CML all maintain their accounting records in the functional currency which is also their local currency. The functional currency of CML is the British Pound and the functional currency of SAS and BV is the Euro. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of SAS, BV and CML has been determined to be their local currency, any gain or loss associated with the translation of SAS’s, BV’s and CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive (income) loss. If in the future we determine that there has been a change in the functional currency of SAS, BV or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. We have recorded goodwill in connection with our acquisition of SAS in 2008 and our acquisition of certain assets of Sigma Medical in 2011. Under ASC 350, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator.

ASC 350-20 was amended by introducing a qualitative assessment that may be used prior to performing step one of the two-step quantitative goodwill impairment tests. This amendment is captured in Accounting Standards Update ASU 2011-08– Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We will adopt the standard on January 1, 2012.

The first step of the two-step quantitative impairment test for goodwill compares the fair value of a reporting unit with its book value. If the fair value of the reporting unit is less than the book value, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the book value of that goodwill. There were no goodwill impairments recorded during 2011, 2010 or 2009. Management must exercise judgment in the determination of the methods and assumptions used to perform the goodwill impairment test. While management believes that the methods and assumptions used are reasonable, any changes in these methods or assumptions could result in a different conclusion regarding the existence of an impairment.

Impairment of Long-Lived Assets (excluding goodwill)

We account for the impairment of long-lived assets in accordance with ASC 350 Intangibles – Goodwill and Other (“ASC 350”). Our long-lived assets, excluding goodwill, consist primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets of Ovion Inc. in 2009, intangible assets acquired in connection with our acquisition of SAS in 2008, and intangible assets acquired in connection with our acquisition of certain assets of Sigma Medical in 2011. We evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances may include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows, among others.

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. Other intangible assets include patents, customer relationships, re-acquired rights, license agreements and non-compete agreements. The patents include the patents acquired in connection with our purchase of the intellectual property assets of Ovion Inc. They are amortized using the straight-line method over their respective estimated useful lives.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2011 and 2010 included property and equipment of $9.5 million, and $10.1 million, respectively, and other identifiable intangible assets of $23.1 million, and $24.1 million, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

Our net sales to date are primarily comprised of the sale of our Essure procedure and consist mainly of product revenues from physicians, hospitals and distributors located worldwide. We do not require collateral and provide for estimated credit losses based on customer credit assessment.

We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers not paying us. However, we account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. As of December 31, 2011 and 2010, our allowance for doubtful accounts totaled approximately $0.6 million and $0.8 million, respectively.

For the years ended December 31, 2011, 2010 and 2009 we had no customers that accounted for greater than 10% of our net sales. No customers had an outstanding accounts receivable balance greater than 10% of our total gross outstanding accounts receivable as of December 31, 2011 and 2010, respectively.

In 2011, we predominately used one manufacturer, Accellent Inc., for the production of our product because of manufacturing disruptions on the production line at our second subcontractor, FlexMedical. During the disruptions, the manufacturing process at FlexMedical was revalidated and resumed limited production in December 2011. Accellent has significant excess capacity to accommodate increased manufacturing needs of the Essure product. Our manufacturer may encounter problems during manufacturing due to a variety of reasons. The inability to obtain products as required or to develop alternative manufacturing sources, if and as required in the future, could result in delays or reductions in product shipments. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Cash, Cash Equivalents, and Investments

Our investments consist of corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills, and time deposits. Unrealized gains and losses on available-for-sale investments are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Interest and other income, net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We will sell certain or all investments as needed to meet the cash flow needs of our business. Hence our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the investments before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the investment we hold and record a loss for the amount of such decline.

Investments are classified as short-term or long-term based on the underlying investments maturity date. At December 31, 2011 and 2010 we had short and long-term investments of $61.2 million and $72.5 million, respectively recorded at estimated fair value. See Note 3 – Investments in the Notes to Consolidated Financial Statements. In 2011 we have experienced no loss or lack of access to cash in our operating and investment accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Write-offs for potentially excess and obsolete inventory are made based on our analysis of inventory levels and future sales forecast. We have never experienced a write-down for obsolete finished goods inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets as follows: certain computer equipment over 2 years; computer, software, office furniture, machinery and tooling are over 3 years; rental equipment and other equipment are over 5 years. Leasehold improvements are amortized over the remaining term of the lease or the useful life of the improvements, whichever is shorter.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, debt and accrued liabilities included in our financial statements, the carrying amounts approximate fair value due to their respective maturities.

Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. The following table provides a reconciliation of the changes in our warranty liability for the years ended December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Balance at the beginning of the period	$333	$277
Accruals for warranties issued during the period	239	667
Settlements made in kind during the period	(389)	(611)

Balance at the end of the period	$183	$333

Revenue Recognition

Our revenue is primarily comprised of the sale of our Essure procedure. We recognize revenue in accordance with ASC 605 Revenue Recognition. Under this standard, the following four criteria must be met in order to recognize revenue:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Our selling price is fixed or determinable; and

•	Collectability is reasonably assured.

The four revenue recognition criteria are applied to our sales as described in the following paragraphs.

We recognize revenues from our Essure procedure when title to the product and the risk of loss transfers to an external customer. We do not accept returns of the Essure procedure. We obtain written authorizations from our customers for a specified amount of product at a specified price and the price is not dependent on actual Essure procedures performed.

For sales through distributors we recognize revenues from our Essure procedure when title to the product and the risk of loss transfers to the distributor. Our distributors are responsible for all marketing, sales, training and warranty for the Essure procedure in their respective territories. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange the Essure procedure and the distributor is obligated to pay us for the sale regardless of their ability to resell the product.

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

Certain sales of our Essure procedure may include delivery of additional items. These obligations may be fulfilled after shipment of the Essure procedure, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in ASC 605-25 Revenue – Multiple-Element Arrangements. In addition, multiple deliverable revenue arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. We apply a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.

Research and Development

Research and development expenses consist of personnel costs including salaries, benefits and stock based compensation, clinical expenditures and product development costs, which are substantially related to the ongoing development and associated regulatory approvals of our technology. Research and development costs are expensed as incurred.

Advertising Expense

We recognize advertising expenses in accordance with ASC 720-35, Advertising Costs. As such, we expense the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Total advertising expenses were approximately $4.7 million, $9.9 million, and $10.4 million, in the years ended December 31, 2011, 2010, and 2009 respectively.

Stock-Based Compensation

We account for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including employee stock options, employee stock purchase plan and stock appreciation rights, in accordance with ASC 718, Compensation – Stock Compensation. The fair value method requires us to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. We use the Black-Scholes pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. We account for restricted stock units issued to employees based on the fair market value of our common stock.

We account for stock options issued to nonemployees based on the estimated fair value of the awards in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black-Scholes option pricing model. We account for restricted stock units, issued to nonemployees based on the fair market value of our common stock. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered.

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

As of December 31, 2011, we had total net deferred tax assets of $79.8 million consisting primarily of favorable temporary differences and net operating loss carryforwards. As of December 31, 2011, we had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. If the remaining valuation allowance is released in a future period, it will impact our results of operations in the periods such a determination is made. We will continue to assess the need for our valuation allowances in the future.

In the United States, there was a full valuation allowance against our deferred tax assets throughout most of 2010. We released the valuation allowance on our U.S. federal and certain States deferred tax assets on December 31, 2010. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal, state, and foreign tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

Future changes in these factors, including our anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase to the valuation allowance and a corresponding charge to income tax expense

Net Income (Loss) per Share

Basic net income (loss) per share excludes any potential dilutive effects of options, stock appreciation rights, unvested restricted shares and restricted stock units. Diluted net income per share includes the impact of potentially dilutive securities. In net loss periods presented, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	2011	2010	2009
Numerator:
Numerator for diluted earnings per share -
Net income (loss) available to common stockholders	$(7,936)	$81,991	$7,945

Denominator:
Denominator for basic earnings per share -
Weighted-average number of common shares outstanding	31,204	31,031	30,574
Less: weighted-average unvested restricted common shares	—	—	2

Weighted-average number common shares outstanding used in share computing basic net income (loss) per common share	31,204	31,031	30,572
Effect of dilutive securities:
Options and stock appreciation rights	—	612	642
Stock awards	—	39	38

Weighted-average number of common shares outstanding used in computing dilutive net income (loss) per common share	31,204	31,682	31,252

The following outstanding equity awards and securities, which could potentially dilute basic net income (loss) per share in the future were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	At December 31,
	2011	2010	2009
Outstanding options and SARs	4,515	2,540	1,944
Warrants issued in connection with our 2027 Notes	3,093	3,093	3,093

	7,608	5,633	5,037

As described in Note 11 – Convertible Senior Notes, we had 2027 Notes outstanding during each of the three years in the year ended December 31, 2011. On December 23, 2011, we exchanged $50.0 million aggregate principal amount of our new 5.00% Convertible Senior Notes due 2031 (“2031 Notes”) in exchange for $50.0 million aggregate principal amount of our existing 2027 Notes. As a result of the exchange, $36.2 million aggregate principal amount of the 2027 Notes remained outstanding as of December 31, 2011.

The 2031 Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 2031 Notes, totaling approximately 3.0 million shares, are not required to be included in our diluted share count. If, however, our average stock price per share for the corresponding period exceeds the $16.44 conversion price for the 2031 Notes, the resulting amount, in shares, of the premium over the principal amount is included in our diluted share count (“premium shares”). Our average stock price for the year ended December 31, 2011 did not exceed the conversion price of the 2031 Notes.

Segment Information and Sales by Geographic Region

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

We have one segment and the operating results are reviewed by our Chief Operating Decision Maker, who is our Chief Executive Officer. He allocates resources and assesses performance at the consolidated level. In addition, we do not provide discrete financial information for SAS and BV business in regards to overall financial performance.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2010	2009
Net sales (in thousands)	$126,981	$140,660	$131,407

United States of America	76%	78%	79%
France	15%	13%	13%
Europe (other than France)	8%	7%	7%
Other	1%	2%	1%

Comprehensive Income (Loss)

ASC 220 – Comprehensive income (loss) establishes reporting requirements for comprehensive income (loss) at its components. Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our comprehensive income (loss) consists of cumulative translation adjustments and unrealized gains (losses) on investments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Years Ended December 31
	2011	2010	2009
Net income (loss)	$(7,936)	$81,991	$7,945
Other comprehensive loss
Unrealized gain (loss) on investments	(401)	61	—
Foreign currency translation adjustment, net of tax	(522)	(1,409)	(195)

Comprehensive income (loss)	$(8,859)	$80,643	$7,750

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2011, 2010 and 2009 consist of the following (in thousands):

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 31, 2009	$—	$(993)	$(993)
Net change during the twelve month period	61	(1,409)	(1,348)

Balance as of December 31, 2010	61	(2,402)	(2,341)
Net change during the twelve month period	(401)	(522)	(923)

Balance as of December 31, 2011	$(340)	$(2,924)	$(3,264)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during effective January 1, 2012. We do not expect ASU 2011-04 to have a material effect on our financial condition, results of operations, or cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We will adopt the revised standard on January 1, 2012. The adoption will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosure of gross and net information about instruments and transactions that are eligible for offset in the statement of financial position or that are subject to an enforceable master netting arrangement or similar agreement, such as derivatives, sale and repurchase agreements and securities borrowing and lending arrangements. ASU-2011-11 is effective for annual reporting periods and interim periods within those years, beginning on or after January 1, 2013, with retrospective application for all comparative periods presented. We do not anticipate that this pronouncement will have a material impact on our consolidated financial position, results of operations or cash flows.

3. Investments

Our investments consist of corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills, and time deposits. Unrealized gains and losses on available-for-sale investments are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Interest and other income, net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We will sell certain or all investments as needed to meet the cash flow needs of our business. Hence our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the investments before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the investment we hold and record a loss for the amount of such decline.

Investments are classified as short-term or long-term based on the underlying investments maturity date. At December 31, 2011 and 2010 we had short and long-term investments of $61.2 million and $72.5 million, respectively recorded at estimated fair value. See Note 3 – Investments in the Notes to Consolidated Financial Statements. In 2011 we have experienced no loss or lack of access to cash in our operating and investment accounts.

The following table summarizes our amortized cost, unrealized gains and loss, and the fair value of our available-for-sales investments, as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Investments:
Corporate bonds	$31,536	$14	$(266)	$31,284
Commercial paper	9,996	—	—	9,996
U.S. government bonds	8,563	1	(1)	8,563
U.S. treasury bills	7,996	4	—	8,000
Time deposits	3,514	—	(154)	3,360

Total	$61,605	$19	$(421)	$61,203

Reported as:
Short-term investments	$59,606	$18	$(421)	$59,203
Long-term investments	1,999	1	—	2,000

Total	$61,605	$19	$(421)	$61,203

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

We had several investments that were in an unrealized loss position as of December 31, 2011. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is more likely than not that we will not be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of December 31, 2011, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during 2011.

As of December 31, 2011 weighted average days to maturity for our available for sales securities was 147 days, with the longest maturity date being September 2013.

The following table presents our available-for-sale investments that are in an unrealized loss position:

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Corporate bonds	$27,216	$(266)	$—	$—	$27,216	$(266)
Time deposits	3,360	(154)	—	—	3,360	(154)
U.S. government bonds	2,046	(1)	—	—	2,046	(1)

	$32,622	$(421)	$—	$—	$32,622	$(421)

	As of December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	$16,009	$(24)	$1,838	$(15)	$17,847	$(39)
Time deposits	1,244	(1)	2,007	(21)	3,251	(22)
U.S. & International government bonds	504	(1)	—	—	504	(1)

	$17,757	$(26)	$3,845	$(36)	$21,602	$(62)

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

Fair Value of Assets

Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include corporate bonds, U.S. treasury bills, U.S. government bonds, time deposits and money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Periodically, during 2011 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of December 31, 2011, we had foreign currency forward contracts to sell 2.2 million Euros in exchange for $3.0 million maturing in January 2012 through February 2012. As of December 31, 2011 these forward contracts were recorded at their fair value of $0.1 million in other current assets on our consolidated balance sheet. We had outstanding short-term intercompany receivables of $3.0 million as of December 31, 2011. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current assets on our consolidated balance sheet as of December 31, 2011.

Assets measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2011	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Cash equivalents:
Money market funds	$20,453	$20,453	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investments:
Corporate bonds	31,284	31,284	—	—
Commercial paper	9,996	—	9,996	—
U.S. government bonds	8,563	8,563	—	—
U.S. treasury bills	8,000	8,000	—	—
Time deposits	3,360	3,360	—	—
Foreign currency forward contract	125	—	125	—

Total	$89,781	$71,660	$18,121	$—

Assets measured at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2010	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
U.S. government bonds	$2,000	$2,000	$—	$—
Commercial paper	2,000	2,000	—	—
Money market funds	1,368	1,368	—	—
Available-for-sale investments:
Corporate bonds	38,699	38,699	—	—
U.S. treasury bills	13,995	13,995	—	—
Commercial paper	11,989	—	11,989	—
U.S. & International government bonds	4,568	4,568	—	—
Time deposits	3,251	3,251	—	—
Foreign currency forward contract	182	—	182	—

Total	$78,052	$65,881	$12,171	$—

Fair Value of Liabilities

We have recorded the carrying value of the 2027 Notes in short-term liabilities as of December 31, 2011 and 2010, respectively. The 2031 Notes were classified as long-term liabilities as of December 31, 2011.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes	$35,956	$36,101	$80,960	$85,086
2031 Notes	46,282	50,370	—	—

	$82,238	$86,472	$80,960	$85,086

The carrying value of the 2027 Convertible senior notes are classified as short-term liabilities as of December 31, 2010 as the note is convertible at the option of the holder starting December 15, 2011. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes, at a redemption price of 100% of par, plus accrued and unpaid interest. See Note 16 – Subsequent Events.

The holders of the 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the relevant repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest. The carrying value of the 2031 Notes are classified as long-term liabilities as of December 31, 2011. See Note 11 – Convertible Senior Notes.

5. Business Combination

On October 3, 2011, we established a subsidiary in the Netherlands, Conceptus B.V. (“BV”) and entered into an agreement to acquire certain assets of Sigma Medical (the “Seller”), including all distribution rights of the Essure procedure in the Netherlands, inventory, certain employees, licenses, contracts and intellectual property related to the Essure procedure (the “Acquisition”) for $3.5 million in cash.

BV acquisition was accounted for as a business combination. The results of operations of BV since October 3, 2011 have been included in our Consolidated Statements of Operations. For the post acquisition period of October 3, 2011 through December 31, 2011, BV contributed $1.1 million or approximately 1% towards consolidated net sales.

We believe the acquisition expands our presence in international markets and will increase our revenues as we recognized sales at end user pricing as compared to the price at which we previously sold the Essure product directly to the Seller.

The preliminary allocation of the total purchase price of $3.5 million for the assets acquired and liabilities assumed were based on their estimated fair values at the date of acquisition. We paid the Seller $2.8 million in October 2011 and will pay the Seller remaining $0.7 million in 2012. The identifiable tangible and intangible assets are recorded at their fair value. The excess of purchase price over the net assets acquired is recorded as goodwill.

As of December 31, 2011, the allocation of the purchase price for BV was preliminary. Determining the fair value of the assets acquired and liabilities assumed requires judgment and involves the use of significant estimates and assumptions. We based the fair value estimates on assumptions we believe to be reasonable, but are inherently uncertain. We will revise the preliminary allocation if new information is obtained about the facts and circumstances existing as of the date of acquisition that, if known, would have resulted in the recognition of those assets as of that date.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at October 3, 2011 (in thousands)

Accounts receivable	$216
Inventory	142
Goodwill	956
Amortizable intangible assets:
Customer relationship	1,739
Re-acquired rights	669
Liabilities assumed	(212)

$3,510

The amortizable intangible assets have useful lives for customer relationships of nine years and thirty-nine months for the re-acquired rights. Approximately $1.0 million of goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed.

We do not consider the BV acquisition to be a material business combination and therefore have not disclosed the pro-forma results of operations as required for material business combinations.

6. Goodwill and Intangible Assets

In January 2008, we acquired all of the outstanding shares of SAS. Our consolidated financial statements include the financial results of SAS beginning from the acquisition date of January 7, 2008.

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

As consideration for the assets acquired in the Purchase Agreement, we paid to AMS $23.6 million in cash plus $0.1 million in direct costs to acquire the assets. The Purchase Agreement contains customary representations, warranties and covenants, as well as a covenant from AMS that it will not compete with us in the field of permanent female sterilization for a period of five years and that it will not engage in the research, development, manufacture or sale of permanent female sterilization products consisting of a stent-like device delivered transcervically using a catheter for an additional four-year period. The purchase agreement also contains mutual indemnification obligations for, among other things, breach of any representation, warranty or covenant in the purchase agreement. We did not acquire any employees, tangible assets or processes from AMS. These assets do not represent a purchase of a business but rather, a purchase of intangible assets. These assets are capitalized and are being amortized over a period of nine years, the estimated useful life of the intangible assets.

In October 2011, we purchased certain assets of Sigma Medical and established BV. Our consolidated financial statements include the financial results of BV beginning from the purchase date of October 3, 2011.

We perform our annual impairment review of goodwill during the fourth quarter of each year at the reporting unit level. Management estimates the fair value of the reporting unit and compares the estimated fair value to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, the value of the reporting units’ goodwill may be impaired and could require a write down. There were no goodwill impairments recognized during 2011, 2010 or 2009.

The changes in carrying amount of goodwill for the twelve months ended December 31, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
(in thousands)	2011	2010
Goodwill, beginning of period	$16,013	$17,318
Adjustments to goodwill for purchase of certain assets of Sigma Medical	956	—
Effect of currency translation	(399)	(1,305)

Goodwill, end of period	$16,570	$16,013

The following table provides additional information concerning intangible assets (in thousands):

		December 31, 2011
(in thousands)	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value
Patents and Licenses	6.8	$25,750	$(7,353)	$—	$18,397
Customer relationships	6.5	6,763	(2,163)	(503)	4,097
Re-acquired rights	3.0	669	(52)	(19)	598

Total intangibles		$33,182	$(9,568)	$(522)	$23,092

		December 31, 2010
(in thousands)	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value
Patents and Licenses	7.7	$25,750	$(4,625)	$—	$21,125
Customer relationships	6.0	5,024	(1,587)	(417)	3,020

Total intangibles		$30,774	$(6,212)	$(417)	$24,145

Intangible assets are being amortized over straight-line periods ranging from 3 to 9 years.

The following discloses expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2012 through 2020:

Year	Expected
2012	$3,602
2013	3,602
2014	3,602
2015	3,403
2016	3,404
Thereafter	5,479

7. Inventories

The components of inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$15	$5
Work-in-progress	477	795
Finished goods	3,695	2,115

Total	$4,187	$2,915

8. Property and Equipment

The components of property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Equipment, tooling, furniture and fixtures	$15,855	$14,679
Software	4,125	3,312
Leasehold improvements	1,745	1,415
Machinery	3,629	2,389

	25,354	21,795
Less: accumulated depreciation and amortization	(15,889)	(11,733)

Property and equipment, net	$9,465	$10,062

Property and equipment depreciation and amortization expenses for the years 2011, 2010, and 2009 were approximately $5.2 million, $4.7 million, and $4.1 million, respectively.

9. Commitments and Contingencies

Leases

We are headquartered in Mountain View, California where we lease a building occupying approximately 58,242 square feet of office, research and development and manufacturing space. This lease commenced in July 2009 and will terminate in July 2013. We are recognizing the rent expense on a straight-line basis over the life of the lease.

In Versailles, France we have approximately 4,703 square feet of office space. This lease commenced in February 2009 and will terminate in February 2018.

In addition to the lease agreements for facilities we have certain operating leases on automobiles and copiers worldwide. These leases have terms expiring from February 2012 through February 2018. Expenses for all leases were approximately $4.0 million, $3.5 million, and $2.9 million for the years ended December 31, 2011, 2010, and 2009 respectively.

Aggregate future minimum annual lease commitments under all leases are as follows (in thousands):

2012	$2,231
2013	1,267
2014	283
2015	156
2016	159
Thereafter	192

Total operating lease obligations	$4,288

Indemnifications

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

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for us to obtain directors and officers insurance. We currently have directors and officers insurance. As of December 31, 2011 we had no material outstanding indemnification arrangements.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonable estimated. As of December 31, 2011 we had no material outstanding contingencies.

10. Credit Line

On August 25, 2011, we entered into a credit agreement (the “Credit Facility”) with a financial institution that provided for a line of credit of up to $50.0 million to be used for working capital and general corporate purposes. The maturity date for any borrowings under the Credit Facility was August 25, 2016.

Subsequently, we determined that we would not be able to comply with certain financial covenants under the Credit Facility and on December 8, 2011; we decided to terminate the agreement, without prepayment penalty, and avoid continuing to pay commitment fees thereunder. At the time of termination, there had been no draws under the Credit Facility. In connection with terminating the Credit Facility, we wrote off $0.2 million of debt issuance cost, which is recorded in interest expense.

11. Convertible Senior Notes

2027 Notes

We account for our 2027 Notes in accordance with ASC 815 Derivative and Hedging. In this regard, our convertible debt and net share settlement feature does not fall under the category of a derivative, and consequently, we classify our convertible debt as a liability in our consolidated balance sheet. Our convertible hedge and our outstanding warrants are accounted as set forth by ASC 815, through which we record the convertible hedge transaction and the warrants in additional paid in capital. Subsequent changes in fair value of the agreement are not recognized.

In February 2007, we issued and sold an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027 (“2027 Notes”). These notes bear a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2007. Interest accrual on the notes commenced on February 12, 2007. The 2027 Notes will mature on February 15, 2027, unless earlier redeemed, repurchased or purchased by us or converted.

The 2027 Notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 35.8616 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.89 per share), in certain circumstances. Upon conversion, a holder would receive cash up to the principal amount of the 2027 Notes and shares of our common stock in respect of such note’s conversion value in excess of such principal amount.

In addition, in connection with the issuance of the 2027 Notes, we entered into separate convertible note hedge transactions and separate warrant transactions to reduce the potential dilution upon conversion of the notes (“Call Spread Transactions”). The Call Spread Transactions consisted of the purchase of call options to cover approximately 3.1 million shares of our common stock, which initially was the number of shares underlying the 2027 Notes, and the sale of warrants exercisable by the purchasers to acquire up to approximately 3.1 million shares of our common stock.

We adopted ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”) in the first quarter of fiscal 2009. The effect of the adoption of ASC 470-20 was to bifurcate the debt and equity components of our 2027 Notes. The note payable principal balance at the date of issuance of $86.3 million in February 2007 was bifurcated into the debt component of $65.1 million and the equity component of $21.2 million. The difference between the note payable principal balance of $86.3 million and the $65.1 million value of the debt component is being accreted to interest expense over a period of 5 years, which is the expected term of our notes payable. We reclassified $0.8 million of debt issuance costs to additional paid in capital. The debt component was recognized at the present value of its cash flows discounted using a 5.51% discount rate, our borrowing rate at the date of the issuance of the Debenture for a similar debt instrument without the conversion feature.

On December 23, 2011, we exchanged $50.0 million aggregate principal amount of our new 5.00% Convertible Senior Notes due 2031 (“2031 Notes”) in exchange for $50.0 million aggregate principal amount of our existing 2027 Notes. As a result of the exchange, $36.2 million principal amount of the 2027 Notes remained outstanding as of December 31, 2011. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes at a redemption price of 100% of par plus accrued and unpaid interest. See Note 16 – Subsequent Events.

In the above debt exchange transaction, $50.0 million in aggregate principal amount of our 2027 Notes was extinguished. The extinguishment resulted in de-recognition of $49.6 million in debt for the principal of the 2027 Notes (net of $0.4 million of debt discount) and $0.3 million of additional paid-in capital relating to the buyback of the separate conversion option. We recognized a loss of $0.1 million on the exchange based on the estimated $49.7 million fair value of the debt component of the 2027 Notes exchanged and their $49.6 million carrying value (net of unamortized issuance costs). The fair value of the debt component of the 2027 Notes was estimated using an interest rate for nonconvertible debt, with terms similar to the debt component of the 2027 Notes on a stand-alone basis, issued by entities with credit ratings comparable to ours at the exchange date.

2031 Notes

We account for our 2031 Notes in accordance with ASC 470-20. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

On December 23, 2011, we issued $50.0 million aggregate principal amount of 2031 Notes in connection with the debt exchange described above. The 2031 Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2031 Notes, equal in right of payment to any of our unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The 2031 Notes bear interest at a rate of 5.00% per annum. Interest is payable on June 15 and December 15 of each year beginning June 15, 2012 until the maturity date of December 15, 2031, unless redeemed earlier, repurchased or converted.

Holders may convert 2031 Notes at their option at any time prior to September 15, 2031, other than during the period from September 15, 2014 to the close of business on the business day immediately preceding December 20, 2014, only under the following circumstances: (1) if the closing sales price of our common stock exceeds 130% of the conversion price then in effect during a period specified in the indenture governing the 2031 Notes (2) if the average trading price per $1,000 principal amount of the 2031 Note is less than 98% of the average conversion value of the notes during a period specified in the 2031Notes indenture; (3) if we call any or all of the 2031 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including a fundamental change (as defined in the 2031 Notes indenture). During the period from September 15, 2014 to December 20, 2014, and on or after September 15, 2031 until the maturity date, holders, at their option, may convert their 2031 Notes at any time, regardless of the foregoing circumstances.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 60.8365 shares of common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $16.44 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following a make-whole fundamental change (as defined in the 2031 Notes indenture) that occurs prior to December 20, 2014, the conversion rate will be increased for a holder who elects to convert its 2031 Notes in connection with such event in certain circumstances.

The holders of the 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the relevant repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest.

In addition, we may redeem the 2011 Notes, at our option, in whole or in part on or after December 20, 2014 at a redemption price equal to 100% of the principal amount of the 2011 Notes to be redeemed plus any accrued and unpaid interest. We may not have sufficient funds to pay the interest, redemption price or repurchase price of the 2031 Notes when the notes become payable in accordance with its terms.

We incurred approximately $2.1 million in issuance costs in connection with the issuance of 2031 Notes. Of this, deferred issuance costs of $1.9 million are included in other assets in the consolidated balance sheet and are being amortized over the period of three years (earliest conversion date) of the 2031 Notes.

We have allocated the principal balance of the 2031 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, we discounted the value of the 2031 Notes at a rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting debt discount of $3.8 million for the 2031 Notes will be accreted to interest expense over the period of three years (earliest conversion date) of the 2031 Notes. The fair value of the common stock conversion feature is recorded as a component of stockholders’ equity. The 2031 Notes are classified as long-term liabilities as of December 31, 2011.

For the fair value related to these Notes, see Note 4 – Fair Value Measurement.

Interest expense associated with the 2027 Notes and 2031 Notes consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Accretion of note payable—2027 Notes	4,618	4,429	4,187
Contractual coupon rate of interest	$1,975	$1,941	1,941
Amortization of debt issuance costs—2027 Notes	458	464	465
Amortization of debt issuance costs— Credit Facility	159	—	—
Accretion of note payable—2031 Notes	20	—	—
Amortization of debt issuance costs—2031 Notes	16	—	—

Interest expense—convertible senior notes	$7,246	$6,834	$6,593

Amounts comprising the carrying amount of the Convertible Senior Notes are as follows (in thousands):

	2031 Notes	2027 Notes
Carrying Amount December 31, 2010	$—	$80,960
The exchange on December 23, 2011	50,040	(50,040)
Accretion on notes payable	20	4,618
Debt extinguishment discount	—	418
Carrying amount of the equity component	(3,778)	—

Carrying Amount December 31, 2011	$46,282	$35,956

12. Incentive and Stock Plans

Employee Stock Purchase Plan

In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee’s annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. In March 2006, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 160,000 shares. This amendment was approved by the stockholders in June 2006. In April 2008, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. This amendment was approved by the stockholders in June 2008. In April 2010, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 200,000 shares. This amendment was approved by the stockholders in June 2010. As of December 31, 2011, 712,738 shares had been issued under the ESPP and 147,262 shares were available for future issuance.

Company Stock Option Plans

Our 1995 Director’s Stock Option Plan (the “Directors’ Plan”) allows for the granting of options for up to 100,000 shares of common stock to outside directors. Stock options may be granted to outside directors with exercise prices of not less than fair market value. The options expire ten years from date of grant. Options granted under the Directors’ Plan vest over one or three years. The options are only exercisable while the outside director remains a director.

Our 2001 Equity Incentive Plan (as amended, the “2001 Plan”) provides for the grant of options, restricted stock, stock appreciation rights, performance share awards, dividend equivalents awards, stock payment awards, stock purchase rights and restricted stock unit awards to our employees, directors and consultants. As amended (in each case as approved by the Company’s stockholders when required, the 2001 Plan provides for an aggregate number of 5,500,000 shares of common stock reserved for issuance.

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

Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. In 2011 and 2010, there were no shares that were exercised prior to full vesting.

Under our Amended and Restated 2002 Plan, non-qualified stock options and stock purchase rights may be granted only to the following classes of persons: (i) except as provided in (ii) below, consultants and employees who are not our officers or directors, and (ii) newly hired employees (including employees who will become our officers or directors) and who have not previously been employed by us and with respect to whom options are to be granted as an inducement essential to such employees’ entering into employment contracts with us.

In April 2004, the Board of Directors approved a nonqualified stock option grant for 125,000 shares of our common stock and a grant of 36,000 shares of restricted stock for Mr. Ulric E. Cote as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of Sales. In October 2007, the Board of Directors approved a stock appreciation right grant of 100,000 shares of our common stock for Mr. Spencer Roeck as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of International. In March 2008, the Board of Directors approved a stock appreciation right grant of 100,000 shares of our common stock for Mr. Todd Sloan as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of Strategic and Professional Marketing. In March 2011, the Board of Directors approved a stock appreciation right grant of 125,000 shares of our common stock for Mr. Sam Trujillo as a stand-alone inducement grant in connection with his initial commencement of employment with us as Executive Vice President of Marketing. In December 2011, the Board of Directors approved a stock appreciation right grant of 600,000 shares and restricted stock units of 150,000 shares of our common stock for Mr. D. Keith Grossman as a stand-alone inducement grant in connection with his initial commencement of employment with us as Chief Executive Officer. Stockholder approval was not required for any of these grants.

Our stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”) and the reservation of an aggregate of 3,000,000 shares of Common Stock for issuance pursuant to the 2010 Plan during our annual meeting of stockholders which was held on June 14, 2010. The 2010 Plan replaced our 2001 Plan and 2002 Plan and no new awards were granted under the 2001 Plan and 2002 Plan after June 2010. However, the shares of Common Stock that remained available for issuance under the 2001 Plan and the 2002 Plan as of March 31, 2010 were added to the shares reserved for issuance under the 2010 Plan. In addition, shares of Common Stock subject to awards already granted under the 2001 Plan and the 2002 Plan as of March 31, 2010 that terminate expire or lapse become available for issuance under the 2010 Plan.

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

Generally, shares of Common Stock subject to an award under the 2010 Plan, 2001 Plan or 2002 Plan that terminate, expire or lapse for any reason are made available for issuance again under the 2010 Plan, except that each share subject to an award other than a stock option or SAR that terminates, expires, or lapses for any reason will increase the number of shares that can be issued under the 2010 Plan by 2.5 shares. Shares of Common Stock tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award and shares of Common Stock that were subject to a stock-settled SAR that are not issued upon exercise of the SAR will not be available for issuance again under the 2010 Plan. The payment of dividend equivalents in cash in conjunction with outstanding awards will not be counted against the shares available for issuance under the 2010 Plan.

The maximum number of shares of Common Stock that may be subject to one or more awards granted to any one participant pursuant to the 2010 Plan during any calendar year is 800,000, or 300,000 with respect to any awards other than stock options and SARs and the maximum amount that may be paid in cash during any calendar year with respect to any performance-based award is $2,000,000.

As of December 31, 2011, 2,364,982 shares remained as available for grant under the 2010 Plan. A summary of the activity of all our Plans and standalone grant activity is as follows:

	Shares Available For Grant	Awards Outstanding
		Awards Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2008	1,802,468	4,336,172	$12.62
Stock appreciation rights and options granted	(1,335,653)	1,335,653	13.66
Restricted stock units granted	(84,634)	84,634	—
Restricted stock units issued	—	(40,448)	—
Options exercised	—	(265,819)	8.22
Stock appreciation rights exercised	—	(8,915)	13.39
Options cancelled and expired	302,632	(302,632)	16.14
Restricted stock units cancelled	1,687	(1,687)	—

Balance at December 31, 2009	686,500	5,136,958	13.53
Additional authorized	3,000,000	—	—
Stock appreciation rights and options granted	(497,500)	497,500	19.62
Restricted stock units granted	(295,815)	170,186	—
Restricted stock units issued	—	(56,221)	—
Options exercised	—	(212,432)	10.41
Stock appreciation rights exercised	—	(64,354)	12.85
Options expired	—	(5,000)	7.06
Stock appreciation rights cancelled and expired	84,344	(84,344)	18.25
Restricted stock units cancelled	8,395	(5,433)	—

Balance at December 31, 2010	2,985,924	5,376,860	14.38
Additional authorized (a)	875,000	—	—
Stock appreciation rights and options granted	(1,178,000)	1,178,000	12.91
Restricted stock units granted	(650,426)	350,171	—
Restricted stock units issued	—	(69,133)	—
Options exercised	—	(17,500)	8.93
Stock appreciation rights exercised	—	(3,103)	11.52
Options cancelled	89,355	(89,355)	16.04
Stock appreciation rights cancelled	220,818	(220,818)	17.52
Restricted stock units cancelled	22,310	(8,924)	—

Balance at December 31, 2011	2,364,982	6,496,198	$14.50

(a)	Includes stand-alone inducement grants of stock appreciation rights of 725,00 shares and restricted stock units of 150,000 shares.

A summary of the activity for the year ended December 31, 2011 of stock options and stock appreciation rights is as follows:

	Options and Stock Appreciation Rights Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance outstanding at December 31, 2010	5,123,976	$14.86	$6,236,022
Grants	1,178,000	12.91
Exercises	(20,603)	9.32
Cancelled and expired	(310,173)	17.09

Balance outstanding at December 31, 2011	5,971,200	$14.38	$3,983,533

Exercisable at December 31, 2011	4,391,889	$14.50	$3,607,128

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Remaining Life (years)	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$ 5.65 - $ 9.95	790,960	2.01	$9.24	790,960	$9.24
$ 9.96 - $11.13	193,600	5.38	$10.86	80,475	$10.49
$11.35 - $11.35	708,495	6.92	$11.35	552,449	$11.35
$11.79 - $12.74	184,891	2.63	$12.50	179,891	$12.52
$12.83 - $12.83	600,000	9.95	$12.83	—	$—
$13.06 - $13.40	614,657	4.55	$13.20	366,589	$13.19
$13.41 - $16.20	658,829	4.15	$14.68	559,304	$14.74
$16.25 - $17.74	850,326	6.21	$17.35	736,071	$17.37
$17.97 - $18.49	597,558	4.91	$18.12	590,388	$18.11
$18.63 - $22.61	771,884	7.16	$19.50	535,762	$19.51

$5.65 - $22.61	5,971,200	5.57	$14.38	4,391,889	$14.50

Restricted Stock

Restricted stock unit activity for the year ended December 31, 2011, is as follows:

	Shares and Units	Weighted- Average Grant Date Fair Value
Nonvested stock outstanding at December 31, 2010	252,884	$16.28
Grants	350,171	12.78
Vested	(69,133)	14.31
Cancellations	(8,924)	14.82

Nonvested stock outstanding at December 31, 2011	524,998	$13.99

Retirement Savings Plan

Under our retirement savings plan (“401K Plan”), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. We started a matching program for participants, effective April 1, 2010. For every dollar contributed to the 401K plan, we match twenty-five cents, up to the first 6% contributed. For the year ended 2011 and 2010, we contributed $0.4 million and $0.2 million, respectively. There were no employer contributions to the 401K Plan for the year ended 2009.

13. Stockholder’s Equity

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

We have repurchased 91,752 shares of restricted common stock at par value in accordance with the terms of restricted stock agreements. Net of treasury stock issuances of 13,889 shares, 77,863 shares remain as treasury stock. We recorded $18 thousand for tax benefits from stock-based compensation in 2009 and no tax benefits recorded in 2010 and 2011.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, stock awards, non-employee stock options, stock appreciation rights and the ESPP included in the Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of goods sold	$102	$86	$61
Research and development	446	357	217
Selling, general and administrative	8,050	6,803	6,004

Total stock-based compensation expense	$8,598	$7,246	$6,282

Approximately $6.7 million, $6.0 million, and $5.4 million, respectively, of stock based compensation expense under ASC 718, Compensation – Stock Compensation (“ASC 718”) relates to employee stock options, employee stock purchase plan and stock appreciation rights. In addition, approximately $1.8 million, $1.1 million, and $0.8 million, respectively, of stock based compensation expense related to employee restricted stock units. Approximately $1.7 million of the total stock based compensation expense related to the severance for our Chief Executive Officer who resigned in December 2011.

We recorded $3.2 million, $2.9 million, and zero, respectively for tax benefit from stock-based compensation in 2011, 2010 and 2009.

Awards to consultants: During the fiscal year ended December 31, 2011 and 2010, we did not grant stock awards to consultants. During the fiscal year ended December 31, 2009, we granted a total of 30,000 stock appreciation rights to two consultants. We recorded stock based compensation expense of approximately $0.1 million during each of the years ended December 31, 2011, 2010 and 2009 in connection with our grants to consultants.

Stock Options and Stock Appreciation Rights: During the year ended December 31, 2011, we granted 1,178,000 stock appreciation rights to employees, with an estimated total grant-date fair value of approximately $6.6 million and a grant date weighted-average fair value of $5.63 per share.

As of December 31, 2011, there was $9.7 million of unrecognized stock-based compensation cost related to stock options and stock appreciation rights. This cost is expected to be recognized over a weighted-average remaining amortization period of 2.9 years.

During the year ended December 31, 2010, we granted 497,500 stock appreciation rights to employees, with an estimated total grant-date fair value of approximately $4.1 million and a grant date weighted-average fair value of $8.31 per share.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the ESPP for the year ended December 31, 2011 was approximately $0.4 million. The grant date weighted-average fair value was $3.60 per share. The compensation cost in connection with the ESPP for the year ended December 31, 2010 was approximately $0.3 million. The grant date weighted-average fair value was $5.00 per share.

Restricted Stock Units: During the year ended December 31, 2011 we granted 350,171 restricted stock units, with an estimated total grant date fair value of approximately $4.5 million and a grant date weighted average fair value of $12.78. During the year ended December 31, 2010 we granted 170,186 restricted stock units, with an estimated total grant date fair value of approximately $3.0 million and a grant date weighted average fair value of $17.84.

As of December 31, 2011, there was $5.3 million of unrecognized stock-based compensation related to non-vested restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average amortization period of 3.1 years.

Valuation assumptions

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year ended December 31,
	2011		2010		2009
	Stock Appreciation Rights	Employee Stock Purchase Plan	Stock Appreciation Rights	Employee Stock Purchase Plan	Stock Appreciation Rights	Employee Stock Purchase Plan
Expected term (in years)	4.50	0.68	4.15	0.50	4.34	0.72
Average risk-free interest rate	1.27%	0.16%	1.97%	0.23%	1.76%	0.41%
Average volatility factor	52.1%	44.3%	51.4%	50.9%	51.8%	71.0%
Dividend yield	—	—	—	—	—	—

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

14. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$(11,073)	$3,677	$9,423
Foreign	1,155	(377)	(1,120)

Income (loss) before provision (benefit) for income taxes	$(9,918)	$3,299	$8,303

The provision (benefits) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current
U.S. Federal	$—	$(39)	$(138)
State & local	145	90	257
Foreign	614	729	133

	759	780	252
Deferred
U.S. Federal	$(3,101)	$(71,885)	$—
State & local	531	(7,365)	—
Foreign	(171)	(222)	106

	(2,741)	(79,472)	106

Income tax expense (benefit)	$(1,982)	$(78,692)	$358

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $194.0 million and $102.0 million respectively. The federal net operating loss carryforwards includes $26.1 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized. The California net operating loss carryforwards includes $10.8 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. Usage of net operating loss carryforwards has been temporarily suspended by the state of California for the years 2008 through 2011. In 2011 the California tax liability has been reduced by research and development credits. If not utilized, these carryforwards will begin to expire starting in 2012. In addition, at December 31, 2011 we had both federal and state research credit carryforwards of approximately $2.8 million and $3.1 million, respectively. If not utilized the federal tax carryforward will begin to expire in 2012 while the California credit can be carried forward indefinitely. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

We account for income taxes under the asset and liability method set forth by ASC 740 Accounting for Income Taxes, or (“ASC 740”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under ASC 740, the liability method deferred tax assets and liabilities are determined based on differences between the financial statements and tax bases of assets and liabilities.

Significant components of our deferred tax assets and liabilities as of December 31, 2011 and December 31, 2010 are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Deferred income tax assets:
Reserves, accruals and other	$3,513	$2,129
Stock-based compensation expense	9,788	7,505
Net operating loss carryforwards	64,123	65,479
Research credits	3,024	2,714
Capitalized research and development	5,263	3,771

Gross deferred income tax assets	85,711	81,598
Less: valuation allowance	(3,728)	(2,844)

Net deferred income tax assets	$81,983	$78,754

Deferred income tax liabilities:
2037 Note	$(1,371)	$—
Intangible assets	(825)	(1,007)

Deferred income tax liabilities	(2,196)	(1,007)

Net income tax assets	$79,787	$77,747

The change in the valuation allowance was approximately an increase of $0.9 million, decrease of $82.1 million, and decrease of $12.8 million during 2011, 2010 and 2009, respectively.

ASC 740 requires an assessment of both positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the expected sources of future taxable income and tax planning strategies, management concluded that a valuation allowance is not required for the U.S. Federal deferred tax assets.

Future changes in these factors, including our anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase to the valuation allowance and a corresponding charge to income tax expense.

The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	$(3,471)	$1,155	$2,823
Foreign tax	(17)	522	620
State tax	412	43	—
Permanent items	360	209	164
Stock based compensation	552	167	307
Research and development credit	(60)	(88)	(138)
Other	243	(39)	—
Valuation allowance	—	(80,661)	(3,418)

Income tax expense (benefit)	$(1,982)	$(78,692)	$358

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010	2009
Unrecognized tax benefits, beginning of period	$3,151	$2,759	$2,618
Gross increases - tax position in prior period	144	95	—
Gross decrease - tax position in prior period	—	—	(149)
Gross increases - current period tax positions	153	297	367
Lapse of statute of limitations	—	—	(77)

Unrecognized tax benefits, end of period	$3,448	$3,151	$2,759

If the $3.4 million of unrecognized income tax benefits is recognized, approximately $3.0 million would decrease the effective tax rate in the period in which each of the benefits is recognized. Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The total amount of penalties and interest is not significant as of December 31, 2011.

We estimate that approximately $0.5 million of unrecognized tax benefits will lapse within the next 12 months, due to the lapse of statute of limitations.

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

In a January 5, 2012 hearing before the United States District Court, Northern District of California, we sought a permanent injunction prohibiting Hologic from importing, using, selling or offering to sell its Adiana system in the United States and moved for supplemental damages following the jury finding that Hologic infringed Conceptus patent and that the patent was valid. At that hearing, Hologic asked that the court overturn the jury verdict and to order a new trial. On January 9, 2012, the Court denied Hologic’s Motion for a Judgment Notwithstanding the Verdict and denied its Motion for a New Trial, thereby affirming the jury’s finding that Hologic was infringing our patent and that the patent was valid. Also on that date the Court denied our Motion for a Permanent Injunction and our Motion for Supplemental Damages, but granted us the right to bring a new trial against Hologic for supplemental damages. On February 7, 2012, Hologic filed a Notice of Appeal to the Federal Circuit Court of Appeals, appealing all adverse orders against it. On February 8, 2012, we filed a Notice of Cross-Appeal of the actions of the U.S. District Court in denying our motions seeking a permanent injunction against Hologic, seeking supplemental damages and seeking pre-judgment interest. The appeal was docketed on February 14, 2012.

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure product do not cover the Essure product. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our argument for our Motion to Dismiss on May 9, 2011 but has not yet ruled on the Motion. After the argument, we filed a Motion to Stay the litigation until the later of a ruling on the Motion to Dismiss and the trial in the infringement action described above. The Court granted that motion in orders entered July 5 and July 7, 2011, and the case is currently administratively closed.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, result of operations or cash flows.

16. Subsequent Events

On January 9, 2012 we announced a decision to discontinue our promotion of the GYNECARE THERMACHOICE Uterine Balloon Therapy System to U.S. OB/GYN physician offices. The product is manufactured for and marketed by ETHICON™ Women’s Health and Urology, a division of Ethicon, Inc.

On January 9, 2012 we also announced a reduction in workforce of approximately 13%, primarily of our U.S. field sales organization in order to focus our sales efforts more on growing the Essure business. In connection with the reorganization, we recorded one-time severance costs of approximately $0.6 million in January 2012.

On February 15, 2012, we used approximately $36.6 million of existing cash to redeem all of our outstanding 2.25% Convertible Senior Notes due 2027 at a redemption price of 100% of par, plus accrued and unpaid interest.

On February 26, 2012, our Amended and Restated Preferred Shares Rights Agreement dated as of February 26, 2007, with Mellon Shareholder Services, L.L.C. expired in accordance with its terms.

17. Quarterly Information (unaudited)

Supplementary Data

Quarterly Results of Operations (Unaudited)

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net Sales	33,513	$33,093	$33,805	$26,570	36,573	$33,882	$36,847	$33,358
Cost of goods sold	5,534	5,748	6,114	5,201	6,613	6,562	7,285	6,391

Gross profit	27,979	27,345	27,691	21,369	29,960	27,320	29,562	26,967
Operating expenses:
Research and development	2,410	2,144	1,669	1,762	1,724	1,610	1,815	1,746
Selling, general and administrative	28,370	23,723	24,107	23,291	22,088	22,968	26,330	25,979

Total operating expenses	30,780	25,867	25,776	25,053	23,812	24,578	28,145	27,725

Operating income (loss)	(2,801)	1,478	1,915	(3,684)	6,148	2,742	1,417	(758)
Total interest and other income (expense), net	(1,992)	(1,660)	(1,626)	(1,548)	(1,645)	(1,561)	(1,585)	(1,459)

Net income (loss) before provision (benefit) for income taxes	(4,793)	(182)	289	(5,232)	4,503	1,181	(168)	(2,217)
Provision (benefit) for income taxes	(2,233)	2,720	(165)	(2,304)	(79,154)	205	123	134

Net income (loss)	(2,560)	(2,902)	454	(2,928)	83,657	976	(291)	(2,351)

Net income (loss) per share:
Basic	$(0.08)	$(0.09)	$0.01	$(0.09)	$2.69	$0.03	$(0.01)	$(0.08)
Diluted	$(0.08)	$(0.09)	$0.01	$(0.09)	$2.66	$0.03	$(0.01)	$(0.08)
Shares used in per share amounts:
Basic	31,241	31,239	31,190	31,144	31,082	31,072	31,032	30,930
Diluted	31,241	31,239	31,487	31,144	31,443	31,413	31,032	30,930

Conceptus, Inc.

Schedule II

Schedule of Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2009	$478	$165	$43	$600
Year ended December 31, 2010	$600	$443	$291	$752
Year ended December 31, 2011	$752	$220	$388	$584

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, California on this 15th day of March 2012.

CONCEPTUS, INC.

By:	/s/ D. KEITH GROSSMAN,
D. Keith Grossman
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Keith Grossman and Gregory E. Lichtwardt, his or her attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ D. KEITH GROSSMAN	President, Chief Executive Officer and	March 15, 2012
(D. Keith Grossman)	Director (Principal Executive Officer)

/S/ GREGORY E. LICHTWARDT	Executive Vice President, Operations	March 15, 2012
(Gregory E. Lichtwardt)	and Chief Financial Officer

/S/ JOHN BISHOP	Director	March 15, 2012
(John Bishop)

/S/ THOMAS F. BONADIO	Director	March 15, 2012
(Thomas F. Bonadio)

/S/ PAUL A. LAVIOLETTE	Director	March 15, 2012
(Paul A. Laviolette)

/S/ ROBERT V. TONI	Director	March 15, 2012
(Robert V. Toni)

/S/ KATHRYN A. TUNSTALL	Director	March 15, 2012
(Kathryn A. Tunstall)

/S/ PETER L. WILSON	Director	March 15, 2012
(Peter L. Wilson)

EXHIBIT INDEX

Exhibit Number	Description

10.8	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.

10.9	Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.

10.10	Form of Amended and Restated Change of Control Agreement for senior management .

21.1	List of Conceptus subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this Report).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document