Form 10-Q
period 2012-03-31
CONCEPTUS INC
filed 2012-05-10
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 31,376,822 shares of Registrant’s Common Stock issued and outstanding as of May 1, 2012.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,575	$42,237
Short-term investments	48,546	59,203
Accounts receivable, net	16,003	17,321
Inventories	4,885	4,187
Prepaids	4,566	3,206
Short-term deferred tax asset	4,737	4,735
Other current assets	3,217	3,449

Total current assets	93,529	134,338
Property and equipment, net	8,824	9,465
Intangible assets, net	22,326	23,092
Long-term investments	—	2,000
Goodwill	17,069	16,570
Long-term deferred tax asset	78,356	75,877
Other assets	2,085	2,242

Total assets	$222,189	$263,584

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,425	$10,754
Accrued compensation	7,969	8,570
Short-term notes payable, net	—	35,956
Other accrued liabilities	5,946	5,667

Total current liabilities	19,340	60,947
Deferred tax liability	807	825
Long-term notes payable, net	46,595	46,282
Other accrued liabilities	1,393	1,404

Total liabilities	68,135	109,458

Stockholders’ equity:
Common stock and additional paid-in capital	319,490	317,675
Accumulated other comprehensive loss	(2,313)	(3,264)
Accumulated deficit	(163,123)	(160,285)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	154,054	154,126

Total liabilities and stockholders’ equity	$222,189	$263,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Net sales	$29,029	$26,570
Cost of goods sold	5,178	5,201

Gross profit	23,851	21,369

Operating expenses:
Research and development	2,503	1,762
Selling, general and administrative	25,219	23,291

Total operating expenses	27,722	25,053

Operating loss	(3,871)	(3,684)
Interest income	105	174
Interest expense	(1,466)	(1,741)
Other income (expense), net	(79)	19

Total interest and other income (expense), net	(1,440)	(1,548)

Loss before benefit for income taxes	(5,311)	(5,232)
Benefit for income taxes	(2,473)	(2,304)

Net loss	$(2,838)	$(2,928)

Basic and diluted net loss per share	$(0.09)	$(0.09)

Weighted-average shares used in computing basic and diluted net loss per share	31,305	31,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,838)	$(2,928)
Other comprehensive income
Foreign currency translation adjustment, net of tax	662	1,272
Changes to unrealized gain (loss) on available-for-sale securities	289	23

Other comprehensive income	951	1,295

Comprehensive loss	$(1,887)	$(1,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(2,838)	$(2,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property plant and equipment	1,278	1,242
Amortization of debt issuance costs	179	116
Accretion of notes payable	567	1,147
Amortization of intangibles	903	813
Amortization and accretion of discount and premium on investments	266	417
Stock-based compensation expense	1,695	1,695
Changes in operating assets and liabilities:
Accounts receivable, net	1,416	4,787
Inventories	(644)	(583)
Prepaids and other assets	(1,297)	(645)
Deferred tax asset	(2,479)	(2,724)
Accounts payable	(4,958)	(1,077)
Accrued compensation	(633)	(1,012)
Deferred tax liability	(42)	(44)
Other accrued and long term liabilities	192	2,475

Net cash provided by (used in) operating activities	(6,395)	3,679

Cash flows from investing activities
Sales of investments	6,061	2,059
Maturities of investments	18,729	25,290
Purchase of investments	(11,988)	(33,690)
Purchase of property and equipment	(1,074)	(2,617)

Net cash provided by (used in) investing activities	11,728	(8,958)

Cash flows from financing activities
Repayment of note payable	(36,210)	—
Proceeds from issuance of common stock	118	101

Net cash provided by (used in) provided by financing activities	(36,092)	101

Effect of exchange rate changes on cash and cash equivalents	97	139
Net decrease in cash and cash equivalents	(30,662)	(5,039)
Cash and cash equivalents at beginning of the period	42,237	18,383

Cash and cash equivalents at end of the period	$11,575	$13,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

We develop, manufacture and market the Essure® permanent birth control system, an innovative and proprietary medical device for women. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration, or FDA, approval for Essure in November 2002. Approximately 625,000 women worldwide have undergone the procedure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 may not necessarily be indicative of the operating results for the full 2012 fiscal year or any other future interim periods.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 was effective for us on January 1, 2012. The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the revised standard on January 1, 2012. The adoption of this update is not expected to have a material impact and we will evaluate this guidance when we evaluate impairment during the fourth quarter of 2012 or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosure of gross and net information about instruments and transactions that are eligible for offset in the statement of financial position or that are subject to an enforceable master netting arrangement or similar agreement, such as derivatives, sale and repurchase agreements and securities borrowing and lending arrangements. ASU-2011-11 is effective for annual reporting periods and interim periods within those years, beginning on or after January 1, 2013, with retrospective application for all comparative periods presented. We do not anticipate that this pronouncement will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

Effective January 1, 2012, we retrospectively adopted ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. We elected to present the two-statement option. The adoption of this guidance resulted only in a change in how we present other comprehensive income in our condensed consolidated financial statements and did not have an impact on our results of operations, financial position, or cash flows.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The primary estimates underlying our financial statements include the allowance for doubtful accounts receivable, product warranty, the fair value of our investment portfolio, assumptions regarding variables used in calculating the fair value of our equity awards, impairment of goodwill, intangibles and other long-lived assets, income taxes and contingent liabilities. Actual results could differ from those estimates.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Conceptus, Inc. (the “Company”, “we” or “us”) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Functional Currency

In January 2008, we acquired Conceptus SAS (“SAS”), which sells to customers throughout Europe. In December 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary. In October 2011, we purchased certain assets of Sigma Medical and established Conceptus B.V. (“BV”), as our subsidiary in the Netherlands. Sales by CML are denominated in British Pounds; SAS and BV are denominated in Euros. In preparing our consolidated financial statements, we are required to translate the financial statements of SAS, BV and CML from the currency in which they keep their accounting records into U.S. Dollars. SAS, BV and CML all maintain their accounting records in the functional currency which is also their local currency. The functional currency of CML is the British Pound and the functional currency of SAS and BV is the Euro. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of SAS, BV and CML has been determined to be their local currency, any gain or loss associated with the translation of SAS’s, BV’s and CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive (income) loss. If in the future we determine that there has been a change in the functional currency of SAS, BV or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill

We account for goodwill and other intangibles not subject to amortization in accordance with ASC 350. Intangibles—Goodwill and Other. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2012 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. At March 31, 2012, no indicators of impairment were identified that will reduce the fair value of goodwill.

Impairment of Long-Lived Assets (excluding goodwill)

We account for any impairment of our long-lived tangible assets and definite-lived intangible assets in accordance with ASC 360, Property, Plant and Equipment. Our long-lived assets, excluding goodwill, consist primarily of our property and equipment. We evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances may include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows, among others.

Intangible assets are amortized over their estimated useful lives. Other intangible assets include patents, customer relationships, re-acquired rights, license agreements and non-compete agreements.

3.	Investments

As of March 31, 2012, we had short-term investments of $48.5 million recorded at fair value. Our investments consist of corporate bonds, commercial paper, U.S. treasury bills, U.S. government bonds, and time deposits. We will sell investments as needed to meet the cash flow needs of our business. Accordingly, our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date.

The following table summarizes our amortized cost, unrealized gains and losses and the fair value of our available-for-sales investments as of March 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments:
Corporate bonds	$22,552	$19	$(27)	$22,544
Commercial paper	13,993	—	—	13,993
U.S. treasury bills	7,997	—	—	7,997
U.S. government bonds	2,045	—	—	2,045
Time deposits	2,010	—	(43)	1,967

Total	$48,597	$19	$(70)	$48,546

Reported as:
Short-term investments	$48,597	$19	$(70)	$48,546

Total	$48,597	$19	$(70)	$48,546

The following table summarizes our amortized cost, unrealized gains and losses and the fair value of our available-for-sales investments as of December 31, 2011 (in thousands):

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

We had investments that were in an unrealized loss position as of March 31, 2012. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of March 31, 2012, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2012.

As of March 31, 2012 the weighted average number of days to maturity for our available-for-sale securities was 126 days, with the longest maturity date occurring in February 2013.

The following table presents our available-for-sale investments that are in an unrealized loss position as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Less than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$13,412	$(27)	$13,412	$(27)
Time deposits	1,968	(43)	$1,968	$(43)

	$15,380	$(70)	$15,380	$(70)

	As of December 31, 2011
	Less than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate bonds	$27,216	$(266)	$27,216	$(266)
Time deposits	3,360	(154)	3,360	(154)
U.S. government bonds	2,046	(1)	2,046	(1)

	$32,622	$(421)	$32,622	$(421)

4.	Fair Value Measurements

We value our financial assets and liabilities using the methods of fair value as described in ASC 820 Fair Value Measurement and Disclosure (“ASC 820”). As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Fair Value of Assets

Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include corporate bonds, U.S. treasury bills, U.S. government bonds, time deposits and money market funds. Such instruments are classified within Level 1 of the fair value hierarchy as of March 31, 2012.

We hold available-for-sale short-term commercial paper with highly rated financial institutions. There is no active market for such commercial paper; it is traded directly from the issuer or on an over-the-counter market. We value our commercial paper using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2.

Assets measured at fair value on a recurring basis at March 31, 2012 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	March 31 2012	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Money market funds	$2,926	$2,926	$—	$—
Commercial paper	2,000	—	2,000	—
Available-for-sale investments:
Corporate bonds	22,544	22,544	—	—
Commercial paper	13,993	—	13,993	—
U.S. treasury bills	7,997	7,997	—	—
U.S. government bonds	2,045	2,045	—	—
Time deposits	1,967	1,967	—	—

Total	$53,472	$37,479	$15,993	$—

Assets measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Data
	December 31 2011	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Money market funds	$20,453	$20,453	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investments:
Corporate bonds	31,284	31,284	—	—
Commercial paper	9,996	—	9,996	—
U.S. government bonds	8,563	8,563	—	—
U.S. treasury bills	8,000	8,000	—	—
Time deposits	3,360	3,360	—	—
Foreign currency forward contract	125	—	125	—

Total	$89,781	$71,660	$18,121	$—

Fair value of Liabilities

Periodically, we enter into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of March 31, 2012, we had foreign currency forward contracts to sell 8.4 million Euros in exchange for $11.0 million with maturity dates from April 2012 through June 2012. As of March 31, 2012, these forward contracts are recorded at their fair value of $0.3 million in other current liabilities on our condensed consolidated balance sheet. We have outstanding short-term intercompany receivables of $11.1 million as of March 31, 2012. We expect changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current liabilities on our condensed consolidated balance sheet as of March 31, 2012.

The fair values of the 2031 Notes were estimated using the (i) terms of the 2031 Notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); and (vi) precedent sale transactions. The 2031 Notes are classified within Level 2 of the hierarchy of fair value measurements.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes	$—	$—	$35,956	$36,101
2031 Notes	46,595	54,784	46,282	50,370

	$46,595	$54,784	$82,238	$86,472

The holders of our 5.00% Convertible Senior Notes due 2031 (the “2031 Notes”) may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest. The carrying value of the 2031 Notes are classified as long-term liabilities as of March 31, 2012. See Note 9 – Convertible Senior Notes.

5.	Goodwill and Intangible Assets

We recorded goodwill in connection with the acquisition of the outstanding shares of SAS in January 2008 and the purchase of certain assets of Sigma Medical in October 2011.

The changes in carrying amount of goodwill for the three months ended March 31, 2012 is as follows (in thousands):

Three Months Ended March 31, 2012
Goodwill, beginning of period	$16,570
Effect of currency translation	499

Goodwill, end of period	$17,069

Intangible assets are amortized over straight-line periods ranging from 3 to 9 years.

The following table provides additional information concerning intangible assets (in thousands):

		March 31, 2012				December 31, 2011
(in thousands)	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value	Net book value
Patents and Licenses	6.5	$25,750	$(8,035)	$—	$17,715	$18,397
Customer relationships	6.3	6,763	(2,334)	(383)	4,046	4,097
Re-acquired rights	2.8	669	(101)	(3)	565	598

Total intangibles		$33,182	$(10,470)	$(386)	$22,326	$23,092

6.	Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$11	$15
Work-in-progress	1,034	477
Finished goods	3,840	3,695

Total	$4,885	$4,187

7.	Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in warranty liability for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Balance at the beginning of the period	$183	$333
Accruals for warranties issued during the period	72	105
Settlements made in kind during the period	(92)	(105)

Balance at the end of the period	$163	$333

8.	Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, stock awards, non-employee stock options, stock appreciation rights and the Employee Stock Purchase Plan (“ESPP”) included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of goods sold	$28	$24
Research and development	143	85
Selling, general and administrative	1,525	1,586

Total stock-based compensation expense	$1,696	$1,695

Approximately $1.1 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively, of stock based compensation expense under ASC 718, Compensation – Stock Compensation (“ASC 718”) relates to employee stock options, employee stock purchase plan and stock appreciation rights. In addition, approximately $0.6 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, of stock based compensation expense relates to employee restricted stock units. Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was approximately $13,000 and $27,000 for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012 and 2011, we calculated the fair value of each stock appreciation right on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Expected term (in years)	4.05	4.50
Average risk-free interest rate	0.66%	1.88%
Average volatility factor	50.7%	53.4%
Dividend yield	—	—

Stock Options and Stock Appreciation Rights: During the three months ended March 31, 2012, we granted stock appreciation rights for 339,500 shares of common stock, with an estimated total grant date fair value of approximately $1.9 million and a grant date weighted-average fair value of $5.59 per share. During the three months ended March 31, 2011, we granted stock appreciation rights for 453,000 shares of common stock, with an estimated total grant date fair value of approximately $2.8 million and a grant date weighted-average fair value of $6.11 per share.

Restricted Stock Units: We record stock-based compensation expense for restricted stock units using the fair market value of our common stock on the grant date. Compensation expense is recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended March 31, 2012, we granted 99,500 restricted stock units, with a grant-date fair value of approximately $1.4 million and a grant-date weighted-average fair value of $13.65. During the three months ended March 31, 2011, we granted 130,700 restricted stock units, with a grant-date fair value of approximately $1.7 million and a grant-date weighted-average fair value of $13.10.

9.	Convertible Senior Notes

2027 Notes

In February 2007, we issued and sold an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027 (“2027 Notes”). The 2027 Notes bore a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year.

In December 2011, we exchanged $50.0 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2031 (“2031 Notes”) in exchange for $50.0 million aggregate principal amount of our existing 2027 Notes. As a result of the exchange, $36.2 million principal amount of the 2027 Notes remained outstanding as of December 31, 2011. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes at a redemption price of 100% of par plus accrued and unpaid interest. As of March 31, 2012, there were no 2027 Notes outstanding.

2031 Notes

We account for our 2031 Notes in accordance with ASC 470-20. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instrument. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

In December 2011, we issued $50.0 million aggregate principal amount of 2031 Notes in connection with the debt exchange described above. The 2031 Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2031 Notes, equal in right of payment to any of our unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

We incurred approximately $2.1 million in issuance costs in connection with the issuance of 2031 Notes. Of this, $1.9 million are included in other assets in the consolidated balance sheet as of December 31, 2011 and are being amortized over the period of three years (earliest conversion date) of the 2031 Notes.

We have allocated the principal balance of the 2031 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, we discounted the value of the 2031 Notes at a rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting debt discount of $3.8 million for the 2031 Notes will be accreted to interest expense over the period of three years (earliest conversion date) of the 2031 Notes. The fair value of the common stock conversion feature is recorded as a component of stockholders’ equity. The 2031 Notes are classified as long-term liabilities as of March 31, 2012.

For the fair value related to these Notes, see Note 4 – Fair Value Measurement.

Interest expense associated with the 2027 Notes and 2031 Notes consisted of the following (in thousands):

	Three months ended March 31,
	2012	2011
Contractual coupon rate of interest	$720	$478
Accretion of notes payable—2031 Notes	313	—
Accretion of notes payable—2027 Notes	254	1,147
Amortization of debt issuance costs—2031 Notes	155	—
Amortization of debt issuance costs—2027 Notes	24	116

Interest expense—convertible senior notes	$1,466	$1,741

Amounts comprising the carrying amounts of the 2027 Notes and the 2031 Notes are as follows (in thousands):

	2031 Notes	2027 Notes
Carrying Amount December 31, 2011	$46,282	$35,956
Accretion on notes payable	313	254
Repayment of 2027 Note	—	(36,210)

Carrying Amount March 31, 2012	$46,595	$—

10.	Income Taxes

For the three months ended March 31, 2012 we recorded approximately $2.5 million of income tax benefit. For the three months ended March 31, 2011 we recorded approximately $2.3 million of income tax benefit. Our effective tax rate for the three months ended March 31, 2012 and March 31, 2011 was 47% and 44%, respectively.

The change in the effective tax rate in the current period versus the prior period is primarily a result of the recognition of the Federal research and development credit that occurred in the three months ended March 31, 2011. The Federal research and development credit has not been extended to 2012, as such we were unable to record a benefit for the three months ended March 31, 2012. Our effective tax rate for the three months ended March 31, 2012 and 2011 differs from the federal statutory tax rate as a result of permanent book-tax differences including stock compensation, state taxes, and earnings taxed in foreign jurisdictions.

As of December 31, 2011, we did not have any valuation allowance on our U.S. federal deferred tax assets and had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. Federal and State tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2012, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination. The tax returns for our United Kingdom and the Netherland subsidiaries from inception through the current period are open to examination.

The amount of unrecognized tax benefits at March 31, 2012 was approximately $3.5 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We estimate that approximately $0.5 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

11.	Computation of Net Loss Per Share

Basic net loss per share excludes any potential dilutive effects of options, unvested restricted stock units, shares underlying convertible notes and common stock shares subject to repurchase. Diluted net loss per share includes the impact of potentially dilutive securities. In net loss periods presented, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number common shares outstanding used in computing basic and diluted net loss per common share (in thousands):

	Three months ended March 31,
	2012	2011
Numerator:
Numerator for diluted earning per share— Loss available to common stockholders	$(2,838)	$(2,928)

Denominator:
Weighted-average number of common shares outstanding	31,305	31,144

Weighted-average number common shares outstanding used in computing basic and diluted net loss per common share	31,305	31,144

The following outstanding options, employee stock purchase plan shares, warrants, stock appreciation rights, restricted stock units and shares underlying convertible notes were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive (in thousands):

	At March 31,
	2012	2011
Outstanding options and stock appreciation rights	4,055	5,544
Restricted stock units	555	337
Warrants issued in connection with our convertible senior notes	3,093	3,093

Total	7,703	8,974

In February 2007, we issued an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027. In December 2011, we exchanged $50.0 million aggregate principal amount of our 5.00% 2031 Notes in exchange for $50.0 million aggregate principal amount of our existing 2027 Notes. As a result of the exchange, $36.2 million principal amount of the 2027 Notes remained outstanding as of December 31, 2011. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes at a redemption price of 100% of par plus accrued and unpaid interest. As of March 31, 2012, there were no 2027 Notes outstanding. The warrants associated with the 2027 Notes remain outstanding and are not included in the calculation of net loss per share because their effect is anti-dilutive. In addition, our 2031 Notes were excluded from the diluted net loss per share calculation because the conversion price was greater than the average market price of our stock during the period. See Note 9 – Convertible Senior Notes.

12.	Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011
Net sales (in thousands)	$29,029	$26,570
United States of America	75%	71%
France	16%	19%
Rest of Europe	8%	9%
Other	1%	1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2012 and 2011. No customer accounted for more than 10% of total gross accounts receivable at March 31, 2012 and December 31, 2011.

13.	Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. At March 31, 2012 we had no material outstanding contingent liabilities.

14.	Subsequent Events

On April 30, 2012, we entered into a License and Settlement Agreement (the “Agreement”) with Hologic, Inc. (“Hologic”). Under the Agreement’s terms:

•

Hologic has agreed to cease, directly or indirectly, making, having made, offering for sale, selling having sold, using, licensing, importing, promoting, distributing and otherwise disposing of its Adiana system from the worldwide permanent birth control market by May 18, 2012.

•

We have relieved Hologic of the $18.8 million payment for monetary damages awarded to the Company as part of the October 17, 2011 jury verdict in its U.S. District Court (Northern District of California) case against Hologic in which the jury found that the Adiana system infringed two claims of the Company’s U.S. Patent Number 6, 634,361 related to the our Essure procedure.

•

We have agreed with Hologic to withdraw our respective appeals: In February 2012, we had filed an appeal to overturn the U.S. District Court’s January 2012 ruling denying its motion for permanent injunction against the sale of the Adiana system; Hologic had filed an appeal of the jury’s finding of patent validity and infringement.

•	Hologic also agreed to withdraw its False Patent Marking claims filed in 2009 in the United States District Court for Massachusetts.

•

We have agreed with Hologic to file with the United States District Court for Northern California appropriate motions seeking a consent judgment to the voluntary injunction of Hologic’s sale of the Adiana product on or before May 30, 2012.

•	We obtained a non-exclusive royalty-bearing license to the technology related to Hologic’s Adiana system, limited to use in the field of permanent birth control.

•

Subject to the counterparty’s compliance with the terms and conditions of the Agreement, each party has mutually released the other from any and all claims that have been or could have been brought by such party against the counterparty.

Our remedy for any breach by Hologic of the obligations described in the first bullet point above for prior damages accruing through June 30, 2011 shall be liquidated damages in the amount of $18.8 million. In the event that Hologic breaches such obligations, we shall be entitled to seek relief for any damages accruing subsequent to July 1, 2011.

The preceding description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which we have filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to 2012 net sales and gross margins, increased product adoption, product improvements, expanded sales force and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our product; dependence on obtaining and maintaining reimbursement; effectiveness and safety of our product over the long-term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls; litigation risks and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012 and those included elsewhere in this Form 10-Q.

Overview

We design, develop, market and promote innovative solutions in women’s healthcare. Our flagship product is the proprietary Essure® permanent birth control procedure, which is the most effective non-surgical permanent birth control available, based on a comparison of four-year clinical trial data. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure procedure as determined in our clinical study is 99.8% after four years of follow-up. We obtained approval to market the Essure procedure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure procedure in November 2002. Approximately 625,000 women worldwide have undergone the Essure procedure.

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

The Essure procedure has been in the market for a decade. At this milestone, we now have 10 years of post-market surveillance data that explores the product’s commercial use by more than 625,000 women worldwide. The results track closely with our clinical trial data and support Essure as a safe, established and highly effective procedure in the commercial setting. We anticipate that the next update to our IFU will include the 10-year commercial data plus our full 5-year clinical results.

Reimbursement of the Essure Procedure

Market acceptance of the Essure procedure depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of March 31, 2012, we have received positive coverage decisions for the Essure procedure from most private insurers and from all of the 51 Medicaid programs and favorable Medicaid office reimbursement (defined as $1,700 or more) in 34 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure procedure by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

During 2009, we received a positive review from the National Institute for Health and Clinical Excellence in the United Kingdom recognizing the efficacy and safety of the Essure procedure. In addition we have been working closely with Department of Health (“DOH”) to appropriately fund the adoption of hysteroscopic sterilization. Through these efforts the DOH has selected the Essure procedure as one of the innovative technologies that qualifies for the “Payment by Results” program. This represents a significant increase in reimbursement for the Essure procedure/ hysteroscopic sterilization, raising the rate from approximately £274 per procedure in 2011 to a new reimbursement rate of £1,137. This new reimbursement rate has taken effect on April, 1 2012.

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

Based on third party data and our estimates of the incidence of sterilization procedures, we believe there were approximately 625,000 tubal ligations and hysteroscopic sterilization procedures performed in the United States in 2011. According to the same source, among the women in the United States who chose female sterilization in 2011, approximately 89% were between the ages of 30 and 44.

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

Results of Operations—Three Months Ended March 31, 2012 and 2011

(in thousands, except percentages)

	Three Months Ended March 31,
	2012		2011		2012- 2011 % Change
	Amount	% (a)	Amount	% (a)
Net sales	$29,029	100%	$26,570	100%	9%
Gross profit	23,851	82%	21,369	80%	12%
Research and development expenses	2,503	9%	1,762	7%	42%
Selling, general and administrative expenses	25,219	87%	23,291	88%	8%
Total interest and other income (expense), net	(1,440)	5%	(1,548)	6%	-7%
Net loss	(2,838)	10%	(2,928)	11%	-3%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $29.0 million for the three months ended March 31, 2012 as compared to $26.6 million for the three months ended March 31, 2011, representing an increase of approximately $2.4 million or 9%. Domestic sales comprised 75% of our total sales in the three months ended March 31, 2012 and 71% of our total sales in the three months ended March 31, 2011. Revenue from domestic sales increased 15% in the three months ended March 31, 2012 as compared to domestic sales during the three months ended March 31, 2011. The increase is attributable to increased procedure volume in-line with a recovery in the number of OB/GYN physician office visits during the first quarter of 2012.

International sales comprised 25% of our total sales in the three months ended March 31, 2012 and 29% of our total sales in three months ended March 31, 2011. The decrease was due to lower volume of sales to our distributor in Spain, negative currency impact, partially offset by higher international average selling prices related to higher direct sales and lower distributor sales in other regions.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011
Net sales (in thousands)	$29,029	$26,570
United States of America	75%	71%
France	16%	19%
Rest of Europe	8%	9%
Other	1%	1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2012 and 2011. No customer accounted for more than 10% of total gross accounts receivable at March 31, 2012 and December 31, 2011.

Gross Profit

Cost of goods sold for the three months ended March 31, 2012 and 2011 was $5.2 million, respectively. Gross margin for the three months ended March 31, 2012 was 82% which represents an increase from 80% gross margin for the three months ended March 31, 2011. The gross margin increase was primarily due to manufacturing cost improvements as well as an increase in international average selling prices.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology.

Research and development expenses were $2.5 million in the three months ended March 31, 2012 as compared to $1.8 million in the three months ended March 31, 2011, which represents an increase of $0.7 million or 42%. The increase was the result of approximately $0.4 million in payroll and stock compensation expense related to the expansion of our research and development team and approximately $0.3 million related to clinical trials. As a percentage of revenues, research and development expenses for the three months ended March 31, 2012 was 9% as compared to 7% for the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended March 31, 2012 were $25.2 million as compared to $23.3 million for the three months ended March 31, 2011, which represents an increase of $1.9 million or 8%. The increase was due primarily to $1.9 million of expense associated with our direct to consumer marketing campaign, and $0.6 million of one-time severance costs associated with a reduction in workforce in our U.S. field sales organization. Additionally, in the three months ended March 31, 2012, depreciation and amortization expense increased by $0.2 million as compared to the three months ended March 31, 2011. These increases were offset by a decrease of $0.8 million in travel related expenses over the same period. As a percentage of revenues, selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 represented 87% and 88%, respectively.

Operating Loss

Operating loss for the three months ended March 31, 2012 was $3.9 million as compared to $3.7 million for the three months ended March 31, 2011, which represents an increased operating loss of $0.2 million. This increase is primarily due to increased operating expenses for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Total Interest and Other Income (Expense), net

Total interest and other income (expense), net for the three months ended March 31, 2012 was $1.4 million and $1.5 million for the three months ended March 31, 2011. The decrease was primarily due to lower interest expense associated with the redemption of the 2027 Notes in February 2012. See Note 9 – Convertible Senior Notes in the Notes to Condensed Consolidated Financial Statements.

Benefit for Income Taxes

For the three months ended March 31, 2012 we recorded approximately $2.5 million of income tax benefit. For the three months ended March 31, 2011 we recorded approximately $2.3 million of income tax benefit. Our effective tax rate for the three months ended March 31, 2012 and March 31, 2011 was 47% and 44%, respectively.

The change in the effective tax rate in the current period versus the prior period is primarily a result of the recognition of the Federal research and development credit that occurred in the three months ended March 31, 2011. The Federal research and development credit has not been extended to 2012, as such we were unable to record a benefit for the three months ended March 31, 2012. Our effective tax rate for the three months ended March 31, 2012 and 2011 differs from the federal statutory tax rate as a result of permanent book-tax differences including stock compensation, state taxes, and earnings taxed in foreign jurisdictions.

As of December 31, 2011, we did not have any valuation allowance on our U.S. federal deferred tax assets and had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. Federal and State tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2012, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination. The tax returns for our United Kingdom and the Netherland subsidiaries from inception through the current period are open to examination.

The amount of unrecognized tax benefits at March 31, 2012 was approximately $3.5 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We estimate that approximately $0.5 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of March 31, 2012, had an accumulated deficit of $163.1 million. There is a risk we may not return to profitability as we experienced a net loss in 2011 and a net loss for the three months ended March 31, 2012. We continue to expend substantial resources in the research and development, selling and marketing of the Essure procedure worldwide. We will remain in an accumulated deficit position unless sufficient net sales can be generated to offset expenses.

During the three months ended March 31, 2012, we invested $12.0 million in time deposits, U.S. treasury bills, U.S. government bonds, commercial paper and corporate bonds. We will sell investments as needed to meet the cash flow needs of our business. Accordingly, our investments in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of March 31, 2012, we had $48.5 million classified as short-term investments. See Note 3 – Investments in the Notes to Condensed Consolidated Financial Statements.

We believe that we have sufficient resources to meet our cash requirements and current liabilities for the next twelve months. However, the successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and research and development activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

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

As of March 31, 2012, we had cash and cash equivalents of $11.6 million, compared to $42.2 million at December 31, 2011. The decrease of approximately $30.6 million of cash and cash equivalents is due to cash used in redemption of the 2027 Notes in February 2012. Additionally, we had short-term investments of $48.5 million as of March 31, 2012, compared to $61.2 million of short-term and long-term investments at December 31, 2011.

Sources and Uses of Cash

Our cash flows for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three months ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(6,395)	$3,679
Net cash provided by (used in) investing activities	11,728	(8,958)
Net cash provided by (used in) provided by financing activities	(36,092)	101
Effect of exchange rate changes on cash and cash equivalents	97	139

Net decrease in cash and cash equivalents	$(30,662)	$(5,039)

Operating Activities

Net cash used in operating activities in the three months March 31, 2012 was $6.4 million, as compared to $3.7 million provided by, in the three months March 31, 2011. Net cash used in the operating activities in the three months March 31, 2012 was primarily related to:

•	Net loss of $2.8 million;

•

Non-cash related items of $4.9 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, amortization of debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Decrease in accounts receivable of $1.4 million as a result of increase in cash collections;

•	Increase in inventories of $0.6 million;

•	Increase in prepaid assets of $1.3 million primarily due to timing;

•	Increase in deferred tax assets of $2.5 million primarily due to tax provision activity related to the year to date book loss which is expected to offset taxable income in future quarters;

•	Decrease in accounts payable of $5.0 million primarily related to timing of payments;

•	Decrease in accrued compensation of $0.7 million primarily due to the payment of prior year incentive plans and prior year commission payments ; and

•	Increase in other accrued and long-term liabilities of $0.2 million due primarily to the increase in accrued expenses due to timing of accrued expenses, offset by a decrease in deferred revenue.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $11.7 million, primarily due to sales and maturities of short-term and long-term investments of $24.8 million. These were offset by additional purchases of short-term investments of $12.0 million, and capital expenditures of $1.1 million primarily related to purchases of additional hysteroscopy and training equipment.

Net cash used in investing activities for the three months ended March 31, 2011 was $9.0 million, primarily due to investments purchases of $33.7 million and capital expenditures primarily related to purchases of additional hysteroscopy and training equipment of $2.6 million. These were offset by sales of investments for $27.3 million during the three months ended March 31, 2011.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was $36.1 million, primarily from the $36.2 million used to redeem the 2027 Notes February 2012 offset by $0.1 million provided by issuance of common stock from our stock programs.

Net cash provided by financing activities in the three months ended March 31, 2011 was $0.1 million primarily from the issuance of common stock from our stock programs.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Management believes that there have been no material changes during the three months ended March 31, 2012 to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk: We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of March 31, 2012 we had short-term available-for-sale investments of $48.5 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of March 31, 2012. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the year ended March 31, 2012. As of March 31, 2012, a hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our available-for-sale investments. See Note 3 – Investments in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk: A portion of our net sales are denominated in the Euro and the British Pound. To date the foreign currency exchange risk related to British Pounds has been minimal due to the size of Conceptus Medical Limited.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive income (loss). We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, we enter into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of March 31, 2012, we had foreign currency forward contracts to sell 8.4 million Euros in exchange for $11.0 million with maturity dates from April 2012 through June 2012. As of March 31, 2012 these forward contracts were recorded at their fair value of $0.3 million in other current liabilities on our consolidated balance sheet. We had outstanding short-term intercompany receivables of $11.1 million as of March 31, 2012. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2012, a potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. Dollar/Euro would be approximately $1.1 million.

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

As of March 31, 2012, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure product do not cover the Essure product. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. The court heard our argument for our Motion to Dismiss on May 9, 2011 but has not yet ruled on the Motion. After the argument, we filed a Motion to Stay the litigation until the later of a ruling on the Motion to Dismiss and the trial in the infringement action described above. The Court granted that motion in orders entered July 5 and July 7, 2011, and administratively closed the case.

On April 29, 2012, we entered into a license and settlement agreement with Hologic in which we and Hologic each agreed to withdraw our respective appeals, and to file joint motions with the U.S. District Court for Northern California seeking a consent judgment to the voluntary injunction of Hologic’s sale of the Adiana product. In addition, Hologic agreed to a worldwide permanent injunction against the manufacture, sale and distribution of the Adiana product and we agreed to forgo the $18.8 million jury award. Hologic has also granted us a license to Hologic’s intellectual property related to the Adiana product. Hologic also agreed to voluntarily dismiss its claims against us in Hologic’s false patent marking case in the U.S. District Court for Massachusetts. Such case was dismissed on May 2, 2012.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2011 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012 should be considered while evaluating Conceptus and our business. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors as of March 31, 2012 should be considered carefully while evaluating the Company and our business.

Current worldwide economic uncertainty may adversely affect our business and prospects.

Market acceptance of the Essure procedure in the United States and other countries is dependent upon the medical device purchasing practices of our customers, patient demand for our products and procedures and the reimbursement of patient’s medical expenses by government healthcare programs and third-party payers. The continuing uncertainty surrounding the global economy has caused and may continue to cause the purchasers of medical devices to decrease their medical device purchasing activities. Global economy issues could result in delayed payment of Essure purchases. Economic uncertainty has and may result in cost-conscious consumers making fewer elective trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third party payers around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. In particular, recently announced healthcare spending cuts in Spain may adversely impact our product sales. If the current adverse global economic conditions continue, our business and prospects may be adversely affected.

Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could adversely affect our business.

Item 6. Exhibits

Number	Description

10.1	License and Settlement Agreement effective date April 30, 2012, between Conceptus, Inc. and Hologic, Inc.

10.2	Employment Agreement, dated March 14, 2012 between Lori Ciano and Concpetus Incorporated. (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt Executive Vice President, Operations and Chief Financial Officer