Form 10-Q
period 2012-06-30
CONCEPTUS INC
filed 2012-08-09
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 31,544,652 shares of Registrant’s Common Stock issued and outstanding as of August 1, 2012.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$15,907	$42,237
Short-term investments	44,178	59,203
Accounts receivable, net	20,457	17,321
Inventories	4,638	4,187
Prepaids	4,674	3,206
Short-term deferred tax assets	5,560	4,735
Other current assets	1,130	3,449

Total current assets	96,544	134,338

Property and equipment, net	8,304	9,465
Intangible assets, net	21,168	23,092
Long-term investments	795	2,000
Goodwill	16,093	16,570
Long-term deferred tax assets	76,203	75,877
Other assets	1,936	2,242

Total assets	$221,043	$263,584

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,022	$10,754
Accrued compensation	8,375	8,570
Short-term notes payable, net	—	35,956
Other accrued liabilities	2,893	5,667

Total current liabilities	16,290	60,947
Commitments and contingencies (Note 14)

Deferred tax liabilities	721	825
Long-term notes payable, net	46,901	46,282
Other accrued liabilities	1,295	1,404

Total liabilities	65,207	109,458

Stockholders’ equity:
Common stock and additional paid-in capital	322,455	317,675
Accumulated other comprehensive loss	(3,557)	(3,264)
Accumulated deficit	(163,062)	(160,285)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	155,836	154,126

Total liabilities and stockholders’ equity	$221,043	$263,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Net sales	$35,497	$33,805	$64,526	$60,375
Cost of goods sold	6,389	6,114	11,567	11,315

Gross profit	29,108	27,691	52,959	49,060

Operating expenses:
Research and development	2,185	1,669	4,688	3,430
Selling, general and administrative	24,249	24,107	49,468	47,399

Total operating expenses	26,434	25,776	54,156	50,829

Operating income (loss)	2,674	1,915	(1,197)	(1,769)

Interest income	89	176	194	350
Interest expense	(1,090)	(1,767)	(2,556)	(3,508)
Other income (expense), net	(73)	(35)	(152)	(15)

Total interest and other income (expense), net	(1,074)	(1,626)	(2,514)	(3,173)

Income (loss) before income taxes	1,600	289	(3,711)	(4,942)

Provision (benefit) for income taxes	1,539	(165)	(934)	(2,468)

Net income (loss)	$61	$454	$(2,777)	$(2,474)

Basic income (loss) per share:
Net income (loss)	$0.00	$0.01	$(0.09)	$(0.08)
Shares used in per share amounts	31,425	31,190	31,365	31,167

Diluted income (loss) per share:
Net income (loss)	$0.00	$0.01	$(0.09)	$(0.08)
Shares used in per share amounts	32,355	31,487	31,365	31,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Net income (loss)	$61	$454	$(2,777)	$(2,474)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(1,240)	311	(580)	1,582
Changes to unrealized gain (loss) on available-for-sale securities	(3)	(33)	287	(9)

Other comprehensive income (loss)	(1,243)	278	(293)	1,573

Comprehensive income (loss)	$(1,182)	$732	$(3,070)	$(901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,

	2012	2011
Cash flows from operating activities
Net loss	$(2,777)	$(2,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,626	2,631
Amortization of debt issuance costs	341	232
Accretion of notes payable	873	2,310
Amortization of intangibles	1,802	1,632
Amortization and accretion of discount and premium on investments	475	850
Stock-based compensation expense	3,385	3,422
Loss on disposal of property and equipment	—	125
Changes in operating assets and liabilities:
Accounts receivable, net	(3,331)	1,299
Inventories	(641)	(552)
Prepaids and other assets	605	1,397
Deferred tax asset	(1,154)	(2,883)
Accounts payable	(4,815)	(1,577)
Accrued compensation	(171)	638
Deferred tax liability	(82)	(90)
Other accrued and long term liabilities	(2,869)	1,601

Net cash provided by (used in) operating activities	(5,733)	8,561

Cash flows from investing activities
Sales of investments	6,062	2,059
Maturities of investments	39,214	59,786
Purchase of investments	(29,143)	(60,278)
Purchase of property and equipment	(1,845)	(3,305)

Net cash provided by (used in) investing activities	14,288	(1,738)

Cash flows from financing activities
Repayment of note payable	(36,210)	—
Proceeds from stock options and awards exercises	1,395	433

Net cash provided by (used in) provided by financing activities	(34,815)	433

Effect of exchange rate changes on cash and cash equivalents	(70)	189

Net increase (decrease) in cash and cash equivalents	(26,330)	7,445
Cash and cash equivalents at beginning of the period	42,237	18,383

Cash and cash equivalents at end of the period	$15,907	$25,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Conceptus Inc., together with its wholly owned subsidiaries (“we”, “our”, “us”, or the “Company”), is a medical device company that designs, develops and markets the Essure® permanent birth control system. The Essure system delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. We obtained approval to market Essure in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for Essure in November 2002.

2.	Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 may not necessarily be indicative of the operating results for the full 2012 fiscal year or any other future interim periods.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing amount long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012, with early adoption permitted. We do not believe this pronouncement will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires disclosure of gross and net information about instruments and transactions that are eligible for offset in the statement of financial position or that are subject to an enforceable master netting arrangement or similar agreement, such as derivatives, sale and repurchase agreements and securities borrowing and lending arrangements. ASU-2011-11 is effective for annual reporting periods and interim periods within those years, beginning on or after January 1, 2013, with retrospective application for all comparative periods presented. We do not anticipate that this pronouncement will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

3.	Summary of Significant Accounting Policies

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

Functional Currency

In January 2008, we acquired Conceptus SAS (“SAS”), which sells to customers throughout Europe. In December 2008, we incorporated Conceptus Medical Limited (“CML”) as our United Kingdom subsidiary. In October 2011, we purchased certain assets of Sigma Medical and incorporated Conceptus B.V. (“BV”) as our subsidiary in the Netherlands. Sales by CML are denominated in British Pounds; SAS and BV sales are denominated in Euros. In preparing our consolidated financial statements, we are required to translate the financial statements of SAS, BV and CML from the currency in which they keep their accounting records into U.S. Dollars. SAS, BV and CML all maintain their accounting records in the functional currency which is also their local currency. The functional currency of CML is the British Pound and the functional currency of SAS and BV is the Euro. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since the functional currency of SAS, BV and CML has been determined to be their local currency, any gain or loss associated with the translation of SAS’s, BV’s and CML’s financial statements into U.S. Dollars is included as a component of stockholders’ equity, in accumulated other comprehensive (income) loss. If in the future we determine that there has been a change in the functional currency of SAS, BV or CML from its local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Goodwill

We account for goodwill and other intangibles not subject to amortization in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We will perform an annual assessment during the fourth quarter of 2012 of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. At June 30, 2012, no indicators of impairment were identified that will reduce the fair value of goodwill.

Impairment of Long-Lived Assets (excluding goodwill)

We account for any impairment of our long-lived tangible assets and definite-lived intangible assets in accordance with ASC 360, Property, Plant and Equipment. Our long-lived assets, excluding goodwill, consist primarily of our property and equipment and intangible assets. We evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances may include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows, among others.

Intangible assets are amortized over their estimated useful lives and include patents, customer relationships, re-acquired rights, and license agreements.

4.	Investments

As of June 30, 2012, we had short-term and long-term investments of $45.0 million recorded at fair value. Our investments consist of corporate bonds, commercial paper, U.S. treasury bills, U.S. government bonds and time deposits. We will sell investments as needed to meet the cash flow needs of our business. Accordingly, our investments are classified as available-for-sale securities in accordance with ASC 320, Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments’ maturity date.

The following table summarizes our amortized cost, unrealized gains and losses and the fair value of our available-for-sales investments as of June 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments:
Corporate bonds	$20,241	$19	$(16)	$20,244
Commercial paper	15,985	—	—	15,985
U.S. treasury bills	5,992	—	—	5,992
U.S. government bonds	801	—	—	801
Time deposits	2,007	—	(56)	1,951

Total	$45,026	$19	$(72)	$44,973

Reported as:
Short-term investments	$44,227	$19	$(68)	$44,178
Long-term investments	799	—	(4)	795

Total	$45,026	$19	$(72)	$44,973

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

We had investments that were in an unrealized loss position as of June 30, 2012. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of June 30, 2012, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended June 30, 2012.

As of June 30, 2012, the weighted-average number of days to maturity for our available-for-sale securities was 139 days, with the longest maturity date occurring in December 2013.

The following table presents our available-for-sale investments that were in an unrealized loss position as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$6,437	$(11)	$5,055	$(5)	$11,492	$(16)
Time deposits	—	—	1,951	(56)	$1,951	$(56)

	$6,437	$(11)	$7,006	$(61)	$13,443	$(72)

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate bonds	$25,461	$(253)	$1,755	$(13)	$27,216	$(266)
Time deposits	1,500	(1)	1,860	(153)	3,360	(154)
U.S. government bonds	2,046	(1)	—	—	2,046	(1)

	$29,007	$(255)	$3,615	$(166)	$32,622	$(421)

5.	Fair Value Measurements

We value our financial assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurement and Disclosure. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Fair Value of Assets

Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include corporate bonds, U.S. treasury bills, U.S. government bonds, time deposits and money market funds. Such instruments are classified within Level 1 of the fair value hierarchy as of June 30, 2012.

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

Assets measured at fair value on a recurring basis at June 30, 2012 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	June 30, 2012	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Money market funds	$7,727	$7,727	$—	$—

Available-for-sale investments:
Corporate bonds	20,244	20,244	—	—
Commercial paper	15,985	—	15,985	—
U.S. treasury bills	5,992	5,992	—	—
Time deposits	1,951	1,951	—	—
U.S. government bonds	801	801	—	—
Foreign currency forward contract	117	—	117	—

Total	$52,817	$36,715	$16,102	$—

Assets measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	December 31 2011	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Money market funds	$20,453	$20,453	$—	$—
Commercial paper	8,000	—	8,000	—

Available-for-sale investments:
Corporate bonds	31,284	31,284	—	—
Commercial paper	9,996	—	9,996	—
U.S. government bonds	8,563	8,563	—	—
U.S. treasury bills	8,000	8,000	—	—
Time deposits	3,360	3,360	—	—
Foreign currency forward contract	125	—	125	—

Total	$89,781	$71,660	$18,121	$—

Periodically, we enter into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of June 30, 2012, we had foreign currency forward contracts to sell 4.8 million Euros in exchange for $6.1 million with maturity dates from July 2012 through October 2012. In addition, as of June 30, 2012, we had foreign currency forward contracts to sell 0.1 million British Pounds in exchange for $0.1 million with maturity dates in August 2012 and September 2012. We had outstanding short-term intercompany receivables of $6.7 million as of June 30, 2012. We expect changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of $0.1 million in other current assets on our condensed consolidated balance sheet as of June 30, 2012.

Fair Value of Liabilities

The fair value of the 5.00% Convertible Senior Notes due 2031 (the “2031 Notes”) were estimated using the (i) terms of the 2031 Notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); and (vi) precedent sale transactions. The 2031 Notes are classified within Level 2 of the hierarchy of fair value measurements.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes	$—	$—	$35,956	$36,101
2031 Notes	46,901	67,434	46,282	50,370

	$46,901	$67,434	$82,238	$86,472

The holders of our 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest. The carrying value of the 2031 Notes are classified as long-term liabilities as of June 30, 2012. See Note 10 – Convertible Senior Notes.

6.	Goodwill and Intangible Assets

We recorded goodwill in connection with the acquisition of the outstanding shares of SAS in January 2008 and the purchase of certain assets of Sigma Medical in October 2011.

The changes in carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

Six Months Ended June 30, 2012
Goodwill, beginning of period	$16,570
Effect of currency translation	(477)

Goodwill, end of period	$16,093

Intangible assets are amortized over straight-line periods ranging from 3 to 9 years.

The following table provides additional information concerning intangible assets ($ in thousands):

		June 30, 2012				December 31, 2011
(in thousands)	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value	Net book value
Patents and Licenses	6.3	$25,750	$(8,715)	$—	$17,035	$18,397
Customer relationships	6.0	6,763	(2,502)	(611)	3,650	4,097
Re-acquired rights	2.5	669	(153)	(33)	483	598

Total intangibles		$33,182	$(11,370)	$(644)	$21,168	$23,092

7.	Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$18	$15
Work-in-progress	1,114	477
Finished goods	3,506	3,695

Total	$4,638	$4,187

8.	Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in warranty liability for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at the beginning of the period	$183	$333
Accruals for warranties issued during the period	234	96
Settlements made in kind during the period	(229)	(209)

Balance at the end of the period	$188	$220

9.	Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, stock awards, non-employee stock options, stock appreciation rights and the Employee Stock Purchase Plan (“ESPP”) included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$29	$25	$57	$49
Research and development	151	94	294	179
Selling, general and administrative	1,509	1,608	3,034	3,194

Total stock-based compensation expense	$1,689	$1,727	$3,385	$3,422

Approximately $1.1 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $2.2 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively, of stock-based compensation expense under ASC 718, Compensation – Stock Compensation relates to employee stock options, ESPP and stock appreciation rights. In addition, approximately $0.6 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $1.2 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively, of stock-based compensation expense relates to employee restricted stock units. Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50, Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was immaterial for both the three and six month periods ended June 30, 2012 and 2011, respectively.

Stock Options and Stock Appreciation Rights: During the three and six months ended June 30, 2012, we granted stock appreciation rights for 12,500 and 352,000 shares of common stock, respectively, with an estimated total grant date fair value of approximately $0.1 million and $2.0 million, respectively, and a grant date weighted-average fair value of $7.66 and $5.66 per share, respectively. During the three and six months ended June 30, 2011, we granted stock appreciation rights for 125,000 and 578,000 shares of common stock, respectively, with an estimated total grant date fair value of approximately $0.6 million and $3.4 million, respectively, and a grant date weighted-average fair value of $4.94 and $5.86 per share, respectively.

For the three and six months ended June 30, 2012 and 2011, we calculated the fair value of each stock appreciation right on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (in years)	4.00	4.50	4.05	4.50
Average risk-free interest rate	0.60%	1.26%	0.66%	1.75%
Average volatility factor	52.0%	53.3%	50.8%	53.4%
Dividend yield	—	—	—	—

Restricted Stock Units: We record stock-based compensation expense for restricted stock units using the fair market value of our common stock on the grant date. Compensation expense is recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and six months ended June 30, 2012, we granted 56,682 and 156,182 restricted stock units, respectively, with a grant-date fair value of approximately $0.9 million and $2.3 million, respectively, and a grant-date weighted-average fair value of $16.71 and $14.76 per share, respectively. During the three and six months ended June 30, 2011, we granted 54,138 and 184,838 restricted stock units, respectively, with a grant-date fair value of approximately $0.7 million and $2.4 million, respectively, and a grant-date weighted-average fair value of $12.19 and $12.83 per share, respectively.

10.	Convertible Senior Notes

2027 Notes

In February 2007, we issued and sold an aggregate principal amount of $86.3 million of our 2.25% convertible senior notes due 2027 (“2027 Notes”). The 2027 Notes bore a 2.25% interest per annum on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year.

In December 2011, we exchanged $50.0 million aggregate principal amount of our 2027 Notes in exchange for $50.0 million aggregate principal amount of the 2031 Notes. As a result of the exchange, $36.2 million principal amount of the 2027 Notes remained outstanding as of December 31, 2011. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes at a redemption price of 100% of par plus accrued and unpaid interest.

2031 Notes

We account for our 2031 Notes in accordance with ASC 470-20, Debt – Debt with Conversions and other Options. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instrument. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

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

In addition, we may redeem the 2031 Notes, at our option, in whole or in part on or after December 20, 2014 at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed plus any accrued and unpaid interest. We may not have sufficient funds to pay the interest, redemption price or repurchase price of the 2031 Notes when the notes become payable in accordance with its terms.

We incurred approximately $2.1 million in issuance costs in connection with the issuance of 2031 Notes. Of this, $1.9 million are included in other assets in the condensed consolidated balance sheet as of June 30, 2012 and are being amortized over the period of three years of the 2031 Notes.

We have allocated the principal balance of the 2031 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, we discounted the value of the 2031 Notes at a rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting debt discount of $3.8 million for the 2031 Notes will be accreted to interest expense over the period of three years. The fair value of the common stock conversion feature is recorded as a component of stockholders’ equity. The 2031 Notes are classified as long-term liabilities as of June 30, 2012.

For the fair value related to the 2027 Notes and the 2031 Notes, see Note 5 – Fair Value Measurement.

Interest expense associated with the 2027 Notes and 2031 Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual coupon rate of interest	$621	$488	$1,342	$966
Accretion of notes payable – 2031 Notes	306	—	619	—
Accretion of notes payable – 2027 Notes	—	1,163	254	2,310
Amortization of debt issuance costs – 2031 Notes	163	—	317	—
Amortization of debt issuance costs – 2027 Notes	—	116	24	232

Interest expense – convertible senior notes	$1,090	$1,767	$2,556	$3,508

Amounts comprising the carrying amounts of the 2027 Notes and the 2031 Notes are as follows (in thousands):

	2031 Notes	2027 Notes
Carrying Amount December 31, 2011	$46,282	$35,956
Accretion on notes payable	619	254
Repayment of 2027 Notes	—	(36,210)

Carrying Amount June 30, 2012	$46,901	$—

11.	Income Taxes

For the three months ended June 30, 2012 and June 30, 2011 we recorded approximately $1.5 million in income tax expense and $0.2 million of income tax benefit. For the six months ended June 30, 2012 and June 30, 2011 we recorded approximately $0.9 million and $2.5 million, respectively, of income tax benefit. Our effective tax rate benefit for the six months ended June 30, 2012 and June 30, 2011 was 25% and 50%, respectively.

The primary driver of the increase in tax expense for the three months ended June 30, 2012 was the result of shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than stock-based compensation recorded under ASC 718. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. A windfall arises when the tax deduction is more than stock-based compensation. Windfalls are generally recorded as increases to capital in excess of par value. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes. The increase in tax expense related to shortfalls for the six month period ended June 30, 2012, has increased our estimated annual tax rate which produces a larger income tax benefit due to the year-to-date loss through June 30, 2012.

The change in the effective tax rate benefit for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, is primarily a result of the cumulative shortfalls that occurred in the six months ended June 30, 2012 and recognition of the federal research and development credit that occurred in the six months ended June 30, 2011. The federal research and development credit has not been extended to 2012. As such, we were unable to record a benefit for the six months ended June 30, 2012. Our effective tax rate for the six months ended June 30, 2012 and 2011 differs from the federal statutory tax rate as a result of permanent book-tax differences including stock compensation, state taxes, and earnings taxed in foreign jurisdictions.

As of June 30, 2012, we did not have any valuation allowance on our U.S. federal deferred tax assets and had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal and state tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of June 30, 2012, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination. The tax returns for our United Kingdom and the Netherland subsidiaries from inception through the current period are open to examination.

The amount of unrecognized tax benefits at June 30, 2012 was approximately $3.5 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We estimate that approximately $0.5 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

12.	Computation of Net Loss Per Share

Basic net loss per share excludes any potential dilutive effects of options, unvested restricted stock units, shares underlying convertible notes and common stock shares subject to repurchase. Diluted net loss per share includes the impact of potentially dilutive securities. In net loss periods presented, basic and diluted net loss per share are both computed using the weighted-average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income (loss) available to common stockholders	$61	$454	$(2,777)	$(2,474)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average number common shares outstanding used in computing basic net income (loss) per common share	31,425	31,190	31,365	31,167

Effect of dilutive securities:
Options & stock appreciation rights	725	269	—	—
Stock awards	164	28	—	—
Convertible debt	41	—	—	—

Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	32,355	31,487	31,365	31,167

The following outstanding options, warrants, stock appreciation rights, and restricted stock units were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive (in thousands):

	At June 30,
	2012	2011
Outstanding options and stock appreciation rights	3,533	5,577
Restricted stock units	572	366
Warrants issued in connection with our 2027 notes	3,093	3,093

Total	7,198	9,036

As of June 30, 2012, there were no 2027 Notes outstanding; however, the warrants associated with the call spread overlay transaction entered into in connection with the 2027 Notes remain outstanding and are not included in the calculation of net income (loss) per share because their effect would have been anti-dilutive. These warrants will expire in July through November of 2012.

13.	Segment Information

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on the shipping location of our customers, are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$35,497	$33,805	$64,526	$60,375

United States of America	74%	73%	74%	72%
France	14%	17%	15%	18%
Rest of Europe	10%	9%	9%	9%
Other	2%	1%	2%	1%

No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2012 and 2011. No customer accounted for more than 10% of total gross accounts receivable at June 30, 2012 and December 31, 2011.

14.	Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. At June 30, 2012, we had no material outstanding contingent liabilities.

15.	Legal Procedings

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

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure system do not cover the Essure system. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses.

After the argument, we filed a Motion to Stay the litigation until the later of a ruling on the Motion to Dismiss and the trial in the infringement action described above. The Court granted that motion in orders entered July 5 and July 7, 2011, and administratively closed the case.

On April 30, 2012, the parties settled all claims between them in both the false patent marking case brought by Hologic against Conceptus in United States Federal District Court for Massachusetts and the patent infringement case brought by Conceptus against Hologic in the United States District Court for the Northern District of California. In the settlement the parties agreed to a dismissal of the appeal of each party to the United States Circuit Court. In the settlement agreement, Hologic agreed to a permanent injunction against its sales of Adiana anywhere in the world, Conceptus received a non-exclusive royalty bearing license to the technology related to Hologic’s Adiana system, and Conceptus agreed not to enforce the $18.8 million in damages awarded to it by the jury at trial. The parties agreed to submit a joint motion to the United States District Court for Northern California seeking an order permanently enjoining Hologic from making, marketing or selling Adiana, and foregoing the $18.8 million damages jury award. On July 12, 2012, the Federal District Court remanded the patent infringement case to the United States District Court for the Northern District of California. On July 17, 2012, Conceptus, Inc. and Hologic, Inc. filed a joint motion for entry of a consent judgment based upon the terms of the settlement agreement between Conceptus and Hologic. On July 23, 2012 the United States District Court granted the parties’ joint motion and entered a permanent injunction against Hologic from making, having made, offering for sale, selling, licensing or otherwise disposing of the Adiana system, stayed any execution or collection of damages, post judgment interest and costs. The Company evaluated the accounting guidance under ASC 605, Revenues and ASC 450, Contingencies for the license and settlement agreement and did not record any contingent gain or an intangible asset.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to increased product adoption, product improvements, impact to our business from the Patient Protection and Affordable Care Act of 2010 (“ACA”), and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our current and next generation products; dependence on obtaining and maintaining reimbursement from domestic and foreign governments; effectiveness and safety of our product over the long term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls; litigation risks and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 and those included elsewhere in this Form 10-Q.

Overview

We are the leader in the development of innovative device-based solutions in permanent birth control. We manufacture and market our flagship product, the proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control available based on a comparison of five-year clinical trial data. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure system as determined in our clinical study is 99.83% after five years of follow-up. We obtained approval to market the Essure system in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure system in November 2002. Approximately 660,000 women worldwide have undergone the Essure procedure.

We sell the Essure system directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), in the United Kingdom through our wholly owned subsidiary Conceptus Medical Limited (“CML”), and in the Netherlands through our wholly owned subsidiary Conceptus B.V. (“BV”). In the rest of the world, we sell indirectly through a network of distributors.

We operate in one business segment. Net sales information based on segments and geographic regions is provided in Note 13 – Segment Information in the Notes to Condensed Consolidated Financial Statements.

We were incorporated in the state of Delaware on September 18, 1992. We maintain three websites located at www.conceptus.com, www.essuremd.com and www.essure.com. We make available free of charge on or through our www.conceptus.com website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material to the SEC.

The Essure System

The Essure system is designed to be placed into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive delivery system. The delivery system consists of a disposable plastic handle connected to our proprietary guidewire and catheter system. The insert is constructed of a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy called Nitinol, which is commonly used in many medical devices and permanent implants, and a layer of polyethylene terephthalate, or polyester fibers, wound between the inner coils. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and into the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the insert. When released, the insert automatically expands to the contours of the fallopian tube and anchors itself in place. During a three-month period, the polyester fibers within the insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing conception.

Currently, local anesthesia is used as the predominant method of controlling discomfort during the Essure procedure. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician. There is a three-month waiting period after the Essure procedure is completed, during which time the patient must continue to use an alternative form of birth control while tissue in-growth occurs. After three months, U.S. patients complete a confirmation test called a hysterosalpingogram, (“HSG”), which provides confirmation to the doctor and the patient of both the placement of the inserts and the occlusion of the fallopian tubes. Outside of the United States, the confirmation test entails a standard flat plate pelvic X-ray or transvaginal ultrasound conducted three months after completion of the procedure, with a subsequent HSG if proper device location has not been confirmed. In Europe, Transvaginal Ultrasound (“TVU”) or a standard flat plate pelvic X-ray test may be used to confirm proper placement of the Essure system three months following the Essure procedure.

The Essure System Benefits

With 99.83% effectiveness based on five years of follow up, the Essure system is the most effective form of permanent contraception on the market, based on a comparison of five-year clinical trial data. We developed the Essure system in response to the market need for a less invasive and more cost effective permanent birth control solution for women who are done having children. The Essure procedure is typically performed in a physician office setting without general anesthesia and women typically can return to their daily activities within one day. Tubal ligation, which is a more traditional female permanent birth control procedure, is done in a hospital or ambulatory surgery setting and entails general anesthesia and requires additional recovery time. Benefits of the Essure system compared to tubal ligation procedures and other birth control methods are highlighted below.

Benefits for the patients:

•	Proven five-year effectiveness rate of 99.83%;

•	Procedure performed in the comfort of the doctor’s office in less than 10 minutes (average hysteroscopic time);

•	No risks associated with incisions or general anesthesia (common in tubal ligation procedures);

•	No hormones;

•	Short recovery time – most women are discharged within 45 minutes and return to normal activities within 24 hours or less;

•

Confirmation – three months after the Essure procedure, a doctor is able to perform an Essure Confirmation Test to confirm that the inserts are properly placed and the fallopian tubes are fully blocked, permitting the patient to rely on the Essure system for permanent birth control; and

•	Convenience – no recurring management of contraception usage after the Essure Confirmation Test.

Benefits to the physician and healthcare system:

•

More efficient and productive solution resulting in cost and time savings by eliminating overhead, and reducing or eliminating certain indirect and procedural costs such as anesthesia, post-operative care and hospital stays associated with tubal ligations;

•	Ability to visually confirm proper placement of radiopaque inserts during the procedure;

•	Short procedure time and relative ease of performing the procedure;

•	Elimination of risk associated with incisions, general anesthesia, and adverse events associated with tubal ligation including thermal injuries and bowel injuries; and

•

Less resource-intensive environment – while the Essure procedure may be performed in various settings including the physician’s office, hospital operating room and an ambulatory surgery center, the majority of Essure procedures take place in physicians’ offices.

Benefits to the payers:

•	Lower cost procedure compared to tubal ligation due to reduced use of general or regional anesthesia and reduced number of post-operative hospital stays;

•	Elimination of certain costs – no operating room expenses because the procedure can be performed in the physician’s office;

•	Cost savings resulting from the potential reduction of unplanned pregnancies; and

•	Most effective form of permanent birth control available, based on comparison of five-year clinical study data.

Physician Penetration

We require physicians to be preceptored for three to five cases by a certified trainer before being able to perform the procedure independently. We continue to see an increase in the number of trained physicians or those who are in the process of training to perform the Essure procedure. The level of sales for the Essure system is related to the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to a proportional increase in revenue. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. In addition to training new physicians, we also focus on gaining greater market share by increasing Essure system utilization by those physicians who are already trained to perform the procedure.

New Indications and Product Updates

In 2011, the FDA approved the removal of the nickel hypersensitivity contraindication from the Essure system Instructions For Use (“IFU”). The FDA decision was supported by nearly a decade of commercial use and data gathered from the Essure clinical trials that demonstrate no causal relationship between dermal nickel sensitivity and the Essure system. The IFU label change expands the number of potential patients, as women with a known hypersensitivity to nickel as confirmed by a skin test may now be candidates for the Essure procedure.

In February 2012, we announced that the FDA had approved labeling changes pertaining to the use of bipolar radio frequency NovaSure® Impedance Controlled Endometrial Ablation System following the placement of Essure system and a successful Essure Confirmation Test. NovaSure is a global endometrial ablation (“GEA”) technology that treats menorrhagia, abnormally heavy menstrual bleeding. The expanded label change followed our reaching an agreement with the FDA on a post-approval study protocol, and enabled us to expand our U.S. IFU label. The Essure system is now approved to be safe and compatible with all the major GEA technology options including NovaSure, GYNECARE THERMACHOICE® Uterine Balloon Therapy System and Hydro ThermAblator® System. Because pregnancy following a GEA procedure can be dangerous to mother and fetus, effective birth control is vital and many patients are advised to consider permanent birth control, such as Essure.

The Essure system has been in the market for a decade. In April 2012, the FDA approved the inclusion of 10 years of data on Essure effectiveness in commercial settings in the Essure system U.S. IFU and Patient Information Booklet (“PIB”). The FDA also approved inclusion of the full five-year clinical study results and effectiveness rate of 99.83% in the IFU and PIB, which brought to a close the Essure clinical trials that began in 1998. The Essure system has maintained zero pregnancies among clinical trial subjects over five years. During the more than 10-year period in which Essure has been available commercially worldwide, we have collected records of all reported pregnancies from commercial use of the Essure system and their causes. Based on these reports, the Essure system’s 10-year commercial pregnancy experience tracks closely with its five-year clinical rate of 99.83%.

In July 2012, we announced that we have begun a 60-patient clinical trial with our next-generation Essure system. The new Essure system is designed to offer immediate, permanent contraception without a three-month waiting period or 90-day confirmation test. In most cases a TVU will confirm placement immediately following the new Essure procedure and may be performed in the physician’s office. A satisfactory confirmation of proper placement will provide the patient the ability to rely upon Essure for immediate permanent contraception without the need for a secondary method of contraception for the first three months of wear. The clinical trial will evaluate the safety of the next-generation Essure system placement procedure and the three-month effectiveness of the new contraception technology. Data from the clinical trial will be used to initiate the IDE and CE Mark studies in 2013 for U.S. PMA supplement and CE Mark applications.

Reimbursement of the Essure System

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of June 30, 2012, we have received positive coverage decisions for the Essure system from most private insurers and from all of the 51 Medicaid programs and favorable Medicaid office reimbursement (defined as $1,700 or more) in 34 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure system by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

On June 28, 2012, the U.S. Supreme Court upheld the majority of the Patient Protection and Affordable Care Act of 2010 (“ACA”), including the preventive health services provisions. As a result, all FDA approved contraceptive methods, including permanent birth control such as the Essure system, must be made available without cost to women under all private insurance plans. Under the ACA, private health plans are required to begin covering contraceptive services in new plan years starting on or after August 1, 2012. Currently, most insurance plans already cover the Essure system with a reasonable co-pay, subject to annual deductible requirements. While we cannot yet predict how our business will be impacted by the ACA, we believe it will benefit our patients and our business in the long term.

Reimbursement systems vary significantly by country and sometimes by region, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that determine reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

In Europe, we are implementing a strategic plan to obtain or maintain reimbursement in a number of European countries. In France, we obtained official reimbursement with recommendation from Haute Autorité de Santé for the Essure system. Effective October 1, 2010, the Ministry of Health in France issued new controls for reimbursement on hysteroscopic sterilization. These new controls changed reimbursement to permit coverage only for women 40 and over, which has negatively impacted our business in France. We are currently advancing all of our options to reinstate Essure reimbursement for women under age 40, and there are recent indications that the newly appointed Minister of Health is focused on solving the issue. While we are optimistic that a policy reversal will occur by the end of 2012, we are unable to predict this outcome with any certainty.

During 2009, we received a positive review from the National Institute for Health and Clinical Excellence in the United Kingdom recognizing the efficacy and safety of the Essure system. In addition we have been working closely with the Department of Health (“DOH”) to appropriately fund the adoption of hysteroscopic sterilization. Through these efforts, in February 2012, the DOH selected the Essure system as one of the innovative technologies that qualifies for the “Payment by Results” program. This represents a significant increase in reimbursement for the Essure system / hysteroscopic sterilization, raising the rate from approximately £274 per procedure in 2011 to a new reimbursement rate of £1,137. This new reimbursement rate took effect on April, 1 2012.

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

The 2006-2008 NSFG further estimated that approximately 24.1 million women in the United States use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Of those women, 44% choose oral contraceptives, 25% choose the male condom and 10% choose the Intrauterine Device (“IUD”). Of the 24.1 million women who use temporary methods of birth control, 9.3 million women state that they do not intend to have more children. We believe that by making these 9.3 million women aware of the benefits of a minimally invasive procedure, they will consider the Essure system in their continuum of family planning and opt for permanent birth control, rather than their current temporary method. This is our target market and we believe it is from this population that the incidence of sterilization procedures occurs.

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

Results of Operations – Three and Six Months Ended June 30, 2012 and 2011

(in thousands, except percentages)

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011		2012- 2011 % Change	2012		2011		2012- 2011 % Change

	Amount	% (a)	Amount	% (a)		Amount	% (a)	Amount	% (a)
Net sales	$35,497	100%	$33,805	100%	5%	$64,526	100%	$60,375	100%	7%
Gross profit	29,108	82%	27,691	82%	5%	52,959	82%	49,060	81%	8%
Research and development expenses	2,185	6%	1,669	5%	31%	4,687	7%	3,430	6%	37%
Selling, general and administrative expenses	24,249	68%	24,107	71%	1%	49,469	77%	47,399	79%	4%
Total interest and other income (expense), net	(1,074)	3%	(1,626)	5%	-34%	(2,514)	4%	(3,173)	5%	-21%
Net income (loss)	61	0%	454	1%	-87%	(2,777)	4%	(2,474)	4%	12%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $35.5 million for the three months ended June 30, 2012 as compared to $33.8 million for the three months ended June 30, 2011, representing an increase of approximately $1.7 million, or 5%. Net sales were $64.5 million for the six months ended June 30, 2012 as compared to $60.4 million for the six months ended June 30, 2011, representing an increase of approximately $4.1 million, or 7%. Domestic sales comprised 74% of our total sales in both the three and six months ended June 30, 2012 and 73% and 72% of our total sales in the three and six months ended June 30, 2011, respectively. Revenue from domestic sales increased 5% in the three months ended June 30, 2012 as compared to domestic sales during the three months ended June 30, 2011 and increased 10% in the six months ended June 30, 2012 as compared to the domestic sales during the six months ended June 30, 2011. The increase is attributable to increased procedure volume, in line with a stabilization in the number of OB/GYN physician office visits, increased domestic average selling prices and our sales force optimization, which refocused the organization and improved commercial execution during the first half of 2012.

International sales comprised 26% of our total sales in both the three and six months ended June 30, 2012 and 27% and 28% of our total sales in three and six months ended June 30, 2011, respectively. The decrease was mainly attributable to the impact of unfavorable currency conversion as well as lower volume of sales to our distributor in Spain.

Net sales by geographic region, based on the shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$35,497	$33,805	$64,526	$60,375

United States of America	74%	73%	74%	72%
France	14%	17%	15%	18%
Rest of Europe	10%	9%	9%	9%
Other	2%	1%	2%	1%

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2012 and 2011. No customer accounted for more than 10% of total gross accounts receivable at June 30, 2012 and December 31, 2011.

Gross Profit

Cost of goods sold for the three months ended June 30, 2012 was $6.4 million as compared to $6.1 million for the three months ended June 30, 2011, which was an increase of $0.3 million, or 5%. Cost of goods sold for the six months ended June 30, 2012 was $11.6 million as compared to $11.3 million for the six months ended June 30, 2011, which was an increase of $0.3 million, or 3%. Gross margin was 82% for the three months ended June 30, 2012 and 2011, respectively. Gross margin for the six months ended June 30, 2012 was 82%, which represents an increase from 81% gross margin for the six months ended June 30, 2011. The gross margin increase was primarily due to manufacturing cost improvements as well as increased domestic average selling prices.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology.

Research and development expenses were $2.2 million in the three months ended June 30, 2012 as compared to $1.7 million in the three months ended June 30, 2011, which represents an increase of $0.5 million, or 29%. The main increases included approximately $0.2 million in personnel-related expenses from the expansion of our research and development team in connection with the development of our next generation Essure system and approximately $0.2 million related to our TVU clinical trial. As a percentage of revenues, research and development expenses for the three months ended June 30, 2012 was 6% as compared to 5% for the three months ended June 30, 2011.

Research and development expenses were $4.7 million in the six months ended June 30, 2012 as compared to $3.4 million in the six months ended June 30, 2011, which represents an increase of $1.3 million, or 38%. The main increases included approximately $0.6 million in personnel related expenses related to the expansion of our research and development team in connection with the development of our next generation Essure system, approximately $0.5 million related to our TVU clinical trial and approximately $0.1 million in travel expenses. As a percentage of revenues, research and development expenses for the six months ended June 30, 2012 was 7% as compared to 6% for the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended June 30, 2012 was $24.2 million as compared to $24.1 million for the three months ended June 30, 2011, which represents an increase of $0.1 million, or 0%. This overall increase was due to increased marketing expenses of $1.5 million, partially offset by a combination of lower sales expenses of $1.3 million and decreased general and administrative expenses of $0.1 million. The net change in marketing expenses was the result of an increase of $2.6 million in expenses related to our direct-to-consumer marketing campaign partially offset by a reduction of $1.1 million in other marketing campaigns and general marketing expenses. The decrease in sales expenses was due primarily to a decrease of $1.0 million of sales personnel expenses associated with the reduction in workforce in our U.S. field sales organization during the first quarter of 2012, a related decrease of $0.4 million in travel and a $0.3 million decrease in other sales related expenses. These decreases were partially offset by increased expenses of $0.4 million related to our Netherlands subsidiary, which was established in the second half of 2011. As a percentage of revenues, selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 represented 68% and 71%, respectively.

Selling, general and administrative spending for the six months ended June 30, 2012 was $49.5 million as compared to $47.4 million for the three months ended June 30, 2011, which represents an increase of $2.1 million, or 4%. This overall increase was a combination of higher marketing expenses of $3.5 million partially offset by decreases in sales expenses of $1.3 million and decreases in general and administration expenses of $0.1 million. The increase in marketing expenses was due to the direct-to-consumer marketing campaign, which had increased expenses of $4.5 million from the prior year. The increases were partially offset by decreases of $1.0 million in the other marketing campaigns and general marketing expenses. The sales expenses decreased mainly due to the reduction in our U.S. field sales organization in the first quarter of 2012 resulting in decreased personnel related costs of $1.0 million, a related decrease of $0.8 million in travel, and a $0.3 million decrease in other sales related expenses. These decreases were partially offset by increased expenses of $0.8 million related to our Netherlands subsidiary, which was established in the second half of 2011. As a percentage of revenues, selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 represented 77% and 79%, respectively.

Operating Income (Loss)

Operating income for the three months ended June 30, 2012 was $2.7 million as compared to $1.9 million for the three months ended June 30, 2011, which represents an increase of $0.8 million. Operating loss was $1.2 million for the six months ended June 30, 2012 as compared to $1.8 million for the six months ended June 30, 2011, which represents a decreased loss of $0.6 million. Both the increased operating income for the three months ended June 30, 2012 and the decreased operating loss for the six months ended June 30, 2012 were primarily due to increased sales, which were higher than the increase in operating expenses.

Total Interest and Other Income (Expense), net

Total interest and other income (expense), net for the three months ended June 30, 2012 was $1.1 million as compared to $1.6 million for the three months ended June 30, 2011 which represents a decrease of $0.5 million. Total interest and other income (expense), net for the six months ended June 30, 2012 was $2.5 million as compared to $3.2 million for the six months ended June 30, 2011 which represents a decrease of $0.7 million. The decrease for both the three and six month periods was primarily due to lower interest expense as a result of the redemption of the 2027 Notes in February 2012. See Note 10 – Convertible Senior Notes in the Notes to Condensed Consolidated Financial Statements.

(Provision) Benefit for Income Taxes

For the three and six months ended June 30, 2012, we recorded $1.5 million in income tax expense and $0.9 million of income tax benefit. For the three and six months ended June 30, 2011, we recorded $0.2 million and $2.5 million, respectively, of income tax benefit. Our effective tax rate benefit for the six months ended June 30, 2012 and June 30, 2011 was 25% and 50%, respectively.

The primary driver of the increase in tax expense for the three months ended June 30, 2012, was the result of shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than stock-based compensation recorded under ASC 718. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. A windfall arises when the tax deduction is more than stock-based compensation. Windfalls are generally recorded as increases to capital in excess of par value. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes. The increase in tax expense related to shortfalls for the six month period ended June 30, 2012, has increased our estimated annual tax rate which produces a larger income tax benefit due to the year-to-date loss through June 30, 2012.

The change in the effective tax rate benefit for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 is primarily a result of the cumulative shortfalls that occurred in the six months ended June 30, 2012 and recognition of the federal research and development credit that occurred in the six months ended June 30, 2011. The federal research and development credit has not been extended to 2012. As such, we were unable to record a benefit for the six months ended June 30, 2012. Our effective tax rate for the six months ended June 30, 2012 and 2011 differs from the federal statutory tax rate as a result of permanent book-tax differences including stock compensation, state taxes, and earnings taxed in foreign jurisdictions.

As of June 30, 2012, we did not have any valuation allowance on our U.S. federal deferred tax assets and had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal and state tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of June 30, 2012, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination. The tax returns for our United Kingdom and the Netherland subsidiaries from inception through the current period are open to examination.

The amount of unrecognized tax benefits at June 30, 2012 was approximately $3.5 million, of which, if ultimately recognized, approximately $3.0 million would decrease the effective tax rate in the period in which the benefit is recognized.

We estimate that approximately $0.5 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of June 30, 2012, had an accumulated deficit of $163.1 million. There is a risk we may not return to profitability as we experienced a net loss in 2011 and a net loss for the six months ended June 30, 2012. We continue to expend substantial resources in the research and development, selling and marketing of the Essure system worldwide. We will remain in an accumulated deficit position unless and until sufficient net sales can be generated to offset expenses.

During the six months ended June 30, 2012, we invested $29.1 million in time deposits, U.S. treasury bills, U.S. government bonds, commercial paper and corporate bonds. We will sell investments as needed to meet the cash flow needs of our business. Accordingly, our investments in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of June 30, 2012, we had $44.2 million classified as short-term investments and $0.8 million classified as long-term investments. See Note 4 – Investments in the Notes to Condensed Consolidated Financial Statements.

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

As of June 30, 2012, we had cash and cash equivalents of $15.9 million, compared to $42.2 million at December 31, 2011. The decrease of approximately $26.3 million of cash and cash equivalents is primarily due to cash used in redemption of the 2027 Notes in February 2012. Additionally, we had short-term and long-term investments of $45.0 million as of June 30, 2012, compared to $61.2 million of short-term and long-term investments at December 31, 2011.

Sources and Uses of Cash

Our cash flows for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six months ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$(5,733)	$8,561
Net cash provided by (used in) investing activities	14,288	(1,738)
Net cash provided by (used in) provided by financing activities	(34,815)	433
Effect of exchange rate changes on cash and cash equivalents	(70)	189

Net increase (decrease) in cash and cash equivalents	$(26,330)	$7,445

Operating Activities

Net cash used in operating activities in the six months ended June 30, 2012 was $5.7 million, as compared to $8.6 million provided by, in the six months ended June 30, 2011. Net cash used in operating activities in the six months ended June 30, 2012 was primarily related to:

•	Net loss of $2.8 million;

•

Non-cash related items of $9.5 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, amortization of debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Increase in accounts receivable of $3.3 million as a result of our increased sales;

•	Increase in inventories of $0.6 million;

•	Decrease in prepaid assets of $0.6 million primarily due to timing;

•	Increase in deferred tax assets of $1.2 million primarily due to tax provision activity related to the year to date book loss which is expected to offset taxable income in future quarters;

•	Decrease in accounts payable of $4.8 million primarily related to timing of payments;

•	Decrease in accrued compensation of $0.2 million primarily due to the payment of prior year incentive plans and prior year commission payments; and

•	Decrease in other accrued and long-term liabilities of $2.9 million due primarily to the decrease in deferred revenue.

Net cash provided by operating activities in the six months ended June 30, 2011 was primarily related to:

•	Net loss of $2.5 million;

•

Non-cash related items of $11.2 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Decrease in accounts receivable of $1.3 million as a result of increased cash collections;

•	Increase in inventories of $0.6 million;

•	Decrease in prepaid assets of $1.4 million primarily due to timing;

•	Increase in tax assets of $2.9 million primarily due to quarterly tax provision benefit related to the year to date book loss which is expected to offset taxable income in future quarters;

•	Decrease in accounts payable of $1.6 million primarily related to timing of payments;

•	Increase in accrued compensation of $0.7 million primarily due to the accrual for incentive payments as compared to prior year; and

•	Increase in other accrued and long term liabilities of $1.6 million due to increase in deferred revenue.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 was $14.3 million, primarily due to sales and maturities of investments of $45.3 million. These were partially offset by purchases of investments of $29.1 million and capital expenditures of $1.9 million primarily related to purchases of additional hysteroscopy and training equipment.

Net cash used in investing activities for the six months ended June 30, 2011 was $1.7 million, primarily due to purchases of investments of $60.3 million and capital expenditures of $3.3 million primarily related to purchases of additional hysteroscopy and training equipment. The expenditures were partially offset by sales and maturities of investments of $61.8 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was $34.8 million, primarily due to the $36.2 million used to redeem the 2027 Notes in February 2012 offset by $1.4 million provided by issuance of common stock under our stock programs.

Net cash provided by financing activities for the six months ended June 30, 2011 was $0.4 million primarily from the issuance of common stock from our stock programs.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include reserves for obsolete and slow moving inventory, allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Management believes that there have been no material changes during the six months ended June 30, 2012 to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of June 30, 2012 we had short and long-term available-for-sale investments of $45.0 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of June 30, 2012. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the six months ended June 30, 2012. As of June 30, 2012, a hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our available-for-sale investments. See Note 4 – Investments in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk

A portion of our net sales are denominated in the Euro and the British Pound. We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive income (loss). We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, we enter into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of June 30, 2012, we had foreign currency forward contracts to sell 4.8 million Euros in exchange for $6.1 million with maturity dates from July 2012 through October 2012. In addition, as of June 30, 2012, we had foreign currency forward contracts to sell 0.1 million British Pounds in exchange for $0.1 million with maturity dates in August 2012 and September 2012. As of June 30, 2012, all forward contracts were recorded at their fair value of $0.1 million in other current assets on our condensed consolidated balance sheet. We had outstanding short-term intercompany receivables of $6.7 million as of June 30, 2012. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2012, a potential loss in fair value resulting from a hypothetical 10 percent strengthening or weakening in the value of the U.S. Dollar relative to the Euro and British Pound would be approximately $0.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of June 30, 2012, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

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

On August 10, 2010, Hologic filed a lawsuit in the United States District Court for the District of Massachusetts alleging that two of the twelve U.S. patents marked on our packaging, instructions for use, and marketing materials for our Essure system do not cover the Essure system. On October 12, 2010, we made a Motion to Transfer to the United States District Court, Northern District of California and a Motion to Dismiss the action. On December 13, 2010, the Court denied the Motion to Transfer without prejudice to reconsideration upon submission of additional information about likely witnesses. After the argument, we filed a Motion to Stay the litigation until the later of a ruling on the Motion to Dismiss and the trial in the infringement action described above. The Court granted that motion in orders entered July 5 and July 7, 2011, and administratively closed the case.

On April 30, 2012, the parties settled all claims between them in both the false patent marking case brought by Hologic against Conceptus in United States Federal District Court for Massachusetts and the patent infringement case brought by Conceptus against Hologic in the United States District Court for the Northern District of California. In the settlement the parties agreed to a dismissal of the appeal of each party to the United States Circuit Court. In the settlement agreement, Hologic agreed to a permanent injunction against its sales of Adiana anywhere in the world, Conceptus received a non-exclusive royalty bearing license to the technology related to Hologic’s Adiana system, and Conceptus agreed not to enforce the $18.8 million in damages awarded to it by the jury at trial. The parties agreed to submit a joint motion to the United States District Court for Northern California seeking an order permanently enjoining Hologic from making, marketing or selling Adiana, and agreed foregoing the $18.8 million damages jury award. On July 12, 2012, the Federal District Court remanded the patent infringement case to the United States District Court for the Northern District of California. On July 17, 2012, Conceptus, Inc. and Hologic, Inc. filed a joint motion for entry of a consent judgment based upon the terms of the settlement agreement between Conceptus and Hologic. On July 23, 2012 the United States District Court granted the parties’ joint motion and entered a permanent injunction against Hologic from making, having made, offering for sale, selling, licensing or otherwise disposing of the Adiana system, stayed any execution or collection of damages, post judgment interest and costs. The Company evaluated the accounting guidance under ASC 605, Revenues and ASC 450, Contingencies for the license and settlement agreement and did not record any contingent gain or an intangible asset.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2011 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012, the risk factors as of March 31, 2012 on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 and other information in this Form 10-Q should be considered while evaluating Conceptus and our business.

Item 5. Other Information

On July 17, 2012, the Company entered into a Letter Agreement and Release of Claims with Ric Cote outlining the terms of his separation from the Company, which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated by reference.

Item 6. Exhibits

Number	Description

10.1	License and Settlement Agreement effective date April 30, 2012, between Conceptus, Inc. and Hologic, Inc. (incorporated by reference to Exhibit 10.1 to Company’s Form 10-Q filed with the SEC on May 10, 2012)

10.2	Letter Agreement and Release of Claims dated July 17, 2012, between Mr. Ric Cotes and Conceptus Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2012

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt Executive Vice President, Operations and Chief Financial Officer