Form 10-Q
period 2012-09-30
CONCEPTUS INC
filed 2012-11-09
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 31,666,926 shares of Registrant’s Common Stock issued and outstanding as of November 1, 2012.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$29,726	$42,237
Short-term investments	36,250	59,203
Accounts receivable, net	21,591	17,321
Inventories	5,256	4,187
Prepaids	3,686	3,206
Short-term deferred tax assets	5,414	4,735
Other current assets	1,869	3,449

Total current assets	103,792	134,338

Property and equipment, net	7,737	9,465
Intangible assets, net	20,361	23,092
Long-term investments	3,396	2,000
Goodwill	16,450	16,570
Long-term deferred tax assets	74,546	75,877
Other assets	1,775	2,242

Total assets	$228,057	$263,584

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,942	$10,754
Accrued compensation	8,624	8,570
Short-term notes payable, net	—	35,956
Other accrued liabilities	4,406	5,667

Total current liabilities	17,972	60,947
Commitments and contingencies (Note 14)

Deferred tax liabilities	697	825
Long-term notes payable, net	47,209	46,282
Other accrued liabilities	1,311	1,404

Total liabilities	67,189	109,458

Stockholders’ equity:
Common stock and additional paid-in capital: $0.003 par value, 50,000,000 shares authorized, 31,741,479 and 31,368,481 shares issued and 31,663,616 and 31,290,618 shares outstanding at September 30, 2012 and December 31, 2011	324,574	317,675
Accumulated other comprehensive loss	(2,928)	(3,264)
Accumulated deficit	(160,778)	(160,285)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	160,868	154,126

Total liabilities and stockholders’ equity	$228,057	$263,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$35,475	$33,093	$100,001	$93,468
Cost of goods sold	5,459	5,748	17,026	17,063

Gross profit	30,016	27,345	82,975	76,405

Operating expenses:
Research and development	2,370	2,144	7,058	5,574
Selling, general and administrative	22,447	23,723	71,915	71,122

Total operating expenses	24,817	25,867	78,973	76,696

Operating income (loss)	5,199	1,478	4,002	(291)

Interest income	80	163	274	514
Interest expense	(1,100)	(1,787)	(3,656)	(5,295)
Other income (expense), net	3	(36)	(149)	(52)

Total interest and other income (expense), net	(1,017)	(1,660)	(3,531)	(4,833)

Income (loss) before income taxes	4,182	(182)	471	(5,124)

Provision for income taxes	1,898	2,720	964	251

Net income (loss)	$2,284	$(2,902)	$(493)	$(5,375)

Basic income (loss) per share:
Net income (loss)	$0.07	$(0.09)	$(0.02)	$(0.17)
Shares used in per share amounts	31,579	31,239	31,437	31,177

Diluted income (loss) per share:
Net income (loss)	$0.07	$(0.09)	$(0.02)	$(0.17)
Shares used in per share amounts	33,460	31,239	31,437	31,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$2,284	$(2,902)	$(493)	$(5,375)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	599	(935)	21	648
Changes to unrealized gain (loss) on available-for-sale securities	29	(386)	315	(396)

Other comprehensive income (loss)	628	(1,321)	336	252

Comprehensive income (loss)	$2,912	$(4,223)	$(157)	$(5,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(493)	$(5,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,818	3,965
Amortization of debt issuance costs	504	351
Accretion of notes payable	1,181	3,489
Amortization of intangibles	2,695	2,448
Amortization and accretion of discount and premium on investments	661	1,323
Stock-based compensation expense	4,795	5,233
Loss on disposal of property and equipment	—	182
Changes in operating assets and liabilities:
Accounts receivable, net	(4,395)	1,698
Inventories	(989)	(856)
Prepaids and other assets	965	828
Deferred tax asset	650	(313)
Accounts payable	(5,033)	(210)
Accrued compensation	57	694
Deferred tax liability	(121)	(135)
Other accrued and long term liabilities	(1,376)	1,118

Net cash provided by operating activities	2,919	14,440

Cash flows from investing activities
Sales of investments	6,062	4,059
Maturities of investments	56,364	76,435
Purchase of investments	(41,199)	(85,290)
Restricted cash	—	237
Purchase of property and equipment	(2,507)	(4,344)

Net cash provided by (used in) investing activities	18,720	(8,903)

Cash flows from financing activities
Repayment of note payable	(36,210)	—
Proceeds from stock option exercises	2,104	447

Net cash provided by (used in) provided by financing activities	(34,106)	447

Effect of exchange rate changes on cash and cash equivalents	(44)	170

Net increase (decrease) in cash and cash equivalents	(12,511)	6,154
Cash and cash equivalents at beginning of the period	42,237	18,383

Cash and cash equivalents at end of the period	$29,726	$24,537

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

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 may not necessarily be indicative of the operating results for the full 2012 fiscal year or any other future interim periods.

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

Goodwill

We account for goodwill and other intangibles not subject to amortization in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We perform an annual assessment during the fourth quarter of each year of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. At September 30, 2012, no indicators of impairment were identified that will reduce the fair value of goodwill.

Impairment of Long-Lived Assets (excluding goodwill)

We account for any impairment of our long-lived tangible assets and definite-lived intangible assets in accordance with ASC 360, Property, Plant and Equipment. Our long-lived assets, excluding goodwill, consist primarily of our property and equipment and intangible assets. We evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances may include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows, among others. At September 30, 2012, no indicators of impairment of our long-lived assets were identified.

Intangible assets are amortized over their estimated useful lives and include patents, customer relationships, re-acquired rights, and license agreements.

4.	Investments

As of September 30, 2012, we had short-term and long-term investments of $39.6 million recorded at fair value. Our investments consist of corporate bonds, commercial paper, U.S. treasury bills, U.S. government bonds and time deposits. We sell investments as needed to meet the cash flow needs of our business. Accordingly, our investments are classified as available-for-sale securities in accordance with ASC 320, Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments’ maturity date.

The following table summarizes our amortized cost, unrealized gains and losses and the fair value of our available-for-sale investments as of September 30, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Investments:
Corporate bonds	$21,532	$8	$(7)	$21,533
Commercial paper	9,992	—	—	9,992
U.S. treasury bills	5,994	1	—	5,995
Time deposits	2,003	—	(27)	1,976
U.S. government bonds	150	—	—	150

Total	$39,671	$9	$(34)	$39,646

Reported as:
Short-term investments	$36,269	$9	$(28)	$36,250
Long-term investments	3,402	—	(6)	3,396

Total	$39,671	$9	$(34)	$39,646

The following table summarizes our amortized cost, unrealized gains and losses and the fair value of our available-for-sales investments as of December 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Investments:
Corporate bonds	$31,536	$14	$(266)	$31,284
Commercial paper	9,996	—	—	9,996
U.S. government bonds	8,563	1	(1)	8,563
U.S. treasury bills	7,996	4	—	8,000
Time deposits	3,514	—	(154)	3,360

Total	$61,605	$19	$(421)	$61,203

Reported as:
Short-term investments	$59,606	$18	$(421)	$59,203
Long-term investments	1,999	1	—	2,000

Total	$61,605	$19	$(421)	$61,203

We had investments that were in an unrealized loss position as of September 30, 2012. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of September 30, 2012, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended September 30, 2012.

As of September 30, 2012, the weighted-average number of days to maturity for our available-for-sale securities was 135 days, with the longest maturity date occurring in April 2014.

The following table presents our available-for-sale investments that were in an unrealized loss position as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$9,066	$(7)	$—	$—	$9,066	$(7)
Time deposits	—	—	1,976	(27)	1,976	(27)

	$9,066	$(7)	$1,976	$(27)	$11,042	$(34)

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$25,461	$(253)	$1,755	$(13)	$27,216	$(266)
Time deposits	1,500	(1)	1,860	(153)	3,360	(154)
U.S. government bonds	2,046	(1)	—	—	2,046	(1)

	$29,007	$(255)	$3,615	$(166)	$32,622	$(421)

5.	Fair Value Measurements

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

Fair Value of Assets

Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Level 1 items are valued based on quoted market prices in active markets. As of September 30, 2012, Level 1 items include corporate bonds, U.S. treasury bills, U.S. government bonds, time deposits and money market funds.

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

Assets measured at fair value on a recurring basis at September 30, 2012 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	September 30,	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,057	$5,057	$—	$—
Commercial paper	7,999	—	7,999	—
Available-for-sale investments:
Corporate bonds	21,533	21,533	—	—
Commercial paper	9,992	—	9,992	—
U.S. treasury bills	5,995	5,995	—	—
Time deposits	1,976	1,976	—	—
U.S. government bonds	150	150	—	—

Total	$52,702	$34,711	$17,991	$—

Assets measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	December 31,	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$20,453	$20,453	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investments:
Corporate bonds	31,284	31,284	—	—
Commercial paper	9,996	—	9,996	—
U.S. government bonds	8,563	8,563	—	—
U.S. treasury bills	8,000	8,000	—	—
Time deposits	3,360	3,360	—	—
Foreign currency forward contract	125	—	125	—

Total	$89,781	$71,660	$18,121	$—

Fair Value of Liabilities

Periodically, we enter into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of September 30, 2012, we had foreign currency forward contracts to sell 4.6 million Euros in exchange for $5.5 million with maturity dates in October 2012. In addition, as of September 30, 2012, we had foreign currency forward contracts to sell 0.2 million British Pounds in exchange for $0.3 million with maturity dates from October 2012 through December 2012. We had outstanding short-term intercompany receivables of $5.8 million as of September 30, 2012. We expect changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of $0.2 million in other current liabilities on our condensed consolidated balance sheet as of September 30, 2012.

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

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes	$—	$—	$35,956	$36,101
2031 Notes	47,209	66,113	46,282	50,370

	$47,209	$66,113	$82,238	$86,472

The holders of our 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest. The carrying value of the 2031 Notes are classified as long-term liabilities as of September 30, 2012. See Note 10 – Convertible Senior Notes.

6.	Goodwill and Intangible Assets

We recorded goodwill in connection with the acquisition of the outstanding shares of SAS in January 2008 and in connection with the business combination where we purchased of certain assets of Sigma Medical in October 2011.

The changes in carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

Nine Months Ended September 30, 2012
Goodwill, beginning of period	$16,570
Effect of currency translation	(120)

Goodwill, end of period	$16,450

Intangible assets are amortized over straight-line periods ranging from 3 to 9 years.

The following table provides additional information concerning intangible assets ($ in thousands):

		September 30, 2012				December 31, 2011
	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value	Net book value
Patents and Licenses	6.0	$25,750	$(9,397)	$—	$16,353	$18,397
Customer relationships	5.8	6,763	(2,666)	(534)	3,563	4,097
Re-acquired rights	2.3	669	(200)	(24)	445	598

Total intangibles		$33,182	$(12,263)	$(558)	$20,361	$23,092

7.	Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$12	$15
Work-in-progress	883	477
Finished goods	4,361	3,695

Total	$5,256	$4,187

8.	Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in warranty liability for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at the beginning of the period	$183	$333
Accruals for warranties issued during the period	341	156
Settlements made in kind during the period	(326)	(292)

Balance at the end of the period	$198	$197

9.	Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, stock awards, non-employee stock options, stock appreciation rights and the Employee Stock Purchase Plan (“ESPP”) included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$32	$26	$89	$75
Research and development	147	133	441	312
Selling, general and administrative	1,231	1,652	4,265	4,846

Total stock-based compensation expense	$1,410	$1,811	$4,795	$5,233

Approximately $0.8 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $3.0 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively, of stock-based compensation expense under ASC 718, Compensation – Stock Compensation relates to employee stock options, ESPP and stock appreciation rights. In addition, approximately $0.6 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $1.8 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively, of stock-based compensation expense relates to employee restricted stock units. Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50, Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was immaterial for both the three and nine month periods ended September 30, 2012 and 2011, respectively.

Stock Appreciation Rights: During the three and nine months ended September 30, 2012, we granted stock appreciation rights for 50,000 and 402,000 shares of common stock, respectively, with an estimated total grant date fair value of approximately $0.4 million and $2.4 million, respectively, and a grant date weighted-average fair value of $7.30 and $5.87 per share, respectively. During the nine months ended September 30, 2011, we granted stock appreciation rights for 578,000 shares of common stock, with an estimated total grant date fair value of approximately $3.4 million and a grant date weighted-average fair value of $5.86 per share. We did not grant any stock appreciation rights in the three months ended September 30, 2011.

For the three and nine months ended September 30, 2012 and 2011, we calculated the fair value of each stock appreciation right on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	4.00	—	4.05	4.50
Average risk-free interest rate	0.51%	—	0.64%	1.75%
Average volatility factor	51.4%	—	50.9%	53.4%
Dividend yield	—	—	—	—

Restricted Stock Units: We record stock-based compensation expense for restricted stock units using the fair market value of our common stock on the grant date. Compensation expense is recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three and nine months ended September 30, 2012, we granted 40,000 and 196,182 restricted stock units, respectively, with a grant-date fair value of approximately $0.7 million and $3.0 million, respectively, and a grant-date weighted-average fair value of $18.31 and $15.49 per share, respectively. During the three and nine months ended September 30, 2011, we granted 15,333 and 200,171 restricted stock units, respectively, with a grant-date fair value of approximately $0.2 million and $2.6 million, respectively, and a grant-date weighted-average fair value of $11.67 and $12.74 per share, respectively.

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

2031 Notes

We account for our 2031 Notes in accordance with ASC 470-20, Debt – Debt with Conversions and other Options. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instrument. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note, which is three years.

In December 2011, we issued $50.0 million aggregate principal amount of 2031 Notes in connection with the debt exchange described above. The 2031 Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2031 Notes, equal in right of payment to any of our unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities of our subsidiaries.

The 2031 Notes bear interest at a rate of 5.00% per annum. Interest is payable on June 15 and December 15 of each year until the maturity date of December 15, 2031, unless redeemed earlier, repurchased or converted.

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

We incurred approximately $2.1 million in issuance costs in connection with the issuance of 2031 Notes. Of this, $1.5 million are included in other assets in the condensed consolidated balance sheet as of September 30, 2012 and are being amortized over the estimated life of the 2031 Notes.

We have allocated the principal balance of the 2031 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, we discounted the value of the 2031 Notes at a rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting debt discount of $3.8 million for the 2031 Notes is being accreted to interest expense over a period of three years, which represents the number of years until the first repurchase date in December 2014. The fair value of the common stock conversion feature is recorded as a component of stockholders’ equity. The 2031 Notes are classified as long-term liabilities as of September 30, 2012.

For the fair value related to the 2027 Notes and the 2031 Notes, see Note 5 – Fair Value Measurement.

Interest expense associated with the 2027 Notes and 2031 Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual coupon rate of interest	$629	$489	$1,971	$1,455
Accretion of notes payable - 2031 Notes	308	—	927	—
Accretion of notes payable - 2027 Notes	—	1,179	254	3,489
Amortization of debt issuance costs - 2031 Notes	163	—	480	—
Amortization of debt issuance costs - 2027 Notes	—	116	24	349

Interest expense - convertible senior notes	$1,100	$1,784	$3,656	$5,293

Amounts comprising the carrying amounts of the 2027 Notes and the 2031 Notes are as follows (in thousands):

	2031 Notes	2027 Notes
Carrying Amount December 31, 2011	$46,282	$35,956
Accretion on notes payable	927	254
Repayment of 2027 Notes	—	(36,210)

Carrying Amount September 30, 2012	$47,209	$—

11.	Income Taxes

For the three months ended September 30, 2012 and September 30, 2011 we recorded approximately $1.9 million and $2.7 million in income tax expense, respectively. For the nine months ended September 30, 2012 and September 30, 2011 we recorded approximately $1.0 million and $0.3 million of income tax expense, respectively. Our effective tax rate for the nine months ended September 30, 2012 and September 30, 2011 was 200% and (5%), respectively.

The primary driver of the decrease in tax expense for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was partially the result of a decrease in shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than stock-based compensation recorded under ASC 718. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. A windfall arises when the tax deduction is more than stock-based compensation. Windfalls are generally recorded as increases to capital in excess of par value. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes. The decrease in tax expense related to shortfalls for the three month period ended September 30, 2012, has decreased our tax expense for the three months ended September 30, 2012. Additionally, the Company had accounted for a decrease in operating losses as of September 30, 2011 and reflected a catch up to tax expense for the three months ended September 30, 2011.

The change in the effective tax rate benefit for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, is primarily a result of the cumulative shortfalls that occurred in the nine months ended September 30, 2012 and recognition of the federal research and development credit that occurred in the nine months ended September 30, 2011. The increase in tax expense related to shortfalls for the nine month period ended September 30, 2012, has increased our estimated annual tax expense which produces a larger effective tax rate due to the small year-to-date profit before tax through September 30, 2012. The federal research and development credit from which we benefitted in 2011 has not been extended to 2012. As such, we were unable to record a benefit for the nine months ended September 30, 2012. Our effective tax rate for the nine months ended September 30, 2012 and 2011 differs from the federal statutory tax rate as a result of permanent book-tax differences including stock compensation, state taxes, and earnings taxed in foreign jurisdictions.

As of September 30, 2012, we did not have any valuation allowance on our U.S. federal deferred tax assets and had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal and state tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of September 30, 2012, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination. The tax returns for our United Kingdom and the Netherland subsidiaries from inception through the current period are open to examination.

The amount of unrecognized tax benefits at September 30, 2012 was approximately $3.5 million, of which, if ultimately recognized, approximately $3.1 million would decrease the effective tax rate in the period in which the benefit is recognized.

We estimate that approximately $0.5 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

12.	Computation of Net Income (Loss) Per Share

Basic net income (loss) per share excludes any potential dilutive effects of options, warrants, unvested restricted stock units and shares underlying our convertible notes. Diluted net income (loss) per share includes the impact of potentially dilutive securities. In the periods presented, basic and diluted net income (loss) per share are computed using the weighted-average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Income (loss) available to common stockholders	$2,284	$(2,902)	$(493)	$(5,375)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average number common shares outstanding used in computing basic net income (loss) per common share	31,579	31,239	31,437	31,177

Effect of dilutive securities:
Options & stock appreciation rights	1,182	—	—	—
Stock awards	192	—	—	—
Convertible debt	507	—	—	—

Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	33,460	31,239	31,437	31,177

The following units were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Outstanding options and stock appreciation rights	603	4,666	3,214	5,429
Restricted stock units	4	264	582	380
Warrants issued in connection with our 2027 notes	928	3,093	928	3,093

Total	1,535	8,023	4,724	8,902

As of September 30, 2012, there were no 2027 Notes outstanding; however, the warrants associated with the call spread overlay transaction entered into in connection with the 2027 Notes remain outstanding and are not included in the calculation of net income (loss) per share because their effect would have been anti-dilutive. These warrants began to expire in July 2012 and completely expired on November 7, 2012.

13.	Segment Information

We operate in one business segment, which encompass all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on the shipping location of our customers, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$35,475	$33,093	$100,001	$93,468

United States of America	82%	78%	76%	74%
France	10%	13%	14%	16%
Rest of Europe	7%	8%	8%	9%
Other	1%	1%	2%	1%

No customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2012 and 2011. No customer accounted for more than 10% of total gross accounts receivable at September 30, 2012 and December 31, 2011.

14.	Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. At September 30, 2012, we had no material outstanding contingent liabilities.

15.	Legal Proceedings

There have been no material developments in our material legal proceedings as previously disclosed in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2012. We are involved in various other lawsuits and claims arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. However, in view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to increased product adoption, product improvements, labeling changes, impact to our business from the Patient Protection and Affordable Care Act of 2010 (“ACA”), and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our current and next generation products; dependence on obtaining and maintaining reimbursement from domestic and foreign governments; effectiveness and safety of our product over the long term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls; litigation risks and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012, and our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, and those included elsewhere in this Form 10-Q.

Overview

We are the leader in the development of innovative device-based solutions in permanent birth control. We manufacture and market our proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control available based on a comparison of five-year clinical trial data. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure system as determined in our clinical study is 99.83% after five years of follow-up. We obtained approval to market the Essure system in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure system in November 2002. Approximately 690,000 women worldwide have undergone the Essure procedure.

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

Currently, local anesthesia is used as the predominant method of controlling discomfort during the Essure procedure. General anesthesia is not typically used unless required by hospital protocol, if requested by the patient, or based on the experience and comfort level of the physician. There is a three-month waiting period after the Essure procedure is completed, during which time the patient must continue to use an alternative form of birth control while tissue in-growth occurs. After three months, U.S. patients complete a confirmation test called a hysterosalpingogram, (“HSG”), which provides confirmation to the doctor and the patient of both the placement of the inserts and the occlusion of the fallopian tubes. Outside of the United States, the confirmation test entails a standard flat plate pelvic X-ray or transvaginal ultrasound (“TVU”) conducted three months after completion of the procedure, with a subsequent HSG if proper device location has not been confirmed.

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

Physician Penetration

We require physicians to be preceptored for three to five cases by a certified trainer before being able to perform the procedure independently. We continue to see an increase in the number of trained physicians or those who are in the process of training to perform the Essure procedure. The level of sales for the Essure system is related to the number of physicians trained to perform the procedure. However, we understand that a strong base of trained physicians does not necessarily correlate to a proportional increase in revenue. Furthermore, there are no revenues associated with the training activities. We do not charge a fee for the activity and no commitment arises for the physician from the preceptorship. In addition to training new physicians, we also focus on increasing Essure system utilization by those physicians who are already trained to perform the procedure.

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

In January 2012, we initiated the Essure TVU confirmation study. We believe that the 600-patient study will provide data to support a labeling change in the United States. This study is designed to evaluate TVU as a first-line confirmation test to verify proper placement of Essure inserts three months following the Essure procedure. TVU advantages for patients include the ability to return to the familiar setting of the physician’s clinic and avoid ionizing radiation associated with X-rays. TVU advantages for physicians include more control over the entire Essure procedure and improved patient compliance with the confirmation process. TVU is already approved as a first-line confirmation test outside of the United States.

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

In April 2012, the FDA approved the inclusion of 10 years of data on Essure effectiveness in commercial settings in the Essure system U.S. IFU and Patient Information Booklet (“PIB”). The FDA also approved inclusion of the full five-year clinical study results and effectiveness data in the IFU and PIB, which brought to a close the Essure clinical trials that began in 1998. The Essure system has maintained zero pregnancies among clinical trial subjects over five years. During the more than 10-year period in which Essure has been available commercially worldwide, we have collected records of all reported pregnancies from commercial use of the Essure system and their causes. Based on these reports, the Essure system’s 10-year commercial pregnancy experience tracks closely with its five-year clinical rate of 99.83%.

In July 2012, we announced that we have begun a 60-patient clinical trial with our next-generation Essure system. The new Essure system is designed to offer immediate, permanent contraception without a three-month waiting period or 90-day confirmation test. In most cases, a TVU will confirm placement immediately following the new Essure procedure and may be performed in the physician’s office. A satisfactory confirmation of proper placement will provide the patient the ability to rely upon Essure for immediate permanent contraception without the need for a secondary method of contraception for the first three months of wear. The clinical trial will evaluate the safety of the next-generation Essure system placement procedure and the three-month effectiveness of the new contraception technology. Data from the clinical trial will be used to initiate the IDE and CE Mark studies in 2013 for U.S. PMA supplement and CE Mark applications.

Reimbursement of the Essure System

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of September 30, 2012, we have received positive coverage decisions for the Essure system from most private insurers and from all of the 51 Medicaid programs and favorable Medicaid office reimbursement (defined as $1,700 or more) in 36 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure system by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

In Europe, we are implementing a strategic plan to obtain or maintain reimbursement in a number of European countries. In France, we have official reimbursement with recommendation from Haute Autorité de Santé for the Essure system. Effective October 1, 2010, the Ministry of Health in France issued controls for reimbursement on hysteroscopic sterilization. These controls changed reimbursement to permit coverage only for women 40 and over, which has negatively impacted our business in France. We are currently advancing all of our options to reinstate Essure reimbursement for women under age 40. While we are optimistic that a policy reversal will occur by the end of 2012, we are unable to predict this outcome with any certainty.

During 2009, we received a positive review from the National Institute for Health and Clinical Excellence in the United Kingdom recognizing the efficacy and safety of the Essure system. In addition we have been working closely with the Department of Health (“DOH”) to appropriately fund the adoption of hysteroscopic sterilization. Through these efforts, in February 2012, the DOH selected the Essure system as one of the innovative technologies that qualifies for the “Payment by Results” program. This represents a significant increase in reimbursement for the Essure system / hysteroscopic sterilization, raising the rate from approximately £274 per procedure in 2011 to a new reimbursement rate of £1,137. This new reimbursement rate took effect on April 1 2012.

Our Market

Birth control use in the United States is prevalent among a majority of women of reproductive age, defined as 15-44 years of age. The National Survey of Family Growth (“NSFG”), is a periodic survey that provides statistics on reproductive health in the United States and is conducted by the Centers for Disease Control and Prevention, National Center for Health Statistics. In 2012, NSFG published its most recent study entitled “Current Contraceptive Use in the United States, 2006–2010, and Changes in Patterns of Use Since 1995,” which includes new data for 2006-2010. According to the NSFG, during the period 2006-2010, of the 61.8 million women of reproductive age in the United States, 38.4 million used some form of birth control.

The 2006-2010 NSFG estimated that of the 38.4 million U.S. women of reproductive age who use some form of birth control, 14.0 million or 36% relied on a sterilization method for birth control, including tubal ligation, vasectomy and hysteroscopic sterilization, making permanent birth control the most common method of contraception in the United States. According to the 2006-2010 NSFG, approximately 91% of women in the United States who have chosen female sterilization, which includes tubal ligation and hysteroscopic sterilization, have birthed two or more children.

The 2006-2010 NSFG further estimated that approximately 24.4 million women in the United States use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Of those women, 43% chose oral contraceptives, 26% chose the male condom and 9% chose the Intrauterine Device (“IUD”). Of the 24.4 million women who use temporary methods of birth control, 9.0 million women state that they do not intend to have more children. We believe that by making these 9.0 million women aware of the benefits of a minimally invasive procedure, they will consider the Essure system in their continuum of family planning and opt for permanent birth control, rather than their current temporary method. This is our target market and we believe it is from this population that the incidence of sterilization procedures occurs.

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

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. Among other things, the ACA requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in January 2013. This legislation will have a significant impact on our business. We continue to prepare for the implementation of this tax and to evaluate its potential impact on our business in light of several uncertainties regarding its application. As we further prepare for implementation and as the taxing authorities clarify aspects of the application of the tax relevant to us, we will be in a better position to ascertain its impact on our business. This tax will be material to our financial results; however, we are still evaluating the impact.

Results of Operations – Three and Nine Months Ended September 30, 2012 and 2011

(in thousands, except percentages)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011		2012- 2011	2012		2011		2012- 2011
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	Amount	% (a)	% Change
Net sales	$35,475	100%	$33,093	100%	7%	$100,001	100%	$93,468	100%	7%
Gross profit	30,016	85%	27,345	83%	10%	82,975	83%	76,405	82%	9%
Research and development expenses	2,370	7%	2,144	6%	11%	7,058	7%	5,574	6%	27%
Selling, general and administrative expenses	22,447	63%	23,723	72%	-5%	71,915	72%	71,122	76%	1%
Total interest and other income (expense), net	(1,017)	3%	(1,660)	5%	-39%	(3,531)	4%	(4,833)	5%	-27%
Net income (loss)	2,284	6%	(2,902)	9%	-179%	(493)	0%	(5,375)	6%	-91%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $35.5 million for the three months ended September 30, 2012 as compared to $33.1 million for the three months ended September 30, 2011, representing an increase of approximately $2.4 million, or 7%. Net sales were $100.0 million for the nine months ended September 30, 2012 as compared to $93.5 million for the nine months ended September 30, 2011, representing an increase of approximately $6.5 million, or 7%. Domestic sales comprised 82% and 76% of our total sales in the three and nine months ended September 30, 2012 and 78% and 74% of our total sales in the three and nine months ended September 30, 2011, respectively. Revenue from domestic sales increased 13% in the three months ended September 30, 2012 as compared to domestic sales during the three months ended September 30, 2011 and increased 11% in the nine months ended September 30, 2012 as compared to the domestic sales during the nine months ended September 30, 2011. These increases are attributable to increased procedure volume, in line with stabilization in the number of OB/GYN physician office visits, increased domestic average selling prices and our sales force optimization, which refocused the organization and improved commercial execution during 2012.

International sales comprised 18% and 24% of our total sales in the three and nine months ended September 30, 2012 and 22% and 26% of our total sales in three and nine months ended September 30, 2011, respectively. The decrease was mainly attributable to the impact of unfavorable currency conversion as well as a lower volume of sales to our distributor in Spain.

Net sales by geographic region, based on the shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$35,475	$33,093	$100,001	$93,468
United States of America	82%	78%	76%	74%
France	10%	13%	14%	16%
Rest of Europe	7%	8%	8%	9%
Other	1%	1%	2%	1%

No customer accounted for more than 10% of total revenue for the three or nine months ended September 30, 2012 and 2011. No customer accounted for more than 10% of total gross accounts receivable at September 30, 2012 and December 31, 2011.

Gross Profit

Cost of goods sold for the three months ended September 30, 2012 was $5.5 million as compared to $5.7 million for the three months ended September 30, 2011, which was a decrease of $0.2 million, or 4%. Cost of goods sold for the nine months ended September 30, 2012 was $17.0 million as compared to $17.1 million for the nine months ended September 30, 2011, which was a decrease of $0.1 million, or 1%. Gross margin was 85% for the three months ended September 30, 2012, which represents an increase from 83% gross margin for the three months ended September 30, 2011. Gross margin for the nine months ended September 30, 2012 was 83%, which represents an increase from 82% gross margin for the nine months ended September 30, 2011. The gross margin increase was primarily due to manufacturing cost improvements as well as increased average selling prices, due to a higher percentage of domestic sales.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology.

Research and development expenses were $2.4 million in the three months ended September 30, 2012 as compared to $2.1 million in the three months ended September 30, 2011, which represents an increase of $0.3 million, or 14%. The increase in research and development is mainly related to our TVU clinical trial and the development of our next generation Essure system. As a percentage of net sales, research and development expenses for the three months ended September 30, 2012 was 7% as compared to 6% for the three months ended September 30, 2011.

Research and development expenses were $7.1 million in the nine months ended September 30, 2012 as compared to $5.6 million in the nine months ended September 30, 2011, which represents an increase of $1.5 million, or 27%. The main increases included approximately $0.8 million in personnel related expenses related to the expansion of our research and development team in connection with the development of our next generation Essure system and approximately $0.9 million related to our TVU clinical trial. These increases were partially offset by decreases of $0.2 million in consulting expenses. As a percentage of net sales, research and development expenses for the nine months ended September 30, 2012 was 7% as compared to 6% for the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended September 30, 2012 was $22.4 million as compared to $23.7 million for the three months ended September 30, 2011, which represents a decrease of $1.3 million, or 5%. This overall decrease was due to decreased sales expenses of $1.6 million and decreased general and administrative expenses of $0.8 million, partially offset by increased marketing expenses of $1.1 million. The decrease in sales expenses was due primarily to a decrease of $1.3 million of sales personnel expenses associated with the reduction in workforce in our U.S. field sales organization during the first quarter of 2012, a related decrease of $0.3 million in travel and a $0.3 million decrease in other sales related expenses. These decreases were partially offset by increased expenses of $0.3 million related to our Netherlands subsidiary, which was established in the fourth quarter of 2011. The decrease in general and administrative expenses was the result of decreased legal expenses of $1.6 million due to the conclusion of the Hologic legal case in July 2012. This decrease was partially offset by increased consulting expenses of $0.4 million and other general expenses of $0.4 million. The increase in marketing expenses was the result of an increase of $2.6 million in expenses related to our direct-to-consumer marketing campaign partially offset by a reduction of $1.5 million in other marketing campaigns and general marketing expenses. As a percentage of net sales, selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 represented 63% and 72%, respectively.

Selling, general and administrative spending for the nine months ended September 30, 2012 was $71.9 million as compared to $71.1 million for the nine months ended September 30, 2011, which represents an increase of $0.8 million, or 1%. This overall increase was a combination of higher marketing expenses of $4.6 million partially offset by decreases in sales expenses of $2.9 million and decreases in general and administration expenses of $0.9 million. The increase in marketing expenses was due to the direct-to-consumer marketing campaign, which had increased expenses of $7.1 million from the prior year period. This increase was partially offset by decreases of $2.5 million in the other marketing campaigns and general marketing expenses. Sales expenses decreased mainly due to the reduction in our U.S. field sales organization in the first nine months of 2012 resulting in decreased personnel related costs of $2.2 million and a related decrease of $1.1 million in travel. These decreases were partially offset by increased expenses of $1.1 million related to our Netherlands subsidiary, which was established in the fourth quarter of 2011. In addition, the decrease in general and administrative expenses was the result of decreased legal expenses of $2.2 million due to the conclusion of the Hologic legal case in July 2012. This decrease was partially offset by increased personnel-related expenses of $0.8 million and increased patent fees of $0.5 million. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 represented 72% and 76%, respectively.

Operating Income (Loss)

Operating income for the three months ended September 30, 2012 was $5.2 million as compared to $1.5 million for the three months ended September 30, 2011, which represents an increase of $3.7 million. This increase was primarily due to increased sales and reduced expenses.

Operating income was $4.0 million for the nine months ended September 30, 2012 as compared to an operating loss of $0.3 million for the nine months ended September 30, 2011. This change was primarily due to the increase in net sales relative to the increase in operating expenses.

Total Interest and Other Expense, net

Total interest and other expense, net for the three months ended September 30, 2012 was $1.0 million as compared to $1.7 million for the three months ended September 30, 2011 which represents a decrease of $0.7 million. Total interest and other expense, net for the nine months ended September 30, 2012 was $3.5 million as compared to $4.8 million for the nine months ended September 30, 2011 which represents a decrease of $1.3 million. The decrease for both the three and nine month periods was primarily due to lower interest expense as a result of the redemption of the 2027 Notes in February 2012. See Note 10 – Convertible Senior Notes in the Notes to Condensed Consolidated Financial Statements.

(Provision) Benefit for Income Taxes

For the three months ended September 30, 2012 and September 30, 2011 we recorded approximately $1.9 million and $2.7 million in income tax expense, respectively. For the nine months ended September 30, 2012 and September 30, 2011 we recorded approximately $1.0 million and $0.3 million of income tax expense, respectively. Our effective tax rate benefit for the nine months ended September 30, 2012 and 2011 was 200% and (5%), respectively.

The primary driver of the decrease in tax expense for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was partially the result of a decrease in shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than stock-based compensation recorded under ASC 718. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. A windfall arises when the tax deduction is more than stock-based compensation. Windfalls are generally recorded as increases to capital in excess of par value. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes. The decrease in tax expense related to shortfalls for the three month period ended September 30, 2012, has decreased our tax expense for the three months ended September 30, 2012. Additionally, the Company had accounted for a decrease in operating losses as of September 30, 2011 and reflected a catch up to tax expense for the three months ended September 30, 2011.

The change in the effective tax rate benefit for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 is primarily a result of the cumulative shortfalls that occurred in the nine months ended September 30, 2012 and recognition of the federal research and development credit that occurred in the nine months ended September 30, 2011. The increase in tax expense related to shortfalls for the nine month period ended September 30, 2012, has increased our estimated annual tax expense which produces a larger effective tax rate due to the small year-to-date profit before tax through September 30, 2012. The federal research and development credit from which we benefitted in 2011 has not been extended to 2012. As such, we were unable to record a benefit for the nine months ended September 30, 2012. Our effective tax rate for the nine months ended September 30, 2012 and 2011 differs from the federal statutory tax rate as a result of permanent book-tax differences including stock compensation, state taxes, and earnings taxed in foreign jurisdictions.

As of September 30, 2012, we did not have any valuation allowance on our U.S. federal deferred tax assets and had a total valuation allowance of $3.7 million against certain state and foreign deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal and state tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of September 30, 2012, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2005 to 2007 were examined and closed by the French tax authorities in 2008. The tax returns for our French subsidiary for the years ended 2008 through the current period are open to examination. The tax returns for our United Kingdom and the Netherland subsidiaries from inception through the current period are open to examination.

The amount of unrecognized tax benefits at September 30, 2012 was approximately $3.5 million, of which, if ultimately recognized, approximately $3.1 million would decrease the effective tax rate in the period in which the benefit is recognized.

We estimate that approximately $0.5 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of September 30, 2012, had an accumulated deficit of $160.8 million. Although we were profitable in the three months ended September 30, 2012, we experienced a net loss in 2011 and a net loss for the nine months ended September 30, 2012, and there is a risk we may not be able to maintain profitability going forward. We continue to expend substantial resources in the research and development, selling and marketing of the Essure system worldwide. We will remain in an accumulated deficit position unless and until sufficient net sales can be generated to offset expenses.

During the nine months ended September 30, 2012, we invested $41.2 million in time deposits, U.S. treasury bills, U.S. government bonds, commercial paper and corporate bonds. We sell investments as needed to meet the cash flow needs of our business. Accordingly, our investments in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of September 30, 2012, we had $36.3 million classified as short-term investments and $3.4 million classified as long-term investments. See Note 4 – Investments in the Notes to Condensed Consolidated Financial Statements.

We believe that we have sufficient resources to meet our cash requirements and current liabilities for the next 12 months. However, the successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and research and development activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

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

As of September 30, 2012, we had cash and cash equivalents of $29.7 million, compared to $42.2 million at December 31, 2011, a decrease of $12.5 million. Additionally, we had short-term and long-term investments of $39.6 million as of September 30, 2012, compared to $61.2 million at December 31, 2011. The decrease in cash and cash equivalents and short-term and long-term investments is primarily due to the redemption of our 2027 Notes in February 2012.

Sources and Uses of Cash

Our cash flows for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$2,919	$14,440
Net cash provided by (used in) investing activities	18,720	(8,903)
Net cash provided by (used in) provided by financing activities	(34,106)	447
Effect of exchange rate changes on cash and cash equivalents	(44)	170

Net increase (decrease) in cash and cash equivalents	$(12,511)	$6,154

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2012 was $2.9 million, as compared to $14.4 million, in the nine months ended September 30, 2011. Net cash provided by operating activities in the nine months ended September 30, 2012 was primarily related to:

•	Net loss of $0.5 million;

•

Non-cash related items of $13.7 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, amortization of debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Increase in accounts receivable of $4.4 million as a result of our increased sales;

•	Increase in inventories of $1.0 million;

•	Decrease in prepaid assets of $1.0 million primarily due to the timing of prepayments;

•	Decrease in deferred tax assets of $0.7 million primarily due to the quarterly tax provision;

•	Decrease in accounts payable of $5.0 million primarily related to timing of payments; and

•	Decrease in other accrued and long-term liabilities of $1.4 million due primarily to the decrease in interest payable.

Net cash provided by operating activities in the nine months ended September 30, 2011 was primarily related to:

•	Net loss of $5.4 million;

•

Non-cash related items of $17.0 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Decrease in accounts receivable of $1.7 million as a result of increased cash collections;

•	Increase in inventories of $0.9 million;

•	Decrease in prepaid assets of $0.8 million primarily due to the timing of prepayments;

•	Increase in deferred tax assets of $0.3 million primarily due to quarterly tax provision benefit related to the year to date book loss which is expected to offset taxable income in future quarters;

•	Decrease in accounts payable of $0.2 million primarily related to timing of payments;

•	Increase in accrued compensation of $0.7 million primarily due to the accrual for incentive payments as compared to prior year; and

•	Increase in other accrued and long term liabilities of $1.1 million primarily due to increase in deferred revenue.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was $18.7 million, primarily due to sales and maturities of investments of $62.4 million. These were partially offset by purchases of investments of $41.2 million and capital expenditures of $2.5 million primarily related to purchases of additional hysteroscopy and training equipment.

Net cash used in investing activities for the nine months ended September 30, 2011 was $8.9 million, primarily due to purchases of investments of $85.3 million and capital expenditures of $4.3 million primarily related to purchases of additional hysteroscopy and training equipment. The expenditures were partially offset by sales and maturities of investments of $80.5 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $34.1 million, primarily due to the $36.2 million used to redeem the 2027 Notes in February 2012 offset by $2.1 million provided by issuance of common stock under our stock programs.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $0.4 million primarily from the issuance of common stock from our stock programs.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Management believes that there have been no material changes during the nine months ended September 30, 2012 to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of September 30, 2012 we had short and long-term available-for-sale investments of $39.6 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of September 30, 2012. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the nine months ended September 30, 2012. As of September 30, 2012, a hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our available-for-sale investments. See Note 4 – Investments in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk

A portion of our net sales are denominated in the Euro and the British Pound. We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive income (loss). We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, we enter into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of September 30, 2012, we had foreign currency forward contracts to sell 4.6 million Euros in exchange for $5.5 million with maturity dates in October 2012. In addition, as of September 30, 2012, we had foreign currency forward contracts to sell 0.2 million British Pounds in exchange for $0.3 million with maturity dates from October 2012 through December 2012. As of September 30, 2012, all forward contracts were recorded at their fair value of $0.2 million in other current liabilities on our condensed consolidated balance sheet. We had outstanding short-term intercompany receivables of $5.8 million as of September 30, 2012. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of September 30, 2012, a potential loss in fair value resulting from a hypothetical 10 percent strengthening or weakening in the value of the U.S. Dollar relative to the Euro and British Pound would be approximately $0.6 million.

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

As of September 30, 2012, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in our material legal proceedings as previously disclosed in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2012. We are involved in various other lawsuits and claims arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. However, in view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 1A. Risk Factors

The risk factors included in our Annual Report as of December 31, 2011 on Form 10-K filed with the SEC on March 15, 2012 and the risk factors as of March 31, 2012 on Form 10-Q filed with the SEC on May 10, 2012 should be considered while evaluating Conceptus and our business. In addition to those factors and other information in this Form 10-Q, the following updates to the risk factors as of September 30, 2012 should be considered carefully while evaluating the Company and our business.

New regulations related to conflict minerals will force us to incur additional expenses and could make our supply chain more complex.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

Item 6. Exhibits

Number	Description

10.1	Employment Agreement, dated August 13, 2012 between Mr. David Chung and Conceptus Incorporated. (see the 8-K filed on 8/13)

10.2	Letter Agreement and Release of Claims, dated August 9, 2012 between Mr. Sam Trujillo and Conceptus Incorporated. (see the 8-K filed on 8/14)

10.3	Consultant Agreement, dated August 9, 2012 between Mr. Sam Trujillo and Conceptus Incorporated. (see the 8-K filed on 8/14)

10.4	Conceptus, Inc. David H. Chung Stock Option Agreement. (see the S-8 filed on 8/21)

10.5	Conceptus, Inc. David H. Chung Restricted Stock Unit Award Agreement. (see the S-8 filed on 8/21)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2012

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt Executive Vice President, Operations and Chief Financial Officer