Form 10-K
period 2012-12-31
CONCEPTUS INC
filed 2013-03-08
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2012 was $393,313,630 based upon the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2012. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 32,542,457 shares of registrant’s Common Stock issued and outstanding as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CONCEPTUS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Overview

We are a leader in the development of innovative device-based solutions in permanent birth control. We manufacture and market our proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control available based on a comparison of five-year clinical trial data. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure system as determined in our clinical study is 99.83% after five years of follow-up. We obtained approval to market the Essure system in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure system in November 2002. Approximately 730,000 women worldwide have undergone the Essure procedure.

We sell the Essure system directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), in the United Kingdom through our wholly owned subsidiary Conceptus Medical Limited (“CML”) and in the Netherlands through our wholly owned subsidiary Conceptus B.V. (“BV”). In the rest of the world, we primarily sell indirectly through a network of distributors.

We operate in one business segment. We had net sales of $140.7 million, $127.0 million and $140.7 million and net income (loss) of $5.4 million, $(7.9) million and $82.0 million in the years ended December 31, 2012, 2011 and 2010, respectively, and total assets of $243.0 million and $263.6 million as of December 31, 2012 and 2011, respectively. Net sales information based on geographic regions is provided in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

The Essure System

The Essure insert is designed to place a small, flexible coil into each fallopian tube during a single procedure using a hysteroscope, an instrument that allows visual examination of the cervix and uterine cavity, and our minimally invasive delivery system. The delivery system consists of a disposable plastic handle connected to our proprietary guidewire and catheter system. The insert is constructed of a stainless steel inner coil, a dynamic outer coil made from a nickel titanium alloy called Nitinol, which is commonly used in many medical devices and permanent implants, and a layer of polyethylene terephthalate, or polyester fibers, wound between the inner coils. Using the hysteroscope for guidance, the delivery catheter is guided through the uterus and into the opening of the fallopian tube. Once the physician has properly positioned the delivery system in the fallopian tube, the physician releases the insert. When released, the insert automatically expands to the contours of the fallopian tube and anchors itself in place. During a three-month period, the polyester fibers within the insert elicit a localized, benign tissue in-growth that occludes, or blocks, the fallopian tubes, thereby preventing conception.

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

Benefits for the patients:

•	Proven five-year effectiveness rate of 99.83%;

•	Procedures is performed in the comfort of the doctor’s office in less than 10 minutes (average hysteroscopic time);

•	No risks associated with incisions or general anesthesia (common in tubal ligation procedures);

•	No hormones;

•	Short recovery time – most women are discharged within 45 minutes and return to normal activities within 24 hours or less as opposed to 4-6 days for a tubal ligation;

•

Confirmation – three months after the Essure procedure, a doctor is able to perform an HSG to confirm that the inserts are properly placed and the fallopian tubes are fully blocked, permitting the patient to rely on the Essure procedure for permanent birth control; and

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

Benefits to the payers:

•	Lower cost procedure compared to tubal ligation when performed in the physician’s office due to reduced use of general or regional anesthesia and reduced number of post-operative hospital stays;

•	Elimination of certain costs – no operating room expenses because the procedure can be performed in the physician’s office;

•	Cost savings resulting from the potential reduction of unplanned pregnancies; and

•	Most effective form of permanent birth control available, based on comparison of five-year clinical study data.

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

Our Clinical Progress

Since our phase II clinical trial of the Essure system in 1998, we have made improvements with each new model of the Essure procedure in terms of bilateral placement rate and/or hysteroscopic procedure time. Our current ESS305 model has a successful bilateral placement rate of 96.9% and a procedure time of less than 10 minutes. The following chart sets forth bilateral placement rate and hysteroscopic procedure time for each of the identified trial or Essure models.

	Phase II	Pivotal	ESS 205	ESS 305
Bilateral Placement Rate	86.0%	86.0%	94.6%	96.9%
Hysteroscopic Procedure Time	18 minutes	13 minutes	17 minutes	less than 10 minutes

The Essure system has ten years of experience as the first commercialized method of hysteroscopic sterilization. The following chart summarizes our clinical studies and notes the key study endpoints.

November 1998	Phase II clinical study of safety and preliminary effectiveness of the Essure system commences.	The number of women in whom at least one of two Essure inserts was placed totaled 682 between the two clinical trials. At three month follow-up, 647 women began relying on the Essure device as a method of permanent birth control. Based on clinical data, the Essure procedure has been demonstrated to be 99.83% effective after five years of follow-up. The Essure procedure has proven to have high patient satisfaction in our clinical trials. Clinical data submitted to the FDA in our Annual Reports show that Phase II study patients’ tolerance to wearing the Essure device up to five years was rated as “good” to “excellent” in 99% of women at all visits. Among women from our Pivotal trial who have worn the inserts up to five years, at least 99% reported their comfort with the Essure device as “good” to “excellent” at all visits.
May 2000	Pivotal (Phase III) clinical trial commences. The clinical endpoints of the study include safety, effectiveness and patient satisfaction.
February 2001	Approval to affix CE Mark for the European markets.
April 2002	PMA application submitted to the FDA for approval.
November 2002	Approval from FDA to market Essure procedure in the United States.
March 2005	ESS205 Post Approval Study completed and final report submitted to FDA for approval.	Based on the ESS205 post-approval study, the Essure procedure has a 94.6% first procedure bilateral placement rate. The bilateral placement rate is based on the number of women who are able to have two Essure inserts successfully placed in their fallopian tubes at the time of their initial procedure. Three months later, the Essure Confirmation Test documents whether they can rely on Essure for contraception.
June 2007	FDA approved a PMA supplement for a modified delivery system, ESS305.
June 2009	ESS305 Post Approval Study completed and final reports submitted to FDA.	Based on the ESS305 post-approval study, the Essure procedure has a 96.9% first procedure bilateral placement rate.

New Indications and Product Updates

In January 2012, we initiated the Essure TVU confirmation study and completed enrollment in October 2012. We believe that the 600-patient study will provide data to support a labeling change in the United States. This study is designed to evaluate TVU as a first-line confirmation test to verify proper placement of the Essure inserts three months following the Essure procedure. TVU advantages for patients include the ability to return to the familiar setting of the physician’s clinic and avoid ionizing radiation associated with X-rays. TVU advantages for physicians include more control over the entire Essure procedure and improved patient compliance with the confirmation process. TVU is already approved as a first-line confirmation test outside of the United States.

In February 2012, the FDA approved labeling changes pertaining to the use of bipolar radio frequency NovaSure® Impedance Controlled Endometrial Ablation System following the placement of the Essure inserts and a successful Essure Confirmation Test. NovaSure is a global endometrial ablation (“GEA”) technology that treats menorrhagia, abnormally heavy menstrual bleeding. The expanded label change followed our reaching an agreement with the FDA on a post-approval study protocol, and enabled us to expand our U.S. IFU label. The Essure procedure is now approved to be safe and compatible with all the major GEA technology options including NovaSure, GYNECARE THERMACHOICE® Uterine Balloon Therapy System and Hydro ThermAblator® System. Because pregnancy following a GEA procedure can be dangerous to mother and fetus, effective birth control is vital and many patients are advised to consider permanent birth control, such as Essure. As a condition of approval for the GEA labeling change, Conceptus is conducting a 200 patient study to confirm the effectiveness of the Essure procedure following GEA therapy.

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

In July 2012, we began a 60-patient clinical trial with our next-generation Essure system. The new Essure system is designed to offer immediate, permanent contraception without a three-month waiting period or 90-day confirmation test. In most cases, a TVU will confirm placement immediately following the new Essure procedure and may be performed in the physician’s office. A satisfactory confirmation of proper placement will provide the patient the ability to rely upon Essure for immediate permanent contraception without the need for a secondary method of contraception for the first three months of wear. The clinical trial will evaluate the safety of the next-generation Essure system placement procedure and the three-month effectiveness of the new contraception technology. We expect to use data from the clinical trial to initiate the IDE and CE Mark studies in 2013 for U.S. PMA supplement and CE Mark applications.

The Essure system has been in the market for a decade. At this milestone, we now have 10 years of post-market surveillance data that explores the product’s successful commercial use by more than 730,000 women worldwide. The results track closely with our clinical trial data and support Essure as a safe, established and highly effective procedure in the commercial setting.

Reimbursement of the Essure System

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of December 31, 2012, we have received positive coverage decisions for the Essure system from most private insurers and from all of the 51 Medicaid programs and favorable Medicaid office reimbursement (defined as $1,700 or more) in 37 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure system by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians navigate reimbursement issues. As with all healthcare plans, coverage will vary and will be dependent upon the individual’s specific benefit plan.

Effective January 1, 2013, national average payment for hysteroscopic sterilization per the Centers for Medicare and Medicaid Service’s (“CMS”) Medicare Physician Fee Schedule is $443 when performed in a hospital (facility) and $1,965 when performed in a physician’s office (non-facility). The Current Procedural Terminology (“CPT”) code for hysteroscopic sterilization is 58565. The 2013 Medicare national average payment for hospital outpatient reimbursement amounts for CPT 58565 will be $3,406, which also includes the cost of the implant. In 2013, the Medicare national average payment for CPT 58565 in the ambulatory surgery center will be $1,911, which also includes the cost of the implant.

On June 28, 2012, the U.S. Supreme Court upheld the majority of the Patient Protection and Affordable Care Act of 2010 (“ACA”), including the preventive health services provisions. As a result, all FDA approved contraceptive methods, including permanent birth control methods such as the Essure system, must be made available without cost to women under all private insurance plans. Under the ACA, private health plans are required to begin covering contraceptive services in new plan years starting on or after August 1, 2012. Currently, most insurance plans already cover the Essure system with a reasonable co-pay, subject to annual deductible requirements. While we cannot yet predict how our business will be impacted by the ACA, we believe it will benefit our patients and our business in the long term.

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

During 2009, we received a positive review from the National Institute for Health and Clinical Excellence in the United Kingdom recognizing the efficacy and safety of the Essure system. In addition we have been working closely with Department of Health (“DOH”) to appropriately fund the adoption of hysteroscopic sterilization. Through these efforts the DOH has selected the Essure system as one of the innovative technologies that qualifies for the “Payment by Results” program. This represents a significant increase in reimbursement for the Essure system/ hysteroscopic sterilization, raising the rate from approximately £274 per procedure in 2011 to a new reimbursement rate of £1,137. This new reimbursement rate took effect on April, 1 2012.

In France, we obtained official reimbursement with recommendation from Haute Autorité de Santé for the Essure system. Effective December 14, 2012, the Ministry of Health in France removed reimbursement restrictions on the Essure system for all women seeking permanent contraception. This decision overturned a previous ruling that restricted French health insurance reimbursement of the hysteroscopic sterilization procedure for women under the age of 40, which went into effect on October 1, 2010.

Our Market

Birth control use in the United States is prevalent among a majority of women of reproductive age, defined as 15-44 years of age. The National Survey of Family Growth (“NSFG”), is a periodic survey that provides statistics on reproductive health in the United States and is conducted by the Centers for Disease Control and Prevention, National Center for Health Statistics. In 2012, NSFG published its most recent study entitled “Current Contraceptive Use in the United States, 2006–2010, and Changes in Patterns of Use Since 1995”, which includes new data for 2006-2010. According to the NSFG, during the period 2006-2010, of the 61.8 million women of reproductive age in the United States, 38.4 million used some form of birth control.

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

The 2006-2010 NSFG further estimated that approximately 24.4 million women in the United States use temporary methods of birth control, such as oral contraceptives, condoms, implants and injectables. Of those women, 43% choose oral contraceptives, 26% choose the male condom and 9% choose an Intrauterine Device (“IUD”). Of the 24.4 million women who use temporary methods of birth control, 9.0 million women state that they do not intend to have more children. We believe that by making these 9.0 million women aware of the benefits of a minimally invasive procedure, they will consider the Essure system in their continuum of family planning and opt for permanent birth control, rather than their current temporary method. This is our target market and we believe it is from this population that the incidence of sterilization procedures occurs.

Based on third-party data and our estimates of the incidence of sterilization procedures, we believe there were approximately 590,000 tubal ligations and hysteroscopic sterilization procedures performed in the United States in 2012.

Based on data from the 2006-2010 NSFG, the following chart summarizes birth control methods using contraception in the United States:

	Age 30-34	Age 35-39	Age 40-44
Method:
Female Sterilization	30%	37%	51%
Pill	25%	17%	10%
Condom	15%	12%	9%
Vasectomy	9%	17%	20%
All others	21%	17%	10%

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

Sales and Marketing

The key components of our sales and marketing strategy are to educate, train and certify physicians to perform the Essure procedure, and to generate awareness of the Essure system among women and physicians that results in its increased adoption.

In training physicians, we seek to move physicians through three stages: preceptorship, certification and certified in-office. Once physicians are trained and certified, we focus on increasing their utilization of the Essure system.

We believe a physician’s office is the best site of service for the Essure system because of the numerous benefits to patients, physicians and insurance payers. Compared to a hospital setting, the patient is typically more comfortable in an office setting, the physician is more economically and logistically efficient, and the payer or state incurs lower costs.

Through the use of direct-to-consumer (“DTC”) advertising, digital marketing strategies and public relations, we intend to continue increasing awareness of the Essure system among consumers. Our national, ongoing DTC campaign focuses on print and digital media and targets the women in the U.S. who are considering a tubal ligation or use temporary contraception and who do not intend to have more children.

We distribute the Essure system in the United States through our direct sales force, whose primary goals are to increase the physician base and grow the number of Essure procedures performed, facilitate an increase in the number of Essure procedures performed in the physician’s office, and to increase our existing market share against competitive methods of permanent birth control.

Internationally, we sell the Essure system through a combination of direct sales forces and distribution networks.

Additionally, we have a robust publication profile of more than 250 clinical publications including global peer-reviewed articles, journal supplements and scientific meeting abstracts and videos related to the Essure system and hysteroscopic sterilization. We continue to attend and present new data at key scientific meetings including the American Association of Gynecologic Laparoscopists (AAGL), American College of Obstetricians, Gynecologists (ACOG), the European Society for Gynaecologic Endoscopy (ESGE), and other women’s healthcare societies.

Manufacturing

We build product samples for research and development, clinical and pilot-line manufacturing at our facility in Mountain View, California. We have two, third-party original equipment manufacturers (“OEMs”) located in Mexico, that manufacture the Essure system for commercial use at their facilities.

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

We have decided to internalize future manufacturing expansion of the Essure system with operations in Costa Rica. On July 9, 2012, we established a subsidiary in Costa Rica, Conceptus Costa Rica S.R.L (“CCR”), and in November 2012, we entered into a build-to-suit lease agreement for a production facility in Heredia, Costa Rica. We intend to install a production line and begin validation in the second half of 2013 in preparation for an FDA regulatory submission in the first half of 2014.

Research and Development

Research and development expenses for 2012, 2011, and 2010 were approximately $9.9 million, $8.0 million, and $6.9 million, respectively. We intend to continue to focus our research and development efforts on the development of new product designs and enhancements and clinical trial activities.

We are currently developing our next generation Essure product that would offer all of the design advantages of the current Essure device, but also would enable immediate occlusion at the time of confirmed placement. If successful, this product would eliminate the need to have a three-month HSG confirmation test and the need for a second method of contraception during the three-month waiting period. We are also developing an improved version of the Essure product that incorporates ease of use enhancements. In addition, we have completed enrollment in our U.S. TVU study as of October 2012. The TVU confirmation test, if approved in the United States, would offer a less invasive in-office alternative to the HSG confirmation test for patients.

Intellectual Property

Our policy is to protect our proprietary position aggressively by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. We have filed numerous utility patents for current and potential products including the use of our product in multiple clinical applications. We have pursued patents for additional inventions and developments. As of February 7, 2013, we had 41 U.S. patent applications pending, 52 U.S. issued patents, 42 foreign and/or international patent applications pending and 58 issued foreign patents resulting in more than 112 nationalized patents in countries, including Australia, Brazil, Canada, China, Costa Rica, Europe (Belgium, Finland, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, UK), China, Hong Kong, Korea Japan, and Mexico. These issued patents, having been filed at various times, have different expiration dates. Our issued patents include claims relevant to transcervical fallopian tube occlusion devices and methods, guidewire manipulation, guidewire design, fallopian tube visualization, hysteroscopic stabilization device, radiation therapy, hysterosalpinography, articulating endoscopes, electrosurgical instruments and delivery mechanisms for tubal occlusion devices. The pending applications describe various aspects of our proprietary tubal access platform technology, including claims specific to our Essure permanent birth control tubal occlusion device.

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

In 2009, we acquired the intellectual property assets, including patents and licenses of Ovion Inc., a wholly owned subsidiary of American Medical Systems, Inc., (“AMS”). In connection with the purchase, AMS and Ovion released us from any and all current and future domestic and international royalty obligations under such licenses, including the obligations under a previous patent infringement settlement agreement with Ovion that had required us to make royalty payments to AMS.

On April 20, 2012, we reached an agreement with Hologic Inc. to settle our ongoing patent infringement litigation related to Hologic’s Adiana Permanent Contraception System. The settlement agreement resolved all outstanding litigation between the companies. In conjunction with this settlement, Hologic agreed to remove its Adiana system from the worldwide permanent birth control market by May 18, 2012. In consideration, we relieved Hologic of the $18.8 million payment for monetary damages awarded to us as part of an October 17, 2011 jury verdict. Both companies agreed to withdraw their respective appeals. Additionally, we received a non-exclusive license to the technology related to Hologic’s Adiana system, limited to use in the field of permanent birth control.

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

The Essure system received FDA PMA approval for commercialization in the United States on November 4, 2002. The FDA reviewed our PMA submission on an expedited basis because, as stated by the FDA, “it offers significant advantages over existing approved alternatives for permanent birth control.” We received approval to commercialize the latest model of our Essure system on June 15, 2007. For the current Essure system, we were also required to conduct a post approval study in the United States to evaluate placement rates. We are required to provide information to the FDA on death or serious injuries which our medical devices have allegedly caused or with which they have been associated, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. If the FDA believes that a company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees.

Our Mountain View, California facility underwent an International Organization for Standardization (“ISO”) inspection in September 2012 which resulted in continuing approval and ISO certification through May 2013. In December 2010 / January 2011 we underwent an FDA audit; all findings from the audit were satisfactorily addressed.

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

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. Among other things, the ACA requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in January 2013. This legislation will have a significant impact on our business. This excise tax applies to our products sold in the United States and will be recorded in our cost of sales. U.S. net product sales represented 78% and 76% of our worldwide net product sales in fiscal 2012 and 2011, respectively.

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

Competition

The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we need to continue to demonstrate the advantages of our Essure system compared to both well-established and new alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our product and technology. In marketing the Essure system, we compete with or expect to compete with:

•	other methods of permanent contraception;

•

other methods of non-permanent contraception, including devices such as intrauterine devices, or IUDs, vaginal rings, condoms and prescription drugs such as the birth control pill, injectable and implantable contraceptives and patches; and

•

other companies developing permanent contraception devices that are similar to the Essure system, other surgical procedures for permanent birth control, mechanical devices and other contraceptive methods, including existing methods of reversible birth control for both women and men.

Many of our competitors have access to greater resources required to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with the Essure system. Our competitive position also depends on:

•	widespread awareness, acceptance and adoption of our Essure system;

•	our ability to respond promptly to medical and technological changes through the development and commercialization of new products;

•	availability of coverage and reimbursement from third-party payers, insurance companies and others for the Essure system;

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

Employees

As of December 31, 2012, we had 286 full-time employees, consisting of 24 in manufacturing and quality assurance and engineering, 23 in research and development, 192 in sales and marketing and 47 in general and administrative functions worldwide. We generally depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our strategic objectives. Our success will also depend on our ability to attract and retain additional highly qualified personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

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

We are dependent on the Essure system, which is currently our only commercial product. If the Essure system fails to gain market acceptance, our business will suffer.

We are dependent on the Essure system, which is currently our only commercial product and constitutes most all of our sales revenues. Since receiving FDA approval to market the Essure system in November 2002, the Essure system has gained market share in the contraception market, especially in the permanent birth control market. However, the contraception market remains dominated by procedures that are well established among physicians and patients and are routinely taught to new physicians. As a result, we believe that recommendations and endorsements by physicians continue to be essential for market acceptance of our product. Physicians and patients may not accept our product and we may not be able to obtain their recommendations or endorsements in sufficient amounts to regain and sustain profitability. The provision of permanent birth control (“PBC”) is diffuse, with over 30,000 U.S. gynecologists and many other general practitioners performing PBC procedures. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks. If the Essure system does not achieve significant market acceptance among physicians, patients and healthcare payers, even if reimbursement levels are sufficient and necessary U.S. and international regulatory approvals are maintained, we may fail to achieve significant revenues or regain and sustain profitability. Moreover, without additional product offerings our business may be negatively impacted.

If we are unable to compete effectively, demand for the Essure system may be reduced.

The medical device industry is highly competitive and is characterized by rapid and significant technological change. To compete successfully, we need to continue to demonstrate the advantages of our Essure products and technologies over both new and well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. As we market the Essure system, we compete with:

•	other methods of birth control, in particular tubal ligation;

•	other companies that may be developing birth control devices that are similar to or otherwise compete with the Essure system;

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

Many of our competitors have access to greater resources to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with the Essure system. Our competitive position also depends on:

•	widespread awareness, acceptance and adoption of our Essure system;

•	our ability to respond promptly to medical and technological changes through the development and commercialization of new products;

•	availability of coverage and reimbursement from third-party payers, insurance companies and others for the Essure system;

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

These and other competitive factors may render the Essure system obsolete or noncompetitive or reduce demand for the Essure system, each of which could be material.

Our marketing and advertising programs may not be successful.

Our marketing and advertising programs, which are aimed at increasing physician and consumer awareness for our Essure system, are generally costly and may have limited success. Consumer campaigns require consumers to make contact with an Essure trained physician, be preauthorized for insurance reimbursement and then be scheduled for the procedure. Many of these steps are not within our control, and the advertising programs may not result in revenue generation commensurate with their costs. Physicians are busy and have little time to spend with their patients. Our marketing and advertising programs directed at physicians may not be effective at encouraging the physicians to discuss the Essure system with their patients and thus may not be cost effective.

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

We rely on a third party to perform shipping and other logistics functions on our behalf. A failure or disruption at our logistics provider would adversely impact our business

Customer service is a critical element of our sales strategy. We utilize third-party logistics providers to handle our logistics and shipping activities in both the United States and France. If any of our logistics providers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our goods, shipments to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

Our intellectual property rights may not provide meaningful commercial protection for the Essure system, which could enable third parties to use our technology, or very similar technology, and could impair our ability to compete in the market.

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

We may in the future be a party to patent litigation, which is costly and diverts our management’s attention, and we may be subject to additional patent litigation in the future.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may in the future become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office, to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

An adverse determination in new litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the Essure system.

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

Market acceptance of the Essure system in the United States and other countries is dependent upon the medical device purchasing practices of our customers, patient demand for our products and procedures and the reimbursement of patient’s medical expenses by government healthcare programs and third-party payers. The continuing uncertainty surrounding the global economy has caused and may continue to cause the purchasers of medical devices to decrease their medical device purchasing activities. Global economic issues could result in delayed payment of Essure purchases. Economic uncertainty has and may result in cost-conscious consumers making fewer elective trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third party payers around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse economic conditions continue, our business and prospects may be adversely affected.

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

Our revenues and results of operations have in the past and will likely vary in the future from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	the extent to which the Essure system gains market acceptance;

•	the rate at which physicians are trained to perform the Essure procedure;

•	our ability to increase physician utilization rates of the Essure system;

•	the timing of sales of our products and services;

•	actions relating to reimbursement matters;

•	increases in sales and marketing, product development or administration expenses;

•	the rate at which we establish U.S. and international distribution or marketing partners and the degree of their success;

•	the introduction and marketing of competitive products;

•	costs related to acquisitions of technology or businesses;

•	trends in OB/GYN physician office visits; and

•	foreign exchange fluctuations.

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

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	published studies and reports relating to market share of our product compared to competitor products;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the worldwide economy;

•	announcements of technological innovations:

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation;

•	results of clinical investigations for both approved and experimental aspects of the Essure system; and

•	developments in relationships with our customers and suppliers.

In addition, the stock market in general and the markets for shares of “high-tech” companies have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

We have been in a cumulative net loss position since inception, and we may not be able to remain profitable in the future.

We have been in a cumulative net loss position since inception. Although we earned net income for fiscal 2012, we may again incur operating losses, particularly on a quarterly basis as we continue sales and marketing efforts globally and engage in research and development activity for the development of our next generation of Essure products. An operating loss may occur if sufficient revenues are not generated to offset expenses. Losses have caused and may continue to cause our stockholders’ equity and net current assets to decrease. Our inability to remain profitable would likely negatively impact the market price of our common stock and our ability to satisfy our obligations in the future.

Our future liquidity and capital requirements are uncertain.

As we market the Essure system on a wide scale basis, we may require additional financing and therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity or debt financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our selling and marketing activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	the rate of product adoption by doctors and patients;

•	obtaining government and third-party reimbursement for the Essure system;

•	the liquidity of private insurance systems, as well as the timeliness of payments of government management reimbursement systems;

•	our ability to maintain our days sales outstanding;

•	the resources devoted to increasing manufacturing capacity to meet commercial demands;

•	mergers and acquisitions activity, if any;

•	the resources devoted to developing and conducting sales and marketing and distribution programs; and

•	the progress and cost of product development programs.

Our liquidity could be negatively impacted by adverse conditions in the financial markets.

As of December 31, 2012, we had unrestricted cash and cash equivalents of $29.5 million. In addition we maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale. As of December 31, 2012 we had short and long-term investments of $53.6 million recorded at fair value. Cash and cash equivalents if invested are in interest bearing money market funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States and traditional money market funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

If the effectiveness and safety of the Essure system are not supported by long-term data, we may not achieve or sustain market acceptance and we could be subject to liability.

The Essure procedure has undergone two clinical studies, Phase II and Pivotal Trials, which have evaluated its safety and effectiveness. Current labeling includes Essure’s five-year effectiveness rate of 99.83%; data beyond five years has been collected and is currently undergoing analysis. Two additional studies have evaluated safety and bilateral placement in the commercial environment. In 2010, the third generation of the Essure procedure, or ESS305, received FDA approval for an improved bilateral placement rate of 96.9%, an improvement from the previous generation device’s 94.6% bilateral placement rate and an improved hysteroscopic time of less than 10 minutes reduced from the previous generation Essure’s thirteen minute hysteroscopic time. If long-term studies or clinical experience indicate that the Essure system is less effective or less safe than our current data suggest, we may not achieve or sustain market acceptance and/or we could be subject to significant liability.

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

If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. If the FDA or another regulatory agency determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion.

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

For example, our business had been negatively impacted by an October 2010 Ministry of France ruling that restricted the reimbursement of hysteroscopic sterilizations including our Essure system until these reimbursement restrictions were recently removed effective December 14, 2012.

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

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, trends toward managed care, reductions in Medicare and Medicaid programs, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The effect of U.S. health care reform on our business is uncertain, including the implementation of the Patient Protection and Affordable Care Act (“ACA”) adopted in March 2010. Among other things, the ACA requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. This excise tax applies to our products. U.S. net product sales represented 78% and 76% of our worldwide net product sales in fiscal 2012 and 2011, respectively. Various healthcare reform proposals have also emerged at the state level. The ACA and other future legislation could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our costs of doing business. The impact of current and future healthcare reform measures could have a material adverse effect on our business, results of operations and/or financial condition. Public debate of these issues will likely continue in the future. Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could:

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

We have two third-party subcontractor manufacturers in Mexico that produce products for the Essure system. In April 2004, we received FDA approval to begin manufacturing the Essure product at Accellent, Inc. In September 2009, we received FDA approval for FlexMedical (formerly Avail Manufacturing) to begin manufacturing product for the Essure system, as a second subcontractor manufacturing site.

We cannot assure you that we, our contract manufacturers, component suppliers or other subcontractors will be able to maintain compliance with all regulatory requirements. The failure by us or our contract manufacturers, component suppliers or other subcontractors to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, in the case of our contract manufacturers, component supplier or subcontractor, until a new manufacturer, supplier or subcontractor has been identified and evaluated. In addition, our failure to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Furthermore, we cannot assure you that if we find it necessary to engage new manufacturers, suppliers or subcontractors to satisfy our business requirements that we will be able to locate new manufacturers, suppliers or contractors who are in compliance with regulatory requirements. Our failure to do so could have a material adverse effect on our business. In addition, our new Costa Rican manufacturing plant will require qualification and FDA approval. If we fail to qualify the plant or incur any delays this could have a material adverse impact on our business.

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

Although a majority of our revenue and operating expenses are denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), a portion of our revenue and operating expenses are in foreign currencies. As a result, we are subject to currency risks that could adversely affect our operations, including:

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

Disruption of critical information systems or material breaches in the security of our systems could harm our business, customer relationships and financial condition.

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

Our business requires us to use and store customer, employee and business partner personally identifiable information (“PII”). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.

Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could adversely affect our business

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of the Company’s products and services could decrease. We would also be exposed to a risk of loss or litigation and potential liability, which could result in a material adverse effect on our business, results of operations and financial condition.

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

The FASB and International Accounting Standards Board (“IASB”) have announced their commitment to achieving a single set of high-quality global accounting standards, and the SEC continues to encourage the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) in order to narrow the differences between the two sets of standards. In 2010, the SEC announced a Work Plan, the results of which will aid the Commission in its evaluation of the impact that the use of IFRS by U.S. companies would have on the U.S. securities market. Included in this Work Plan is consideration of IFRS, as it exists today and after the completion of various convergence projects currently underway between U.S. and international accounting standards-setters. In July 2012, the SEC issued its final Staff Report on the Work Plan, summarizing the objectives as well as the efforts and observations as of that time. In addition to considering the information obtained through execution of the Work Plan, the SEC will continue to assess the progress on the FASB’s and IASB’s current convergence projects before deciding on whether to incorporate IFRS into the U.S. financial reporting system, and if so, when and how. If the SEC determines to incorporate IFRS into the U.S. financial reporting system, the first time that U.S. companies would report under such a system would be no earlier than 2015. The adoption of IFRS and/or the effects of accounting standards convergence could significantly alter the presentation of our financial position and results of operations in our financial statements.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to conduct diligence, and to disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including gold. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses.

Our corporate headquarters are located in California, a seismically active region. A natural disaster in any of our major markets in North America or Europe could have a material adverse impact on our operations, operating results and financial condition. Further, any unanticipated business disruption caused by Internet security threats, damage to global communication networks or similar events could have a material adverse impact on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Mountain View, California, where we lease a building occupying approximately 58,242 square feet of office, research and development and manufacturing space. This lease commenced in July 2009 and will terminate in July 2013.

In November 2012, we entered into a build-to-suit lease agreement in Milpitas, California. This new lease will be for our corporate headquarters once our current lease expires. The new lease is for a building of approximately 72,580 square feet of office, research and development and manufacturing space. This lease commences in July 2013 and will terminate in July 2023.

In Versailles, France we have approximately 4,703 square feet of office space. This lease commenced in February 2009 and will terminate in February 2018.

In November 2012 we entered into a build-to-suit lease agreement for a new production facility in in Heredia, Costa Rica. The lease is for 15,446 square feet of manufacturing space. Once preparation of the space by the landlord is complete in February 2013, the lease will commence and will terminate in February 2020.

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

	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$22.50	$18.27
Third Quarter	$20.96	$16.88
Second Quarter	$20.20	$13.00
First Quarter	$15.25	$11.34

Year Ended December 31, 2011:
Fourth Quarter	$13.85	$9.68
Third Quarter	$12.73	$9.75
Second Quarter	$15.70	$10.31
First Quarter	$15.44	$12.56

As of February 28, 2013 there were 88 stockholders of record and the last reported sale price of our common stock was $22.33.

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

Performance Graph

The following graph compares the five year cumulative total stockholder return for the Company’s common stock, assuming reinvestment of all dividends, for the period from December 31, 2007 to December 31, 2012 to that of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The graph assumes that $100 was invested on December 31, 2007 in the Company’s common stock and in each of the comparative indices.

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

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents our selected consolidated financial data. This historical data should be read in conjunction with the attached consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this report. The selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements and the related notes, which are included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements and the related notes, which are not included in this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008 (1)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$140,731	$126,981	$140,660	$131,407	$101,977
Cost of goods sold	23,483	22,597	26,851	24,048	21,650

Gross profit	117,248	104,384	113,809	107,359	80,327

Operating expenses:
Research and development	9,916	7,985	6,895	7,080	6,788
Selling, general and administrative	93,973	99,491	97,365	85,636	72,685

Total operating expenses	103,889	107,476	104,260	92,716	79,473

Operating income (loss)	13,359	(3,092)	9,549	14,643	854
Total interest and other income (expense), net	(4,625)	(6,826)	(6,250)	(6,340)	(4,764)

Income (loss) before provision (benefit) for income taxes	8,734	(9,918)	3,299	8,303	(3,910)
Provision (benefit) for income taxes	3,357	(1,982)	(78,692)	358	(24)

Net income (loss)	$5,377	$(7,936)	$81,991	$7,945	$(3,886)

Net income (loss) per share:
Basic	$0.17	$(0.25)	$2.64	$0.26	$(0.13)
Diluted	$0.16	$(0.25)	$2.59	$0.25	$(0.13)
Shares used in per share amounts:
Basic	31,545	31,204	31,031	30,572	30,216
Diluted	32,737	31,204	31,682	31,252	30,216

	December 31,
	2012	2011	2010	2009	2008 (1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,494	$42,237	$18,383	$61,658	$54,720
Short-term investments	40,496	59,203	59,398	40,626	—
Long-term investments	13,142	2,000	13,104	—	43,177
Short and long-term deferred tax assets	76,752	80,612	78,754	35	—
Working capital	97,208	73,391	16,421	83,539	36,848
Total assets	243,300	263,584	250,746	187,139	163,221
2027 Notes (2)	—	35,956	80,960	76,531	72,344
2031 Notes (3)	47,518	46,282	—	—	—
Accumulated deficit	(154,908)	(160,285)	(152,349)	(234,340)	(242,285)
Total stockholders’ equity	174,372	154,126	151,586	60,858	43,868

(1)	Adjusted for the retrospective adoption of ASC 470-20 Debt with Conversion and Other Options. See Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.
(2)	The 2027 Notes were classified as short-term liabilities as of December 31, 2011 as the 2027 Notes, which are settled upon conversion in cash, were convertible at the option of the holder during the period beginning December 15, 2011 and ending February 15, 2012. On February 15, 2012, we used $36.6 million of existing cash to redeem all of the remaining 2027 Notes, at a redemption price of 100% of par, plus accrued and unpaid interest.
(3)	The 2031 Notes are classified as long-term liabilities as of December 31, 2012. See Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto located elsewhere in this report.

Overview

We are a leader in the development of innovative device-based solutions in permanent birth control. We manufacture and market our proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control available based on a comparison of five-year clinical trial data. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure system as determined in our clinical study is 99.83% after five years of follow-up. We obtained approval to market the Essure system in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure system in November 2002. Approximately 730,000 women worldwide have undergone the Essure procedure.

We sell the Essure system directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), in the United Kingdom through our wholly owned subsidiary Conceptus Medical Limited (“CML”) and in the Netherlands through our wholly owned subsidiary Conceptus B.V. (“BV”). In the rest of the world, we primarily sell indirectly through a network of distributors.

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

The summary of significant accounting policies is included in Note 2 to the Consolidated Financial Statements in Item 8. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

•	Revenue Recognition;

•	Income Taxes;

•	Stock-Based Compensation;

•	Convertible Senior Notes;

•	Allowance for Doubtful Accounts;

•	Cash, Cash Equivalents and Investments;

•	Warranty;

•	Impairment of Long-Lived Assets;

•	Goodwill and Other Intangible Assets; and

•	Contingent Liabilities.

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

We recognize revenues from our Essure system when title to the product and the risk of loss transfers to an external customer. We do not accept returns of the Essure system. We obtain authorizations from our customers for a specified amount of product at a specified price and the price is not dependent on actual Essure procedures performed.

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

Income Taxes

In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

As of December 31, 2012, we had total net deferred tax assets of $76.1 million consisting primarily of net operating loss carryforwards and favorable temporary differences. As of December 31, 2012, we had a total valuation allowance of $2.0 million against certain state deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization.

We evaluate the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. Federal, State, and Foreign tax attributes that have been recognized will be more likely than not realized within their available carry forward periods. Future changes in these factors, including our anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase to the valuation allowance and a corresponding charge to income tax expense. We will continue to assess the need for our valuation allowances in the future.

Stock-Based Compensation

We account for stock-based accounting in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation cost is measured on the grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period.

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

Convertible Senior Notes

We account for our 2031 Notes in accordance with ASC 470-20 Debt with Conversion and Other Options. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

Allowance for Doubtful Accounts

We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers’ inability to make required payments. We account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Our exposure to credit losses may change as we increase our receivables. Changes in customer type and mix, as well as domestic and international economic climate, will also impact potential credit losses. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2012 and 2011, our allowance for doubtful accounts totaled approximately $0.4 million and $0.6 million, respectively.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. We maintain deposits with six financial institutions and invest our excess cash primarily in money market funds, corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills, and time deposits which bear minimal risk. Our cash and cash equivalents in our operating and investment accounts are with third party financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating and investment accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. In 2012 we have experienced no lack of access to cash in our operating and investment accounts.

At December 31, 2012 and 2011, we had short and long-term investments of $53.6 million and $61.2 million, respectively recorded at fair value. Our investments consist of corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills, and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. In addition we had unrestricted cash and cash equivalents of $29.5 million and $42.2 million as of December 31, 2012 and 2011, respectively. See Note 3 – Investments in the Notes to Consolidated Financial Statements.

Warranty

We provide for the estimated cost of our product warranties at the time revenue is recognized. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experiences and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. We expect that warranty expense will increase as and if we increase our net sales. Warranty reserve rates may change if we change the manufacturing process or change our third-party manufacturing contractors. Should actual costs differ from historical experience, increases in warranty expense may be required. Warranty reserves as of December 31, 2012 and 2011 were $0.2 million and $0.2 million, respectively.

Impairment of Long-Lived Assets (excluding goodwill)

We account for the impairment of long-lived assets in accordance with ASC 360 Plant, Property and Equipment. Our long-lived assets, excluding goodwill, consist primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets of Ovion Inc. in 2009, intangible assets acquired in connection with our acquisition of SAS in 2008, and intangible assets acquired in connection with our acquisition of certain assets of Sigma Medical in 2011. We evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances may include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows, among others.

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

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2012 and 2011 included property and equipment of $7.6 million, and $9.5 million, respectively, and other identifiable intangible assets of $19.6 million, and $23.1 million, respectively.

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

ASC 350-20 was amended by introducing a qualitative assessment that may be used prior to performing step one of the two-step quantitative goodwill impairment tests. This amendment is captured in Accounting Standards Update ASU 2011-08 Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We adopted the standard on January 1, 2012. If as a result of the qualitative assessment, we consider it more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test.

The first step of the two-step quantitative impairment test for goodwill compares the fair value of a reporting unit with its book value. If the fair value of the reporting unit is less than the book value, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the book value of that goodwill. There were no goodwill impairments recorded during 2012, 2011 or 2010. Management must exercise judgment in the determination of the methods and assumptions used to perform the goodwill impairment test. While management believes that the methods and assumptions used are reasonable, any changes in these methods or assumptions could result in a different conclusion regarding the existence of impairment.

Contingent Liabilities

We account for contingencies in accordance with ASC 450 Contingencies. ASC 450 requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

RESULTS OF OPERATIONS

2012 results compared to 2011 (in thousands, except percentages)

	Years Ended December 31,
	2012		2011		2012 - 2011 % Change
	Amount	% (a)	Amount	% (a)
Net sales	$140,731	100%	$126,981	100%	11%
Gross profit	117,248	83%	104,384	82%	12%
Research and development expenses	9,916	7%	7,985	6%	24%
Selling, general and administrative expenses	93,973	67%	99,491	78%	-6%
Total interest and other income (expense), net	(4,625)	3%	(6,826)	5%	-32%
Net income (loss)	5,377	4%	(7,936)	6%	168%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $140.7 million for 2012 as compared to $127.0 million for 2011, representing an increase of approximately $13.7 million or 11%. Domestic sales comprised 78% of our total sales in 2012 and 76% of our total sales in 2011. Revenue from domestic sales increased 13% in 2012 as compared to 2011. This increase is primarily the result of procedure volume strength and conversion of Adiana accounts back to Essure. Additionally, the increase is attributable to stabilization of OB/GYN physician office visits, sales force optimization efforts and increasing patient awareness.

International sales comprised 22% of our total sales in 2012 and 24% of our total sales in 2011. Revenue from international sales decreased 4% in 2012 as compared to 2011. The change in international sales levels for the periods presented were primarily due to unfavorable currency impacts of $2.2 million and lower sales in Holland, offset by increased unit sales in Latin America, France and the United Kingdom.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Years Ended December 31,
	2012	2011
Net sales	$140,731	$126,981
United States of America	78%	76%
France	13%	15%
Europe (other than France)	8%	8%
Other	1%	1%

For the years ended December 31, 2012 and 2011, we had no customers that accounted for greater than 10% of our net sales. No customers had an outstanding accounts receivable balance greater than 10% of our total gross outstanding accounts receivable as of December 31, 2012 and 2011.

Gross Profit

Cost of goods sold was $23.5 million for 2012 as compared to $22.6 million in 2011, which represents an increase of $0.9 million or 4%. Gross margin in 2012 was 83% which represents a slight increase from 82% gross margin in 2011. The gross margin increase was primarily due to manufacturing cost improvements as well as a slight increase in average selling price from channel mix.

Our gross profit margin will vary as our sales mix changes. Increases in sales of our devices through distributors in international markets will tend to decrease our overall gross profit margin.

Research and Development

Research and development expenses were $9.9 million in 2012 as compared to $8.0 million in 2011, which represents an increase of approximately $1.9 million or 24%. As a percentage of revenues, research and development expenses for 2012 and 2011 were 7% and 6%, respectively.

The increase was the result of an approximate $1.5 million increase in clinical trial expenses from prior year, the majority of which were associated with our TVU study as well as increased headcount related expenses including stock-based compensation expenses of $0.9 million which were partially offset by a decrease in third-party consulting expenses of $0.4 million.

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology.

Selling, General and Administrative

Selling, general and administrative expenses for 2012 were $94.0 million as compared to $99.5 million for 2011, which represents a decrease of approximately $5.5 million or 6%. As a percentage of revenues, selling, general and administrative expenses for 2012 and 2011 were 67% and 78%, respectively.

The decrease was the result of the following: (i) decreased headcount related expenses of approximately $1.3 million primarily due to the decrease of the U.S. field sales force and marketing team, as well as the non-recurrence of the severance payment related to the resignation of our former Chief Executive Officer (“CEO”) which took place in December 2011, (ii) a decrease of approximately $2.6 million of stock-based compensation expense primarily related to the non-recurrence of the severance payment to our former CEO in 2011, (iii) a decrease of approximately $2.1 million in travel related expenses, and (iv) a decrease of approximately $3.7 million in legal fees primarily due to the lower legal expenses after the settlement of our legal proceedings with Hologic in 2012. These decreases were partially offset by (i) an increase of approximately $4.0 million in advertising expenses associated with our direct to consumer marketing campaign in 2012.

Operating Income (Loss)

Operating income for 2012 was $13.4 million as compared to an operating loss of $3.1 million for 2011, which represents an increase of $16.5 million. This increase is due to a combination of higher sales and lower operating expenses for 2012 as compared to 2011.

Total interest and other income (expense), net

Total interest and other income (expense), net for 2012 and 2011 was a net expense of $4.6 million and $6.8 million, respectively, representing a decrease of $2.2 million or 32%.

Interest income for 2012 was $0.4 million as compared to $0.7 million for 2011, which represents a decrease of approximately $0.3 million or 47%, primarily from lower balances in invested cash during 2012 and lower yields on our invested cash.

Interest expense for 2012 was $4.8 million as compared to $7.4 million for 2011, which represents a decrease of approximately $2.6 million or 35%. This decrease was mainly due to the redemption of our 2027 Notes in February 2012. See Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.

Provision (benefit) for income taxes

For the year ended 2012 and 2011, we recorded approximately $3.4 million of income tax expense and $2.0 million of income tax benefit, respectively. Our expense for income taxes for 2012 was primarily due to our current year book income, increased by other factors, primarily non-deductible stock based compensation expense and tax expense on former executive exercises of stock options at a lower amount than the previously taken compensation expense. Our benefit for income taxes for 2011 was primarily due to the tax benefit of the book loss incurred, reduced by other factors, including state taxes, foreign taxes, and non-deductible stock based compensation expenses.

As of December 31, 2012, we had a total valuation allowance of $2.0 million against certain state deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. If the remaining valuation allowance is released in a future period, it will impact our results of operations in the periods such a determination is made. Primarily as a result of the recognition of our U.S. deferred tax assets, we record income tax expense at the effective federal and state blended tax rates.

We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal, state, and foreign tax attributes that have been recognized will be more likely than not realized. Future changes in these factors, including our projected earnings, could have a significant impact on the realization of the deferred tax assets which would result in an increase to the valuation allowance and a corresponding charge to income tax expense.

As of December 31, 2012, our federal returns for the years ended 2009 through the current period and most state returns for the years ended 2008 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. The tax returns for our French subsidiary for the years ended 2010 through the current period are open to examination. The tax returns for our United Kingdom and the Netherland subsidiaries from formation through the current period are open to examination.

The amount of unrecognized tax benefits at December 31, 2012 was approximately $2.6 million, of which, if ultimately recognized, approximately $2.1 million would decrease the effective tax rate in the period in which the benefit is recognized.

We estimate that approximately $0.4 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations. In connection with the adoption of ASC 740 Accounting for Income Taxes, we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (ATRA). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. We estimate the benefit that we will receive as a result of the credit extension will be approximately $0.2 million. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.

2011 results compared to 2010 (in thousands, except percentages)

	Years Ended December 31,
	2011		2010		2011- 2010 % Change
	Amount	% (a)	Amount	% (a)
Net sales	$126,981	100%	$140,660	100%	-10%
Gross profit	104,384	82%	113,809	81%	-8%
Research and development expenses	7,985	6%	6,895	5%	16%
Selling, general and administrative expenses	99,491	78%	97,365	69%	2%
Total interest and other income (expense), net	(6,826)	5%	(6,250)	4%	9%
Net income (b)	(7,936)	6%	81,991	58%	-110%

(a)	Expressed as a percentage of total net sales.
(b)	2011 net loss contains $2.0 million of income tax benefit primarily due to our current year book loss reduced by other factors, including state taxes, foreign taxes, and non-deductible stock based compensation expense.

2010 net income contains $78.7 million of net income tax benefit primarily due to recognition of deferred tax assets associated with our U.S. operations.

Net Sales

Net sales were $127.0 million for 2011 as compared to $140.7 million for 2010, representing a decrease of approximately $13.7 million or 10%. Domestic sales comprised 76% of our total sales in 2011 and 78% of our total sales in 2010. Revenue from domestic sales decreased 12% in 2011 as compared to 2010. This decrease is primarily the result of continued macroeconomic pressures that have contributed to patients delaying non-urgent procedures such as Essure in the United States. This decrease is also attributable to our decision not to implement year-end incentives to our customers and raise prices as compared to 2010. In the first half of 2010 we conducted a consumer awareness campaign, including television advertising, which led to increased domestic sales throughout 2010. In 2011 we conducted a consumer awareness campaign, primarily print and digital media that commenced in September 2011. The 2011 campaign likely contributed less to 2011 net sales than the 2010 campaign did to the 2010 net sales, as the 2011 campaign was shorter in duration.

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

Net sales by geographic region, based on shipping location of our customer, were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2010
Net sales	$126,981	$140,660

United States of America	76%	78%
France	15%	13%
Europe (other than France).	8%	7%
Other	1%	2%

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

Research and Development

Research and development expenses were $8.0 million in 2011 as compared to $6.9 million in 2010, which represents an increase of approximately $1.1 million or 16%. As a percentage of revenues, research and development expenses for each of 2011 and 2010 were 6% and 5%, respectively.

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

The increase was the result of the following: (i) increased payroll expense of approximately $8.0 million primarily due to the expansion of the U.S. field sales force and marketing team, as well as severance related to the resignation of our former CEO in December 2011, (ii) an increase of approximately $1.3 million related to stock compensation primarily related to the severance of our former CEO, (iii) an increase of approximately $1.5 million in travel related expenses, and (iv) an increase of approximately $0.8 million for depreciation and amortization. These expenses were partially offset by (i) a decrease of approximately $7.5 million primarily related to the suspension of the short-term multiple-city consumer awareness campaign, which included television, radio print and direct mail advertising, which was launched in early 2010, while the 2011 digital consumer awareness campaign was not launched until September 2011, and (ii) approximately $2.0 million decrease in legal fees, primarily due to the lower legal expenses related to our legal proceedings with Hologic.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant cumulative operating losses since inception and, as of December 31, 2012, had an accumulated deficit of $154.9 million. Although we were profitable in 2010 and 2012, we experienced a net loss in 2011 and there is a risk that we may not maintain profitability. We continue to expend substantial resources in the research and development, selling and marketing of the Essure procedure worldwide. We will remain in an accumulated deficit position unless sufficient net sales can be generated to offset expenses.

At December 31, 2012, we had invested $53.6 million in corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills and time deposits. We will sell certain or all investments as needed to meet the cash flow needs of our business. Our investments in corporate bonds, commercial paper, U.S. government bonds, U.S. treasury bills, and time deposits are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of December 31, 2012, we had $40.5 million classified as short-term investments and $13.1 million classified as long-term investments. See Note 3 – Investments, in the Notes to Consolidated Financial Statements.

The successful achievement of our business objectives may require additional financing and therefore, we may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and research and development activities. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, research and development, marketing and distribution capabilities;

•	the rate of product adoption by doctors and patients;

•	our ability to defend our market share of the permanent birth control market;

•	our ability to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options and our convertible debt;

•	the insurance payer community’s acceptance of and reimbursement for the Essure procedure; and

•	the effect on our business due to competition.

As of December 31, 2012, we had cash and cash equivalents of $29.5 million, compared to $42.2 million at December 31, 2011. The decrease of approximately $12.7 million of cash and cash equivalents is primarily due to the redemption of our 2027 Notes in February 2012. This was partially offset by the cash provided by operating activities and cash provided by investment activities. In addition, we had restricted cash of $2.2 million in 2012 related to the signing of a long-term lease for the new headquarters in Milpitas, CA whereas there was no restricted cash in 2011. We also had short-term and long-term investments of $53.6 million as of December 31, 2012, compared to $61.2 million of short-term and long-term investments at December 31, 2011.

We believe that we have sufficient resources to meet our cash requirements and current liabilities for the next twelve months.

Sources and Uses of Cash

Our cash flows for 2012, 2011 and 2010 are summarized as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$14,659	$21,591	$18,641
Net cash provided by (used in) investing activities	771	1,361	(35,317)
Net cash provided by (used in) financing activities	(28,173)	907	(26,471)
Effect of exchange rate changes on cash and cash equivalents	—	(5)	(128)

Net increase (decrease) in cash and cash equivalents	$(12,743)	$23,854	$(43,275)

Operating Activities

Net cash provided by operating activities was $14.7 million in 2012, as compared to $21.6 million provided in 2011. Net cash provided by operating activities in 2012 was primarily related to:

•	Net income of $5.4 million;

•

Non-cash related items of $17.8 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, amortization of debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Increase in accounts receivable of $5.2 million as a result of increased sales in the last quarter of the year;

•	Increase in inventories of $1.0 million to accommodate the anticipated sales growth expected for 2012;

•	Increase in prepaid assets of $1.0 million primarily due to timing of payments;

•

Decrease in deferred tax assets of $3.9 million and decrease in deferred tax liabilities of $0.1 million primarily due to tax provision activity related to the year to date book income which utilized some of our deferred tax assets;

•	Decrease in accounts payable of $5.8 million primarily related to timing of payments;

•	Increase in accrued compensation of $3.5 million primarily due to the accrual for incentive payments as compared to prior year; and

•	Decrease in other accrued and long-term liabilities of $2.8 million due primarily to the decrease in deferred revenue and timing of accrued expenses.

Net cash provided by operating activities in 2011 was primarily related to a $7.9 million net loss, adjusted for:

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

Investing Activities

Net cash provided by investing activities for 2012 was $0.8 million, primarily due to sales and maturities of short-term and long-term investments of $78.2 million. These were offset by additional purchases of short-term and long-term investments of $71.4 million, capital expenditures of $3.1 million primarily related to purchases of additional hysteroscopy and training equipment, an increase of $2.2 million in restricted cash associated with a long-term lease signed in November 2012 for a new corporate headquarters in Milpitas, CA and the remaining $0.7 million payout to Sigma Medical for the 2011 purchase of assets in connection with our B.V. acquisition.

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

Financing Activities

Net cash used in financing activities for 2012 was $28.2 million primarily from the redemption of our 2027 Notes in February 2012 for $36.2 million, which was partially offset by the proceeds of stock options and awards exercises from our stock plans of $7.9 million.

Net cash provided by financing activities for 2011 was $0.9 million primarily from the proceeds from stock options and awards exercises from our stock plans.

Cash Requirements, Contractual Obligations and Commitments

We have operating lease obligations on our current building facilities and automobiles used primarily by our sales personnel worldwide.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2012 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2031 Notes	$50,040	$—	$—	$—	$50,040
Interest on 2031 Notes	47,538	2,502	5,004	5,004	35,028
Lease obligations	21,655	2,431	4,037	4,084	11,103

Total	$119,233	$4,933	$9,041	$9,088	$96,171

At December 31, 2012, we had a liability for unrecognized tax benefits totaling $2.6 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authorities will occur.

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

The holders of the 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the relevant repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest. The 2031 Notes are classified as long-term liabilities as of December 31, 2012.

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

See Note 4 – Fair Value Measurement and Note 11 – Convertible Senior Notes in the Notes to Consolidated Financial Statements.

Build-to-Suit Leases

In November 2012, we entered into a build-to-suit lease agreement for a new production facility in Heredia, Costa Rica. Under the agreement we have retained all construction risk and therefore, for accounting purposes, are considered the owner during the construction period. We have recorded approximately $0.5 million in construction in progress assets and $0.4 million in the related facility financing obligation liability on our consolidated balance sheet as of December 31, 2012 as construction started in December 2012.

Also in November 2012, we entered into a build-to-suit lease agreement for a new corporate headquarters facility in Milpitas, California. Under the agreement we have retained all construction risk and therefore, for accounting purposes, are considered the owner during the construction period. No construction expenses were incurred in 2012.

When construction is completed and the facilities are placed into service, we anticipate we will not be able to achieve sale-leaseback accounting and therefore we will keep the building asset and financing obligation liability on our consolidated balance sheet. The assets will be depreciated over the estimated 30-year useful life. The financing obligations will be amortized using the effective interest method in which a portion of the lease payments will decrease the financing obligation and the remaining portion will be recognized as interest expense.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk: We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of December 31, 2012 we had short and long-term available-for-sale investments of $53.6 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of December 31, 2012. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the year ended December 31, 2012. As of December 31, 2012, a hypothetical 100 basis point change in interest rates would not have had a material impact on the fair value of our available-for-sale investments. See Note 3 – Investments in the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk: A portion of our net sales are denominated in the Euro and the British Pound.

We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive income (loss). We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, during 2012 we entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of December 31, 2012, we had foreign currency forward contracts to sell 3.0 million Euros in exchange for $3.8 million maturing in January 2013 through March 2013. In addition, as of December 31, 2012, we had foreign currency forward contracts to sell 0.1 million Great British Pounds in exchange for $0.2 million maturing in January 2013 through April 2013. As of December 31, 2012 these forward contracts were recorded at their fair value of $0.1 million in other current liabilities on our consolidated balance sheet. We had outstanding short-term intercompany receivables related to these hedges of $4.1 million as of December 31, 2012. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2012, a potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. Dollar/Euro would be approximately $0.4 million.

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

Our consolidated financial statements are set forth in this Annual Report on Form 10-K beginning on page 62 and our supplementary data are set forth on page 97.

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

As of December 31, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (or Proxy Statement), for our annual meeting of stockholders to be held on May 23, 2013, which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A, and the information included therein is incorporated by reference to the extent detailed below.

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

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation,” “Election of Directors,” “Risk Assessment” and “Compensation Committee Report” in our Proxy Statement.

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

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement.

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

(a) The following documents are filed as part of this Report:

(1) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

The financial statement schedule of Conceptus, Inc. for the years ended December 31, 2012, 2011, and 2010 is filed as part of this Form 10-K and should be read in conjunction with Conceptus, Inc.’s Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts

Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
2.1	Asset Sale and Purchase Agreement, dated October 3, 2011, by and between Conceptus B.V. and Sigma Medical B.V. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 7, 2011).
3.1	Amended and Restated Certificate of Incorporation of Conceptus, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Conceptus, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-89266) filed on June 4, 2002).
3.3	Amended and Restated Bylaws of Conceptus, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 18, 2008).
3.4	Certificate of Amendment No. 1 to the Amended and Restated ByLaws of Conceptus, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 2, 2009).
4.1	Indenture between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 12, 2007).
4.2	Supplemental Indenture No. 1, including the Form of 2.25% Convertible Senior Notes due 2027, between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 12, 2007).
4.3	Indenture, including the form of the 5.00% Convertible Senior Note due 2031 contained therein, between Conceptus, Inc. and Wells Fargo Bank, National Association, as Trustee, dated December 23, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 27, 2011).

Exhibit Number	Description
10.1*	Amended and Restated 2002 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.2*	1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
10.3*	Fifth Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-8 filed on June 25, 2010).
10.4*	Twelfth Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.5*	Form of Stock Appreciation Right Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2007).
10.6*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Conceptus, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 6, 2007).
10.7*	2010 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed on June 25, 2010).
10.8*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.
10.9*	Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.
10.10*	Form of Amended and Restated Change of Control Agreement for senior management.
10.11	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.12*	Amended and Restated Change in Control Agreement, dated January 1, 2009, between the Company and Kathryn Tunstall (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.13*	Employment Agreement, dated December 6, 2011, between D. Keith Grossman and Conceptus Incorporated (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 9, 2011).
10.14*	Conceptus, Inc. D. Keith Grossman Stock Appreciation Right Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on December 27, 2011).
10.15*	Conceptus, Inc. D. Keith Grossman Restricted Stock Unit Award Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on December 27, 2011).
10.16*	Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.17*	Employment Agreement, dated November 2, 2009, between Julie Brooks and Conceptus Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.18*	Employment Agreement dated December 20, 2010 between Sam Trujillo and Conceptus Inc. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

Exhibit Number	Description
10.19*	Conceptus, Inc. Sam Trujillo Stock Appreciation Right Agreement, dated March 2, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed on April 15, 2011).
10.20*	Stock Appreciation Right Agreement, by and between the Registrant and Spencer Roeck, dated October 10, 2007 (incorporated by reference of Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2007).
10.21*	Employment Agreement dated June 2, 2011 between Dr. Feridun Ozdil PhD and Conceptus Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 29, 2011).
10.22*	Employment Agreement dated March 14, 2012 between Lori Ciano and Conceptus Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 26, 2012).
10.23*	Employment Agreement dated August 13, 2012 between David Chung and Conceptus Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on August 13, 2012).
10.24*	Conceptus, Inc. David Chung Stock Option Agreement, dated August 13, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2012).
10.25*	Conceptus, Inc. David Chung Restricted Stock Award Agreement, dated August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2012).
10.26*	Conceptus, Inc. David Chung Restricted Stock Award Agreement, dated January 21, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on January 22, 2013).
10.27*	Employment Agreement dated January 21, 2013 between Joe Sharpe and Conceptus Inc.
10.28*	Conceptus, Inc. Joseph Sharpe Stock Option Agreement, dated January 21, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 22, 2013).
10.29	License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc. (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
10.30+	Supply Agreement, dated June 1, 2009, between Accellent Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.31	Lease Agreement for the premises located at 331 East Evelyn, Mountain View, California (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.31	Credit Agreement, dated August 25, 2011, by and between Conceptus, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 26, 2011).
10.32	First Amendment and Waiver to Credit Agreement, dated October 25, 2011, by and between Conceptus, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.33	Costa Rica Lease Agreement dated November 2, 2012 between Multifondos de Costa Rica Sociedad Anonima, Sociedad de Fondos de Inversion and Conceptus Costa Rica S.R.L.

Exhibit Number	Description
10.34	Murphy Crossing Lease dated November 13, 2012 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 16, 2012).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Form 8-K filed on October 5, 2010).
21.1	List of Conceptus subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page to this Report).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission.

CONCEPTUS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Conceptus, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index under Item 15(a) (1) present fairly, in all material respects, the financial position of Conceptus, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 8, 2013

CONCEPTUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$29,494	$42,237
Short-term investments	40,496	59,203
Accounts receivable, net of allowance for doubtful accounts of $412 and $584 at December 31, 2012 and 2011, respectively	23,035	17,321
Inventories	5,166	4,187
Prepaids	4,003	3,206
Short-term deferred tax asset	11,389	4,735
Other current assets	3,237	3,449

Total current assets	116,820	134,338
Property and equipment, net	7,593	9,465
Intangible assets, net.	19,568	23,092
Long-term investments	13,142	2,000
Restricted cash	2,200	0
Goodwill	16,911	16,570
Long-term deferred tax asset	65,363	75,877
Other assets	1,703	2,242

Total assets	$243,300	$263,584

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,409	$10,754
Accrued compensation	12,141	8,570
Short-term notes payable, net	—	35,956
Other accrued liabilities	3,062	5,667

Total current liabilities	19,612	60,947
Facility financing obligation	449	—
Deferred tax liability	694	825
Long-term notes payable, net	47,518	46,282
Other accrued liabilities	655	1,404

Total liabilities	68,928	109,458

Commitments and contingencies (Note 9 and Note 15)
Stockholders’ equity:
Preferred stock:
$0.003 par value, authorized 3,000,000 shares; no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock and additional paid-in capital:
$0.003 par value, 50,000,000 shares authorized, 32,507,558 and 31,368,481 shares issued and 32,429,695 and 31,290,618 shares outstanding at December 31, 2012 and 2011, respectively	331,762	317,675
Accumulated other comprehensive loss	(2,482)	(3,264)
Accumulated deficit	(154,908)	(160,285)
Treasury Stock, 77,863 shares, at cost, at December 31, 2012 and 2011, respectively	—	—

Total stockholders’ equity	174,372	154,126

Total liabilities and stockholders’ equity	$243,300	$263,584

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$140,731	$126,981	$140,660
Cost of goods sold	23,483	22,597	26,851

Gross profit	117,248	104,384	113,809

Operating expenses:
Research and development	9,916	7,985	6,895
Selling, general and administrative	93,973	99,491	97,365

Total operating expenses	103,889	107,476	104,260

Operating income (loss)	13,359	(3,092)	9,549
Interest and other income (expense), net:
Interest income	353	661	768
Interest expense	(4,759)	(7,357)	(6,983)
Other expense, net	(219)	(130)	(35)

Total interest and other income (expense), net	(4,625)	(6,826)	(6,250)

Income (loss) before provision (benefit) for income taxes	8,734	(9,918)	3,299
Provision (benefit) for income taxes	3,357	(1,982)	(78,692)

Net income (loss)	$5,377	$(7,936)	$81,991

Net income (loss) per share:
Basic	$0.17	$(0.25)	$2.64
Diluted	$0.16	$(0.25)	$2.59
Shares used in per share amounts:
Basic	31,545	31,204	31,031
Diluted	32,737	31,204	31,682

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$5,377	$(7,936)	$81,991
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	503	(522)	(1,409)
Changes to unrealized gain (loss) on available-for-sale securities	279	(401)	61

Other comprehensive income (loss)	782	(923)	(1,348)

Comprehensive income (loss)	$6,159	$(8,859)	$80,643

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock & Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2009	30,777,859	$296,191	$(993)	$(234,340)	$60,858
Issuance of common stock for cash upon exercise of options	214,214	2,210	—	—	2,210
Issuance of common stock for cash from employee stock purchase plan	69,964	875	—	—	875
Issuance of common stock upon exercise of SAR’s	15,158	(111)	—	—	(111)
Stock-based compensation related to restricted stock, restricted stock units, SAR’s and stock option grants to employees and consultants	—	6,947	—	—	6,947
Stock-based compensation related to employee stock purchase plan	—	299			299
Issuance of stock appreciation rights	—	70	—	—	70
Issuance of common stock from restricted stock awards	46,587	(205)	—	—	(205)
Other comprehensive loss	—	—	(1,348)	—	(1,348)
Net income	—	—	—	81,991	81,991

Balances as of December 31, 2010	31,123,782	306,276	(2,341)	(152,349)	151,586
Issuance of common stock for cash upon exercise of options	17,500	156	—	—	156
Issuance of common stock for cash from employee stock purchase plan	89,163	884	—	—	884
Issuance of common stock upon exercise of SAR’s	388	(3)	—	—	(3)
Stock-based compensation related to restricted stock, restricted stock units, SAR’s and stock option grants to employees and consultants	—	8,208	—	—	8,208
Stock-based compensation related to employee stock purchase plan	—	390			390
Issuance of common stock from restricted stock awards	59,785	(130)	—	—	(130)
Fair value, 2031 Notes conversion feature, net of tax	—	1,894	—	—	1,894
Other comprehensive loss	—	—	(923)	—	(923)
Net loss	—	—	—	(7,936)	(7,936)

Balances as of December 31, 2011	31,290,618	317,675	(3,264)	(160,285)	154,126
Issuance of common stock for cash upon exercise of options	846,974	9,260	—	—	9,260
Issuance of common stock for cash from employee stock purchase plan	76,849	970	—	—	970
Issuance of common stock upon exercise of SAR’s	128,760	(1,685)	—	—	(1,685)
Stock-based compensation related to restricted stock, restricted stock units, SAR’s and stock option grants to employees and consultants	—	5,955	—	—	5,955
Stock-based compensation related to employee stock purchase plan	—	255	—	—	255
Issuance of common stock from restricted stock awards	86,494	(668)	—	—	(668)
Other comprehensive income	—	—	782	—	782
Net income	—	—	—	5,377	5,377

Balances as of December 31, 2012	32,429,695	$331,762	$(2,482)	$(154,908)	$174,372

The accompanying notes are an integral part of these consolidated financial statements

CONCEPTUS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$5,377	$(7,936)	$81,991
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,042	5,229	4,701
Amortization of debt issuance costs	668	633	464
Accretion of notes payable	1,490	4,638	4,429
Amortization of intangibles	3,596	3,356	3,254
Amortization and accretion of discount and premium on investments	872	1,770	1,111
Loss on put option	—	—	2,933
Gain on trading securities	—	—	(2,949)
Stock-based compensation expense	6,210	8,598	7,246
Loss on disposal of property and equipment	74	274	61
Loss on debt extinguishment	—	110	—
Excess tax benefit from stock-based compensation	(160)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,236)	3,256	(3,581)
Inventories	(963)	(1,228)	2,232
Prepaid and other assets	(1,000)	(156)	(2,807)
Deferred tax asset	3,862	(3,238)	(78,722)
Accounts payable	(5,812)	2,735	303
Accrued compensation	3,538	2,410	(1,876)
Deferred tax liability	(144)	(178)	(174)
Other accrued and long term liabilities	(2,755)	1,318	25

Net cash provided by operating activities	14,659	21,591	18,641

Cash flows from investing activities
Purchase of certain assets of Sigma Medical	(653)	(2,842)	—
Sales of investments	6,062	5,640	59,601
Maturities of investments	72,088	108,186	30,342
Purchase of investments	(71,413)	(105,099)	(120,290)
Restricted cash	(2,200)	367	(7)
Purchase of property and equipment	(3,113)	(4,891)	(4,963)

Net cash provided by (used in) investing activities	771	1,361	(35,317)

Cash flows from financing activities
Proceeds from line of credit	—	—	6,615
Repayment of line of credit	—	—	(35,855)
Repayment of loan	(36,210)	—	—
Excess tax benefit from stock-based compensation	160	—	—
Proceeds from issuance of common stock	7,877	907	2,769

Net cash provided by (used in) financing activities	(28,173)	907	(26,471)

Effect of exchange rate changes on cash and cash equivalents	—	(5)	(128)
Net increase (decrease) in cash and cash equivalents	(12,743)	23,854	(43,275)
Cash and cash equivalents at beginning of year	42,237	18,383	61,658

Cash and cash equivalents at end of year	$29,494	$42,237	$18,383

Supplemental disclosure of cash flow information:
Cash paid for:
Interest on convertible debt	$2,854	$2,338	$1,941
Income taxes	$611	$976	$556
Supplemental disclosure of non-cash investing and financing activities:
Exchange of 2027 Notes	$—	$50,040	$—
Purchase of certain assets of Sigma Medical	$—	$668	$—
Fixed assets acquired under build-to-suit leases	$498	$—	$—

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

We are a leader in the development of innovative device-based solutions in permanent birth control. We manufacture and market our proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control available based on a comparison of five-year clinical trial data. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure system as determined in our clinical study is 99.83% after five years of follow-up. We obtained approval to market the Essure system in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure system in November 2002. Approximately 730,000 women worldwide have undergone the Essure procedure.

We sell the Essure system directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), in the United Kingdom through our wholly owned subsidiary Conceptus Medical Limited (“CML”) and in the Netherlands through our wholly owned subsidiary Conceptus B.V. (“BV”). In the rest of the world, we primarily sell indirectly through a network of distributors.

We operate in one business segment. Net sales information based geographic regions is provided in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

We have experienced significant cumulative operating losses since inception and, as of December 31, 2012, had an accumulated deficit of $154.9 million. Although we were profitable in 2010 and 2012, we experienced a net loss in 2011 and there is a risk that we may not maintain profitability.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-K. The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements include the results of companies or assets acquired by us from the date of each acquisition for the applicable reporting periods.

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

ASC 350-20 was amended by introducing a qualitative assessment that may be used prior to performing step one of the two-step quantitative goodwill impairment tests. This amendment is captured in Accounting Standards Update ASU 2011-08– Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We adopted this standard on January 1, 2012. If, as a result of the qualitative assessment, we consider it more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test.

The first step of the two-step quantitative impairment test for goodwill compares the fair value of a reporting unit with its book value. If the fair value of the reporting unit is less than the book value, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the book value of that goodwill. There were no goodwill impairments recorded during 2012, 2011 or 2010. Management must exercise judgment in the determination of the methods and assumptions used to perform the goodwill impairment test. While management believes that the methods and assumptions used are reasonable, any changes in these methods or assumptions could result in a different conclusion regarding the existence of impairment.

Impairment of Long-Lived Assets (excluding goodwill)

We account for the impairment of long-lived assets in accordance with ASC 360 Plant, Property and Equipment. Our long-lived assets, excluding goodwill, consist primarily of our property and equipment, the patents acquired in connection with our purchase of the intellectual property assets of Ovion Inc. in 2009, intangible assets acquired in connection with our acquisition of SAS in 2008, and intangible assets acquired in connection with our acquisition of certain assets of Sigma Medical in 2011. We evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances may include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows, among others.

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. Other intangible assets include patents, customer relationships, re-acquired rights, license agreements and non-compete agreements. Our patents are amortized using the straight-line method over their respective estimated useful lives.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2012 and 2011 included property and equipment of $7.6 million, and $9.5 million, respectively, and other identifiable intangible assets of $19.6 million, and $23.1 million, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

Our net sales to date are primarily comprised of the sale of our Essure system and consist mainly of product revenues from physicians, hospitals and distributors located worldwide. We do not require collateral and provide for estimated credit losses based on customer credit assessment.

We assess the credit worthiness of our customers on an ongoing basis in order to mitigate the risk of loss from customers inability to make required payments. We account for the possibility that certain customers may not pay us by maintaining an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain our allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. As of December 31, 2012 and 2011, our allowance for doubtful accounts totaled approximately $0.4 million and $0.6 million, respectively.

For the years ended December 31, 2012, 2011 and 2010 we had no customers that accounted for greater than 10% of our net sales. No customers had an outstanding accounts receivable balance greater than 10% of our total gross outstanding accounts receivable as of December 31, 2012 and 2011, respectively.

In 2012, we used two manufacturers, Accellent Inc. and FlexMedical, for the production of our product. Accellent has significant excess capacity to accommodate increased manufacturing needs of the Essure system. Our manufacturers may encounter problems during manufacturing due to a variety of reasons. The inability to obtain products as required or to develop alternative manufacturing sources, if and as required in the future, could result in delays or reductions in product shipments. This could have a material adverse effect on our business, financial condition, results of operations and cash flows

We are subject to risks characteristic of the medical device industry, including but not limited to uncertainty of market acceptance of products, reimbursement from insurance carriers and government agencies, compliance with government regulations and protection of proprietary technology, product liability and the need to obtain additional financing. Certain components that meet our requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify these risks. The inability to obtain components as required or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Cash, Cash Equivalents, and Investments

Our investments consist of corporate bonds, commercial paper, U.S. and international government bonds, U.S. treasury bills, and time deposits. Unrealized gains and losses on available-for-sale investments are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Interest and other income, net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We will sell certain or all investments as needed to meet the cash flow needs of our business. Hence our investments are classified as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the investments before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the investment we hold and record a loss for the amount of such decline.

Investments are classified as short-term or long-term based on the underlying investments maturity date. At December 31, 2012 and 2011 we had short and long-term investments of $53.6 million and $61.2 million, respectively recorded at estimated fair value. See Note 3 – Investments in the Notes to Consolidated Financial Statements. In 2012 we have experienced no loss or lack of access to cash in our operating and investment accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Write-offs for potentially excess and obsolete inventory are made based on our analysis of inventory levels and future sales forecast. We have never experienced a write-down for obsolete finished goods inventory

.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property also includes assets that we have acquired under build-to-suit arrangements. Equipment includes assets such as furniture and fixtures, rental equipment, computer, software and machinery and tooling. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets as follows: certain computer equipment over 2 years; computer, software, office furniture, machinery and tooling are over 3 years; rental equipment and other equipment are over 5 years; buildings over 30 years. Leasehold improvements are amortized over the remaining term of the lease or the useful life of the improvements, whichever is shorter. For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the asset is placed into service and should be capitalized and depreciated.

Leases

We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the non-cancellable term of the lease.

We establish assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities are accounted for as financing leases.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable and accrued liabilities included in our financial statements, the carrying amounts approximate fair value due to their respective maturities.

Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold. The following table provides a reconciliation of the changes in our warranty liability for the years ended December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Balance at the beginning of the period	$183	$333
Accruals for warranties issued during the period	401	239
Settlements made in kind during the period	(372)	(389)

Balance at the end of the period	$212	$183

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

We recognize revenues from our Essure system when title to the product and the risk of loss transfers to an external customer. We do not accept returns of the Essure system. We obtain authorizations from our customers for a specified amount of product at a specified price and the price is not dependent on actual Essure procedures performed.

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

Advertising Expense

We recognize advertising expenses in accordance with ASC 720-35 Advertising Costs. As such, we expense the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Total advertising expenses were approximately $8.7 million, $4.7 million, and $9.9 million, in the years ended December 31, 2012, 2011, and 2010 respectively.

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

As of December 31, 2012, we had total net deferred tax assets of $76.1 million consisting primarily of net operating loss carryforwards and favorable temporary differences. As of December 31, 2012, we had a total valuation allowance of $2.0 million against certain state deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. If the remaining valuation allowance is released in a future period, it will impact our results of operations in the periods such a determination is made. We will continue to assess the need for our valuation allowances in the future.

We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal, state, and foreign tax attributes that have been recognized will be more likely than not realized.

Future changes in these factors, including our projected earnings, could have a significant impact on the realization of the deferred tax assets which would result in an increase to the valuation allowance and a corresponding charge to income tax expense

Net Income (Loss) per Share

Basic net income (loss) per share excludes any potential dilutive effects of common stock equivalents. Diluted net income per share includes the impact of potentially dilutive securities. In net loss periods presented, basic and diluted net loss per share are both computed using the weighted average number of common shares outstanding.

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	At December 31,
	2012	2011	2010
Numerator:
Numerator for diluted earnings per share -
Net income (loss) available to common stockholders	$5,377	$(7,936)	$81,991

Denominator:
Denominator for basic earnings per share -
Weighted-average number of common shares outstanding used in computing basic net income (loss) per common share	31,545	31,204	31,031
Effect of dilutive securities:
Options and stock appreciation rights	841	—	612
Convertible debt	183	—	—
Stock awards	168	—	39

Weighted-average number of common shares outstanding used in computing dilutive net income (loss) per common share	32,737	31,204	31,682

The following outstanding equity awards and securities, which could potentially dilute basic net income per share in the future were excluded from the computation of diluted net income per share, as their effect would have been antidilutive (in thousands):

	At December 31,
	2012	2011	2010
Outstanding options and SARs	2,236	4,515	2,540
Warrants issued in connection with our 2027 Notes	—	3,093	3,093

	2,236	7,608	5,633

As described in Note 11 – Convertible Senior Notes, we had no 2027 Notes outstanding as of December 31, 2012.

The 2031 Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 2031 Notes, totaling approximately 3.0 million shares, are not required to be included in our diluted share count. If, however, our average stock price per share for the corresponding period exceeds the $16.44 conversion price for the 2031 Notes, the resulting amount, in shares, of the premium over the principal amount is included in our diluted share count (“premium shares”). Our average stock price for the year ended December 31, 2012 did exceed the conversion price of the 2031 Notes and was accounted for in the diluted share count noted above.

Segment Information and Sales by Geographic Region

We operate in one business segment, which encompasses all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

We have one segment and the operating results are reviewed by our Chief Operating Decision Maker, who is our Chief Executive Officer. He allocates resources and assesses performance at the consolidated level. In addition, we do not provide discrete financial information for SAS, CML and BV business in regards to overall financial performance.

Net sales by geographic region, based on shipping location of our customer, are as follows (in thousands, except percentages):

	Years Ended December 31,
	2012	2011	2010
Net sales (in thousands)	$140,731	$126,981	$140,660

United States of America	78%	76%	78%
France	13%	15%	13%
Europe (other than France)	8%	8%	7%
Other	1%	1%	2%

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

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 31, 2010	$61	$(2,402)	$(2,341)
Net change during the twelve month period	(401)	(522)	(923)

Balance as of December 31, 2011	(340)	(2,924)	(3,264)
Net change during the twelve month period	279	503	782

Balance as of December 31, 2012	$(61)	$(2,421)	$(2,482)

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the revised standard on January 1, 2012. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. For other items that are not required under U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for public entities prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not have a material impact on our financial position or results of operations, but will result in disclosure of additional information about amounts reclassified out of accumulated other comprehensive income.

3. Investments

Investments are classified as short-term or long-term based on the underlying investments maturity date. At December 31, 2012 and 2011 we had short and long-term investments of $53.6 million and $61.2 million, respectively, recorded at estimated fair value. In 2012, we have experienced no loss or lack of access to cash in our operating and investment accounts.

The following table summarizes our amortized cost, unrealized gains and loss, and the fair value of our available-for-sales investments, as of December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investments:
Corporate bonds	$27,857	$2	$(61)	$27,798
Commercial paper	11,997	1	—	11,998
U.S. treasury bills	9,992	3	—	9,995
U.S. & international government bonds	3,355	—	(6)	3,349
Time deposits	498	—	—	498

Total	$53,699	$6	$(67)	$53,638

Reported as:
Short-term investments	$40,516	$5	$(25)	$40,496
Long-term investments	13,183	1	(42)	13,142
Total	$53,699	$6	$(67)	$53,638

The following table summarizes our amortized cost, unrealized gains and loss and the fair value of our available-for-sales investments as of December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments:
Corporate bonds	$31,536	$14	$(266)	$31,284
U.S. treasury bills	9,996	—	—	9,996
Commercial paper	8,563	1	(1)	8,563
U.S. & International government bonds	7,996	4	—	8,000
Time deposits	3,514	—	(154)	3,360

Total	$61,605	$19	$(421)	$61,203

Reported as:
Short-term investments	$59,606	$18	$(421)	$59,203
Long-term investments	1,999	1	—	2,000

Total	$61,605	$19	$(421)	$61,203

We had several investments that were in an unrealized loss position as of December 31, 2012. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is more likely than not that we will not be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of December 31, 2012, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during 2012.

As of December 31, 2012 weighted average days to maturity for our available for sales securities was 245 days, with the longest maturity date being November 2014.

The following table presents our available-for-sale investments that are in an unrealized loss position:

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate bonds	$23,406	$(61)	$—	$—	$23,406	$(61)
U.S. & international government bonds	3,349	(6)	—	—	3,349	(6)

	$26,755	$(67)	$—	$—	$26,755	$(67)

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$27,216	$(266)	$—	$—	$27,216	$(266)
Time deposits	3,360	(154)	—	—	3,360	(154)
U.S. & International government bonds	2,046	(1)	—	—	2,046	(1)

	$32,622	$(421)	$—	$—	$32,622	$(421)

4. Fair Value Measurements

We value our assets and liabilities using the methods of fair value as described in ASC 820 Fair Value Measurement and Disclosure. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Assets measured at fair value on a recurring basis at December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	December 31, 2012	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Money market funds	$6,040	$6,040	$—	$—
Commercial paper	2,999	—	2,999	—
Available-for-sale investments:
Corporate bonds	27,798	27,798	—	—
Commercial paper	11,998	—	11,998	—
U.S. treasury bills	9,995	9,995	—	—
U.S. & International government bonds	3,349	3,349	—	—
Time deposits	498	498	—	—

Total	$62,677	$47,680	$14,997	$—

Assets measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	December 31, 2011	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Money market funds	$20,453	$20,453	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investments:
Corporate bonds	31,284	31,284	—	—
Commercial paper	9,996	—	9,996	—
U.S. government bonds	8,563	8,563	—	—
U.S. treasury bills	8,000	8,000	—	—
Time deposits	3,360	3,360	—	—
Foreign currency forward contract	125	—	125	—

Total	$89,781	$71,660	$18,121	$—

Fair Value of Liabilities

During 2012, we periodically entered into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of December 31, 2012, we had foreign currency forward contracts to sell 3.0 million Euros in exchange for $3.8 million maturing in January 2013 through March 2013. In addition, as of December 31, 2012, we had foreign currency forward contracts to sell 0.1 million Great British

Pounds in exchange for $0.2 million maturing in January 2013 through April 2013. As of December 31, 2012 these forward contracts were recorded at their fair value of $0.1 million in other current liabilities on our consolidated balance sheet. We had outstanding short-term intercompany receivables related to these hedges of $4.1 million as of December 31, 2012. We expect the changes in the fair value of the intercompany receivables to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of the contracts in other current liabilities on our consolidated balance sheet as of December 31, 2012.

Foreign currency forward contracts measured at fair value on a recurring basis at December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	December 31, 2012	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Foreign currency forward contract	$133	$—	$133	$—

Total liabilities	$133	$—	$133	$—

We have recorded the carrying value of the 2031 Notes in long-term liabilities as of December 31, 2012 and 2011, respectively. The 2027 Notes were classified as short-term liabilities as of December 31, 2011.

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes	$—	$—	$35,956	$36,101
2031 Notes	47,518	66,803	46,282	50,370

	$47,518	$66,803	$82,238	$86,471

The holders of the 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the relevant repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest. The carrying value of the 2031 Notes are classified as long-term liabilities as of December 31, 2012. See Note 11 – Convertible Senior Notes.

5. Business Combination

On October 3, 2011, we established a subsidiary in the Netherlands, Conceptus B.V. (“BV”) and entered into an agreement to acquire certain assets of Sigma Medical, including all distribution rights of the Essure system in the Netherlands, inventory, certain employees, licenses, contracts and intellectual property related to the Essure system for $3.5 million in cash.

The BV acquisition was accounted for as a business combination. The results of operations of BV since October 3, 2011 were included in our Consolidated Statements of Operations for 2011 and 2012. For the post acquisition period of October 3, 2011 through December 31, 2011, BV contributed $1.1 million or approximately 1% towards consolidated net sales.

We believe the acquisition expands our presence in international markets and will increase our revenues as we recognized sales at end user pricing as compared to the price at which we previously sold the Essure system directly to the Seller.

The allocation of the total purchase price of $3.5 million for the assets acquired and liabilities assumed were based on their fair values at the date of acquisition. We paid Sigma Medical $2.8 million in October 2011 and paid the remaining $0.7 million in 2012. The identifiable tangible and intangible assets have been recorded at their fair values. The excess of purchase price over the net assets acquired has been recorded as goodwill.

Determining the fair value of the assets acquired and liabilities assumed requires judgment and involves the use of significant estimates and assumptions. We based the fair value estimates on assumptions believed to be reasonable, but are inherently uncertain.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at October 3, 2011 (in thousands):

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

The BV acquisition was not a material business combination and therefore we have not disclosed the pro-forma results of operations as required for material business combinations.

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

We perform our annual impairment review of goodwill during the fourth quarter of each year at the reporting unit level. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. We performed a qualitative assessment of our goodwill and determined that the two-step process was not necessary. There were no goodwill impairments recognized during 2012, 2011 or 2010.

The changes in carrying amount of goodwill for the twelve months ended December 31, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Goodwill, beginning of period	$16,570	$16,013
Adjustments to goodwill for purchase of certain assets of Sigma Medical	—	956
Effect of currency translation	341	(399)

Goodwill, end of period	$16,911	$16,570

In September 2009, we entered into an asset purchase agreement with American Medical Systems, Inc. (“AMS”) pursuant to which we acquired the intangible intellectual property assets, including patents and licenses, (the “assets”) of Ovion Inc. (“Ovion”), a wholly owned subsidiary of AMS. In connection with this purchase, we were released from any and all current and future royalty obligations under such licenses.

As consideration for the assets, we paid to AMS $23.6 million in cash plus $0.1 million in direct costs to acquire the assets. The purchase agreement contains customary representations, warranties and covenants, as well as a covenant from AMS that it will not compete with us in the field of permanent female sterilization for a period of five years and that it will not engage in the research, development, manufacture or sale of permanent female sterilization products consisting of a stent-like device delivered transcervically using a catheter for an additional four-year period. The purchase agreement also contains mutual indemnification obligations for, among other things, breach of any representation, warranty or covenant in the purchase agreement. We did not acquire any employees, tangible assets or processes from AMS. These assets do not represent a purchase of a business but rather, a purchase of intangible assets. These assets are capitalized and are being amortized over a period of nine years, the estimated useful life of the intangible assets.

The following table provides additional information concerning intangible assets (in thousands):

		December 31, 2012
	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value
Patents and Licenses	5.8	$25,750	$(10,078)	$—	$15,672
Customer relationships	5.6	6,763	(2,836)	(438)	3,489
Re-acquired rights	2.0	669	(250)	(12)	407

Total intangibles		$33,182	$(13,164)	$(450)	$19,568

		December 31, 2011
	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value
Patents and Licenses	6.8	$25,750	$(7,353)	$0	$18,397
Customer relationships	6.5	$6,763	$(2,163)	$(503)	$4,097
Re-acquired rights	3.0	669	(52)	(19)	598

Total intangibles		$33,182	$(9,568)	$(522)	$23,092

Intangible assets are being amortized over straight-line periods ranging from 3 to 9 years.

The following discloses expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2013 through 2020:

Year	Expected
2013	$3,620
2014	3,620
2015	3,417
2016	3,417
2017	2,925
Thereafter	2,569

7. Inventories

The components of inventories consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$11	$15
Work-in-progress	1,023	477
Finished goods	4,132	3,695

Total	$5,166	$4,187

8. Property and Equipment

The components of property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Equipment, tooling, furniture and fixtures	$14,557	$15,253
CIP	1,381	$838
Software	2,431	$4,004
Leasehold improvements	1,749	$1,745
Machinery	3,673	$3,514

	23,791	25,354
Less: accumulated depreciation and amortization	(16,198)	(15,889)

Property and equipment, net	$7,593	$9,465

Construction in progress as of December 31, 2012 includes $0.5 million related to the fair value, based on replacement cost, of the Costa Rica leased property underlying the new lease as it is accounted for as a build-to-suit lease. Property and equipment depreciation and amortization expenses for the years 2012, 2011, and 2010 were approximately $5.0 million, $5.2 million, and $4.7 million, respectively.

9. Commitments and Contingencies

Build-to-Suit Leases

In November 2012, we entered into a build-to-suit lease agreement for a production facility in Heredia, Costa Rica. The lease is for 15,446 square feet of manufacturing space. Once preparation of the space is complete in February 2013, the lease will commence and will terminate in February 2020. We have entered into a contract with a construction management agreement to make significant changes to the leased property and under these agreements we have retained all construction risk and therefore, for accounting purposes, are considered the owner of the building during the construction period. Under this build-to-suit lease arrangement, we recognize construction in progress based on all construction costs incurred by both us and the landlord, which includes the fair value of the existing building. We also recognize a financing obligation equal to all costs funded by the landlord, including the fair value of the existing building.

As the accounting owner of this building during the construction period, we have recorded approximately $0.5 million in construction in progress and $0.4 million in the related facility financing obligation liability on our consolidated balance sheet as of December 31, 2012 as construction costs for this project started in December 2012.

Upon occupancy of the facility under this lease agreement, we have determined that we will have continued involvement in the facility after the construction period is complete, which will preclude us from achieving sale-leaseback accounting. As such, we anticipate we will not be able to derecognize the facility or related liability and will continue to account for the arrangement as an owned asset and related financing obligation. Therefore, when construction is completed and the facility is placed into service, we will keep the asset and a corresponding financing obligation on our consolidated balance sheet. The asset will be depreciated over the estimated useful life of 30 years. The financing obligation will be amortized through the effective interest method in which a portion of the lease payments will decrease the financing obligation and the remaining portion will be recognized as interest expense.

In November 2012, we signed a new lease in Milpitas, California that will serve as our new headquarters at the expiration of the current Mountain View, California lease. The new lease is for a building of approximately 72,580 square feet of office, research and development and manufacturing space. This lease commences in July 2013 and will terminate in July 2023. We will be performing construction activates to get this facility ready for occupancy. As we will be retaining all the construction risk, we will, for accounting purposes, be considered the owner of the building during the construction period. As such, this lease will also be accounted for under build-to-suit guidance. No construction costs were incurred in 2012 resulting in no impact to the consolidated balance sheet at December 31, 2012.

Future minimum lease payments for both of these build-to-suit leases are also included in the table below.

Operating and Capital Leases

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

In addition to the lease agreements for facilities we have certain operating leases on automobiles and copiers worldwide. These leases have terms expiring from February 2013 through September 2017. Expenses for all leases were approximately $2.8 million, $4.0 million, and $3.5 million for the years ended December 31, 2012, 2011, and 2010 respectively.

Aggregate future minimum annual lease commitments under all leases as of December 31, 2012 are as follows (in thousands):

2013	2,431
2014	2,069
2015	1,968
2016	2,013
2017	2,071
Thereafter	11,103

Total operating lease obligations	$21,655

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

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for us to obtain directors and officers insurance. We currently have directors and officers insurance. As of December 31, 2012 we had no material outstanding indemnification arrangements.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonable estimated. As of December 31, 2012 we had no material outstanding contingencies.

10. Credit Line

On August 25, 2011, we entered into a credit agreement (the “Credit Facility”) with a financial institution that provided for a line of credit of up to $50.0 million to be used for working capital and general corporate purposes. The maturity date for any borrowings under the Credit Facility was August 25, 2016.

On December 8, 2011, we terminated the Credit Facility without penalty. At the time of termination, there had been no draws under the Credit Facility. In connection with the termination we wrote off $0.2 million of debt issuance cost in 2011. These costs were recorded in interest expense.

11. Convertible Senior Notes

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

2031 Notes

We account for our 2031 Notes in accordance with ASC 470-20 Debt Conversion and Other Options. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

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

We incurred approximately $2.1 million in issuance costs in connection with the issuance of 2031 Notes. Of this, deferred issuance costs of $1.3 million are included in other assets in the consolidated balance sheet and are being amortized over the period of three years (earliest conversion date) of the 2031 Notes.

We have allocated the principal balance of the 2031 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, we discounted the value of the 2031 Notes at a rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting debt discount of $3.8 million for the 2031 Notes will be accreted to interest expense over the period of three years (earliest conversion date) of the 2031 Notes. The fair value of the common stock conversion feature is recorded as a component of stockholders’ equity. The 2031 Notes are classified as long-term liabilities as of December 31, 2012. There are several non-financial covenants required for the 2031 Notes, and we are in compliance with all the covenants as of December 31, 2012.

For the fair value related to these Notes, see Note 4 – Fair Value Measurement.

Interest expense associated with the 2027 Notes and 2031 Notes consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Accretion of note payable - 2027 Notes	$254	$4,618	$4,429
Contractual coupon rate of interest	2,601	1,975	1,941
Amortization of debt issuance costs - 2027 Notes	24	458	464
Amortization of debt issuance costs - Credit Facility	—	159	—
Accretion of note payable - 2031 Notes	1,236	20	—
Amortization of debt issuance costs - 2031 Notes	644	16	—

Interest expense - convertible senior notes	$4,759	$7,246	$6,834

Amounts comprising the carrying amount of the Convertible Senior Notes are as follows (in thousands):

	2031 Notes	2027 Notes
Carrying Amount December 31, 2011	$46,282	$35,956
Accretion on notes payable	1,236	254
Repayment of 2027 Notes	—	(36,210)

Carrying Amount December 31, 2012	$47,518	$—

12. Incentive and Stock Plans

Employee Stock Purchase Plan

In November 1995, the Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”). The ESPP became effective November 29, 1995. At that time, 200,000 shares were reserved for issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of an employee’s annual base earnings. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In March 2004, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. The stockholders approved this amendment in June 2004, to be effective July 1, 2004. In March 2006, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 160,000 shares. This amendment was approved by the stockholders in June 2006. In April 2008, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 150,000 shares. This amendment was approved by the stockholders in June 2008. In April 2010, the Board of Directors approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance by 200,000 shares. This amendment was approved by the stockholders in June 2010. As of December 31, 2012, 789,587 shares had been issued under the ESPP and 70,413 shares were available for future issuance.

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

Under the terms of the 2002 Plan, options may be granted with different vesting terms from time to time and all options under the 2002 Plan expire ten years after grant. The options may include provisions permitting exercise of the option prior to full vesting. In 2012 and 2011, there were no shares that were exercised prior to full vesting.

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

In October 2007, the Board of Directors approved a stock appreciation right grant of 100,000 shares of our common stock for Mr. Spencer Roeck as a stand-alone inducement grant in connection with his initial commencement of employment with us as Vice President of International. In December 2011, the Board of Directors approved a stock appreciation right grant of 600,000 shares and restricted stock units of 150,000 shares of our common stock for Mr. D. Keith Grossman as a stand-alone inducement grant in connection with his initial commencement of employment with us as Chief Executive Officer. In August 2012, the Board of Directors

approved a grant for 50,000 shares of our common stock and restricted stock units of 40,000 shares of our common stock for Mr. David Chung as a stand-alone inducement grant in connection with his initial commencement of employment with us as Chief Commercial Officer. Stockholder approval was not required for any of these grants.

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

As of December 31, 2012, 2,201,476 shares remained as available for grant under the 2010 Plan. A summary of the activity of all our Plans and standalone grant activity is as follows:

		Awards Outstanding
	Shares Available For Grant	Awards Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2009	686,500	5,136,958	$13.53
Additional authorized	3,000,000	—	—
Stock appreciation rights and options granted	(497,500)	497,500	19.62
Restricted stock units granted	(295,815)	170,186	—
Restricted stock units issued	—	(56,221)	—
Options exercised	—	(212,432)	10.41
Stock appreciation rights exercised	—	(64,354)	12.85
Options expired	—	(5,000)	7.06
Stock appreciation rights cancelled and expired	84,344	(84,344)	18.25
Restricted stock units cancelled	8,395	(5,433)	—

Balance at December 31, 2010	2,985,924	5,376,860	14.38
Additional authorized	875,000	—	—
Stock appreciation rights and options granted	(1,178,000)	1,178,000	12.91
Restricted stock units granted	(650,426)	350,171	—
Restricted stock units issued	—	(69,133)	—
Options exercised	—	(17,500)	8.93
Stock appreciation rights exercised	—	(3,103)	11.52
Options cancelled	89,355	(89,355)	16.04
Stock appreciation rights cancelled	220,818	(220,818)	17.52
Restricted stock units cancelled	22,310	(8,924)	—

Balance at December 31, 2011	2,364,982	6,496,198	14.50
Additional authorized (a)	90,000	—	—
Stock appreciation rights and options granted	(412,000)	412,000	14.84
Restricted stock units granted	(442,458)	200,982	—
Restricted stock units issued	—	(125,759)	—
Options exercised	—	(846,974)	10.93
Stock appreciation rights exercised	—	(893,741)	15.26
Options cancelled	55,000	(55,000)	18.43
Stock appreciation rights cancelled	373,587	(454,317)	15.26
Restricted stock units cancelled	172,365	(68,946)	—

Balance at December 31, 2012	2,201,476	4,664,443	$15.05

(a)	Includes stand-alone inducement grants of 50,000 Non-Qualified Options and restricted stock units of 40,000 shares.

A summary of the activity for the year ended December 31, 2012 of stock options and stock appreciation rights is as follows:

	Options and Stock Appreciation Rights Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance outstanding at December 31, 2011	5,971,200	$14.38	$3,983,533
Grants	412,000	14.84
Exercises	(1,740,715)	13.16
Cancelled and expired	(509,317)	15.60

Balance outstanding at December 31, 2012	4,133,168	$14.79	$25,659,011

Exercisable at December 31, 2012	3,071,182	$15.05	$18,284,983

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Remaining Life (years)	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$ 5.65 - $11.88	838,180	2.63	10.43	745,969	10.34
$12.49 - $13.20	956,002	4.72	12.95	404,750	13.03
$13.29 - $17.10	925,350	4.67	14.90	670,648	15.08
$17.49 - $18.63	901,284	3.65	17.97	823,811	17.85
$18.68 - $21.14	512,352	4.41	19.58	426,004	19.57

$ 5.65 - $21.14	4,133,168	4.01	14.79	3,071,182	15.05

Restricted Stock

Restricted stock unit activity for the year ended December 31, 2012, is as follows:

	Shares and Units	Weighted- Average Grant Date Fair Value
Nonvested stock outstanding at December 31, 2011	524,998	$13.99
Grants	200,982	15.59
Vested	(125,759)	14.27
Cancellations	(68,946)	14.55

Nonvested stock outstanding at December 31, 2012	531,275	$14.48

Retirement Savings Plan

Under our retirement savings plan (“401K Plan”), employees may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. We started a matching program for participants, effective April 1, 2010. For every dollar contributed to the 401K plan, we match twenty-five cents, up to the first 6% contributed. For the years ended 2012, 2011 and 2010, we contributed $0.4 million, $0.4 million and $0.2 million, respectively.

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

We have repurchased 91,752 shares of restricted common stock at par value in accordance with the terms of restricted stock agreements. Net of treasury stock issuances of 13,889 shares, 77,863 shares remain as treasury stock. We recorded no tax benefits recorded in 2012, 2011 and 2010.

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, stock awards, non-employee stock options, stock appreciation rights and the ESPP included in the Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of goods sold	$122	$102	$86
Research and development	593	446	357
Selling, general and administrative	5,495	8,050	6,803

Total stock-based compensation expense	$6,210	$8,598	$7,246

During the fiscal years ended 2012, 2011 and 2010, we recorded approximately $3.8 million, $6.7 million, and $6.0 million, respectively, of stock based compensation expense under ASC 718 Compensation – Stock Compensation relating to employee stock options, employee stock purchase plan and stock appreciation rights. In addition, approximately $2.3 million, $1.8 million, and $1.1 million, respectively, of stock based compensation expense related to employee restricted stock units.

We recorded $2.5 million, $3.2 million, and $2.9 million, respectively for tax benefit from stock-based compensation in 2012, 2011 and 2010.

Awards to consultants: During the fiscal year ended December 31, 2012 and 2011, we did not grant stock awards to consultants. During the fiscal year ended December 31, 2010, we granted a total of 30,000 stock appreciation rights to two consultants. We recorded stock based compensation expense of approximately $0.1 million during each of the years ended December 31, 2012, 2011 and 2010 in connection with our grants to consultants.

Stock Options and Stock Appreciation Rights: During the year ended December 31, 2012, we granted 412,000 stock options and appreciation rights to employees, with an estimated total grant-date fair value of approximately $2.4 million and a grant date weighted-average fair value of $5.92 per share.

As of December 31, 2012, there was $6.0 million of unrecognized stock-based compensation cost related to stock options and stock appreciation rights. This cost is expected to be recognized over a weighted-average remaining amortization period of 2.6 years.

During the year ended December 31, 2011, we granted 1,178,000 stock appreciation rights to employees, with an estimated total grant-date fair value of approximately $6.6 million and a grant date weighted-average fair value of $5.63 per share.

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the ESPP for the year ended December 31, 2012 was approximately $0.3 million. The grant date weighted-average fair value was $5.19 per share. The compensation cost in connection with the ESPP for the year ended December 31, 2011 was approximately $0.4 million. The grant date weighted-average fair value was $3.60 per share.

Restricted Stock Units: During the year ended December 31, 2012 we granted 200,982 restricted stock units, with an estimated total grant date fair value of approximately $3.1 million and a grant date weighted average fair value of $15.59. During the year ended December 31, 2011 we granted 350,171 restricted stock units, with an estimated total grant date fair value of approximately $4.5 million and a grant date weighted average fair value of $12.78.

As of December 31, 2012, there was $5.0 million of unrecognized stock-based compensation related to non-vested restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average amortization period of 2.7 years.

Valuation assumptions

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year ended December 31,
	2012		2011		2010
	Stock Appreciation Rights	Employee Stock Purchase Plan	Stock Appreciation Rights	Employee Stock Purchase Plan	Stock Appreciation Rights	Employee Stock Purchase Plan
Expected term (in years)	4.06	0.55	4.50	0.68	4.15	0.50
Average risk-free interest rate	0.64%	0.14%	1.27%	0.16%	1.97%	0.23%
Average volatility factor	50.8%	44.7%	52.1%	44.3%	51.4%	50.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

14. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$8,673	$(11,073)	$3,676
Foreign	61	1,155	(377)

Income (loss) before provision (benefit) for income taxes	$8,734	$(9,918)	$3,299

The provision (benefits) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current
U.S. Federal	$108	$—	$(39)
State & local	275	145	90
Foreign	(2)	614	729

	381	759	780
Deferred
U.S. Federal	$4,071	$(3,101)	$(71,885)
State & local	(743)	531	(7,365)
Foreign	(352)	(171)	(222)

	2,976	(2,741)	(79,472)

Income tax expense (benefit)	$3,357	$(1,982)	$(78,692)

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $186.8 million and $77.1 million respectively. The federal net operating loss carryforward includes $31.6 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized. The California net operating loss carryforward includes $7.4 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. If not utilized, these carryforwards will begin to expire starting in 2013. In addition, at December 31, 2012 we had federal and state research credit carryforwards of approximately $2.6 million and $3.4 million, respectively. If not utilized the federal tax carryforward will begin to expire in 2018 while the California credit can be carried forward indefinitely. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

We account for income taxes under the asset and liability method set forth by ASC 740 Accounting for Income Taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under ASC 740, the liability method deferred tax assets and liabilities are determined based on differences between the financial statements and tax bases of assets and liabilities.

Significant components of our deferred tax assets and liabilities as of December 31, 2012 and December 31, 2011 are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Deferred income tax assets:
Reserves, accruals and other	$3,697	$3,513
Stock-based compensation expense	7,714	9,788
Net operating loss carryforwards	58,431	64,123
Federal and state credits	3,334	3,024
Capitalized research and development	6,512	5,263

Gross deferred income tax assets	79,688	85,711
Less: valuation allowance	(2,013)	(3,728)

Net deferred income tax assets	$77,675	$81,983

Deferred income tax liabilities:
2037 Note	$(923)	$(1,371)
Intangible assets	(694)	(825)

Deferred income tax liabilities	(1,617)	(2,196)

Net income tax assets	$76,058	$79,787

The change in the valuation allowance was a decrease of $1.7 million, increase of $0.9 million, and decrease of $82.1 million during 2012, 2011 and 2010, respectively.

ASC 740 requires an assessment of both positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting income, the expected sources of future taxable income and tax planning strategies, management concluded that a valuation allowance was only required for certain California attributes.

Future changes in these factors, including our anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase to the valuation allowance and a corresponding charge to income tax expense.

The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	$3,057	$(3,471)	$1,155
Foreign tax	(959)	(17)	522
State tax	(327)	412	43
Permanent items	383	360	209
Stock based compensation	1,237	552	167
Research and development credit	(144)	(60)	(88)
Other	110	242	(39)
Valuation allowance	—	—	(80,661)

Income tax expense (benefit)	$3,357	$(1,982)	$(78,692)

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2012, our federal returns for the years ended 2009 through the current period and most state returns for the years ended 2008 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment by taxing authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011	2010
Unrecognized tax benefits, beginning of period	$3,448	$3,151	$2,759
Gross increases - tax position in prior period	—	144	95
Gross decrease - tax position in prior period	(207)	—	—
Gross increases - current period tax positions	63	153	297
Lapse of statute of limitations	(729)	—	—

Unrecognized tax benefits, end of period	$2,575	$3,448	$3,151

If the $2.6 million of unrecognized tax benefits are recognized, approximately $2.1 million would decrease the effective tax rate in the period in which each of the benefits is recognized. Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The total amount of penalties and interest is not significant as of December 31, 2012.

We estimate that approximately $0.4 million of unrecognized tax benefits will lapse within the next 12 months, due to the lapse of statute of limitations.

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

17. Quarterly Information (unaudited)

Supplementary Data

Quarterly Results of Operations (Unaudited)

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net Sales	$40,730	$35,475	$35,497	$29,029	$33,513	$33,093	$33,805	$26,570
Cost of goods sold	6,457	5,459	6,389	5,178	5,534	5,748	6,114	5,201

Gross profit	34,273	30,016	29,108	23,851	27,979	27,345	27,691	21,369
Operating expenses:
Research and development	2,858	2,370	2,185	2,503	2,410	2,144	1,669	1,762
Selling, general and administrative	22,058	22,447	24,249	25,219	28,370	23,723	24,107	23,291

Total operating expenses	24,916	24,817	26,434	27,722	30,780	25,867	25,776	25,053

Operating income (loss)	9,357	5,199	2,674	(3,871)	(2,801)	1,478	1,915	(3,684)
Total interest and other income (expense), net	(1,094)	(1,017)	(1,074)	(1,440)	(1,992)	(1,660)	(1,626)	(1,548)

Net income (loss) before provision (benefit) for income taxes	8,263	4,182	1,600	(5,311)	(4,793)	(182)	289	(5,232)
Provision (benefit) for income taxes	2,393	1,898	1,539	(2,473)	(2,233)	2,720	(165)	(2,304)

Net income (loss)	5,870	2,284	61	(2,838)	(2,560)	(2,902)	454	(2,928)

Net income (loss) per share:
Basic	$0.18	$0.07	$0.00	$(0.09)	$(0.08)	$(0.09)	$0.01	$(0.09)
Diluted	$0.17	$0.07	$0.00	$(0.09)	$(0.08)	$(0.09)	$0.01	$(0.09)
Shares used in per share amounts:
Basic	31,867	31,579	31,425	31,305	31,241	31,239	31,190	31,144
Diluted	33,810	33,460	32,355	31,305	31,241	31,239	31,487	31,144

Conceptus, Inc.

Schedule II

Schedule of Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$600	$443	$291	$752
Year ended December 31, 2011	$752	$220	$388	$584
Year ended December 31, 2012	$584	$—	$172	$412

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, California on this 8th day of March 2013.

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

Signature	Title	Date

/S/ D. KEITH GROSSMAN (D. Keith Grossman)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2013

/S/ GREGORY E. LICHTWARDT (Gregory E. Lichtwardt)	Executive Vice President, Operations and Chief Financial Officer	March 8, 2013

/S/ JOHN BISHOP (John Bishop)	Director	March 8, 2013

/S/ THOMAS F. BONADIO (Thomas F. Bonadio)	Director	March 8, 2013

/S/ PAUL A. LAVIOLETTE (Paul A. Laviolette)	Director	March 8, 2013

/S/ ROBERT V. TONI (Robert V. Toni)	Director	March 8, 2013

/S/ KATHRYN A. TUNSTALL (Kathryn A. Tunstall)	Director	March 8, 2013

/S/ PETER L. WILSON (Peter L. Wilson)	Director	March 8, 2013

EXHIBIT INDEX

Exhibit Number	Description

10.8	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.

10.9	Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.

10.10	Form of Amended and Restated Change of Control Agreement for senior management.

10.27	Employment Agreement dated January 21, 2013 between Joe Sharpe and Conceptus Inc.

10.33	Costa Rica Lease Agreement dated November 2, 2012 between Multifondos de Costa Rica Sociedad Anonima, Sociedad de Fondos de Inversion and Conceptus Costa Rica S.R.L.

21.1	List of Conceptus subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this Report).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.