Form 10-K/A
period 2012-12-31
CONCEPTUS INC
filed 2013-04-26
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

There were 32,542,457 shares of registrant’s Common Stock issued and outstanding as of April 22, 2013.

EXPLANATORY NOTE

Conceptus, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013 to add disclosure under Items 10 through 14 of Part III of Form 10-K that was to be incorporated by reference to the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders and to update disclosure and correct the exhibit number of certain exhibits listed in Part IV of Form 10-K. Except as described above, no attempt has been made in this Amendment to modify or update any disclosures presented in the Original Annual Report. This Amendment on Form 10-K/A (this “Amendment” or “Form 10-K/A”) does not reflect events occurring after the filing of the Original Annual Report or modify or update any disclosures therein, including the exhibits to the Original Annual Report, that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of the Company’s directors and certain information about them, as of April 22, 2013, are set forth below:

Name	Age	Position with Conceptus	Class	Director Since
Kathryn A. Tunstall	63	Chairman of the Board of Directors	III	1993
D. Keith Grossman	53	President, Chief Executive Officer and Director	II	2011
John L. Bishop (2)(3)	68	Director	I	2009
Thomas F. Bonadio (1)	63	Director	I	2003
Paul A. LaViolette (1)(3)	55	Director	II	2008
Robert V. Toni (1)(2)	72	Director	III	2003
Peter L. Wilson (2)(3)	68	Lead Independent Director	II	2001

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Kathryn A. Tunstall, Chairman of the Board of Directors since January 2000, has served as a member of the Company’s Board of Directors since July 1993 and served as the Company’s President and Chief Executive Officer from July 1993 through December 1999. Prior to joining the Company, from June 1990 until June 1993, Ms. Tunstall served as President of the Edwards Less Invasive Surgery Division of Baxter International, a division engaged in development, manufacturing and marketing of cardiovascular catheters. Prior to her appointment as Division President, Ms. Tunstall served as Vice President of Worldwide Sales and Marketing, having joined the company in November 1986. From 1974 to 1986, Ms. Tunstall held various positions in finance, operations and marketing in two divisions of American Hospital Supply Corporation, including that of Vice President of Marketing of McGaw Laboratories, a pharmaceutical and medical device company. Ms. Tunstall served as a Director and a Compensation Committee Chair of Caliper LifeSciences, a publicly-traded biotechnology company, from February 2004 until it was acquired by PerkinElmer Inc. in November 2011. Ms. Tunstall holds a B.A. degree in Economics from the University of California and has also completed graduate level studies in Business and Healthcare Administration. Ms. Tunstall is qualified to serve as a director of the Company given her substantial management, operational and entrepreneurial experience as the founder and Chief Executive Officer of the Company for six years, during which time the Company consummated its initial public offering. In addition, she has served as Chairman of the Board for 13 years. She has also derived substantial operational, marketing and international experience as President and other worldwide leadership roles in medical device and life sciences companies and as a director for public and private companies focused on women’s health.

D. Keith Grossman was appointed as the Company’s President and Chief Executive Officer and to the Board of Directors in December 2011. From September 2007 to December 2011, Mr. Grossman served as a Managing Director at Texas Pacific Group (“TPG”), a private equity firm, where he initiated and led the medical device venture investing effort and also served as a Senior Advisor to the firm’s buyout fund from January 2011 to December 2011. Prior to joining TPG, Mr. Grossman spent 23 years in a variety of industry operating roles, including as President and Chief Executive Officer of Thoratec Corporation, a medical device company, from 1996 to 2006. Prior to joining Thoratec Corporation, Mr. Grossman was a Division President of Major Pharmaceuticals, Inc., from 1992 to 1995, at which time it was sold. From 1988 to 1992, Mr. Grossman served as the Vice President of Sales and Marketing for the Calcitek division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation. Mr. Grossman serves on the board of directors of Thoratec Corporation and served on the boards of directors of Intuitive Surgical, Inc. from May 2004 to April 2010 and Kyphon, Inc. from April 2007 until it was acquired by Medronic, Inc. in November 2007, as well as numerous private company boards. Mr. Grossman received a BS in life sciences from The Ohio State University and an MBA from Pepperdine University. Mr. Grossman is qualified to serve as a director of the Company given his extensive medical technology industry leadership and operating experience, including ten years as the Chief Executive Officer of Thoratec Corporation, a medical devices company, sales and marketing experience in medical device companies, as well as his significant experience analyzing medical device and life sciences businesses in his role as a managing director of a private equity firm, and as a director both currently and in the past on public and private medical technology company boards of directors.

John L. Bishop has served as a member of the Company’s Board of Directors since February 2009. Mr. Bishop has served as Chief Executive Officer and a director of Cepheid, Inc., a molecular diagnostics company, since April 2002. Prior to this, he served as Chief Executive Officer of Vysis Inc., a genomic disease management company from 1996 to March 2002, as President and a Director from 1993 to March 2002 and as Director from 1993 to 2001. From 1991 until November 1993, Mr. Bishop was Chairman and Chief Executive Officer of MicroProbe Corporation, a biotechnology company, and, from 1987 until 1991, was Chairman and Chief Executive Officer of Source Scientific Systems, a biomedical instrument manufacturing company. He began his career at American Hospital Supply Company in 1968 and held various management positions of increasing responsibility both in the United States and overseas. Mr. Bishop holds a B.S. degree from the University of Miami. Mr. Bishop is qualified to serve as a director of the Company given his substantial management, operational and entrepreneurial experience as Chief Executive Officer or President of molecular diagnostic, disease management, biotechnology and biomedical instrument companies for 29 years, including public company experience, and his service as director for 19 years.

Thomas F. Bonadio has served as a member of the Company’s Board of Directors since September 2003. Mr. Bonadio is the founder and managing partner of The Bonadio Group, an independent provider of accounting, business advisory and financial services. He founded this business in 1978, following seven years with Arthur Andersen & Co. Mr. Bonadio serves as a Director and Audit Committee Chair of Torvec, Inc., a publicly-traded automotive engineering company. Mr. Bonadio is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He holds a B.B.A. degree from St. John Fisher College, and is the past chairman of St. John Fisher College’s Board of Trustees. Mr. Bonadio is qualified to serve as a director of the Company given his substantial management experience and financial expertise as founder and managing partner of an accounting and financial services business and as a certified public accountant with Arthur Andersen & Co, as well as public company and audit committee experience and is a qualified financial expert under relevant rules of the Securities and Exchange Commission (the “Commission”) and the Nasdaq Stock Market (“NASDAQ”) governing independent directors and audit committees.

Paul A. LaViolette has served as a member of the Company’s Board of Directors since December 2008. Mr. LaViolette is currently a Partner with SV Life Sciences Advisers, LLC. Mr. LaViolette most recently served as Chief Operating Officer of Boston Scientific Corporation until his retirement in June 2008. He joined Boston Scientific in January 1994 and had been Chief Operating Officer since 2004. During his 15-year career at Boston Scientific, Mr. LaViolette ran the International, Endosurgery, Interventional Cardiology and Cardiovascular businesses. Prior to joining Boston Scientific, he spent nine years with C.R. Bard, Inc. and four years with Kendall Company. Mr. LaViolette currently serves on the Board of Directors of Thoratec, Inc., a publicly-traded medical device company, and Trans1, Inc., a publicly-traded medical device company where he served as Chairman. He also serves as a director for privately-held CardioKinetix, Coridea NC2, CSA Medical, Direct Flow Medical, Inc., DC Devices (Chairman), Cardiofocus (Chairman), Transenterix (Chairman) and ValenTx, Inc. Mr. LaViolette holds a B.A. degree from Fairfield University and an M.B.A. degree from Boston College. Mr. LaViolette is qualified to serve as a director of the Company given his substantial private investment, management and operational experience derived from his four years as Chief Operating Officer of Boston Scientific Corporation and 27 years as manager of several medical product businesses of a major medical device company, as a partner in a venture capital firm and a director and committee member of three public companies in addition to numerous private life sciences companies.

Robert V. Toni has served as a member of the Company’s Board of Directors since October 2003. Mr. Toni retired in October 2002 from Closure Medical Corporation, where he held the position of President and Chief Executive Officer and served on the Executive Committee for eight years. Prior to his role at Closure Medical, Mr. Toni was General Manager and Executive Vice President of Marketing and Sales for Iolab Corporation, a division of Johnson and Johnson for five years and held a number of senior positions with CooperVision Cilco, a division of Cooper Labs for seven years, including his last position as Division President. Mr. Toni’s earlier career primarily included financial management positions for several large companies, including V.P. General Manager of Sonometric Division of Rorer Pharmaceuticals, Controller at Sterndent Corporation, AMF Thermatool and Department Head of Cost Accounting for the Chevrolet Division of General Motors, Tarrytown Plant. Mr. Toni holds a B.B.A. degree from Iona College. Mr. Toni is qualified to serve as a director of the Company given his substantial management and operational experience and financial expertise with nine years as Chief Executive Officer of Closure Medical Corporation and a director of a pubic medical products company and 14 years as general manager responsible for sales and marketing for two medical companies, in addition to previous financial and management positions for large global companies.

Peter L. Wilson has served as a member of the Company’s Board of Directors since December 2001 and has served as the Lead Independent Director since November 2002. Mr. Wilson was President and Chief Executive Officer of Patient Education Systems from 1995 to 1998. Between 1992 and 1994, Mr. Wilson was an independent consultant in healthcare business development and marketing. From 1972 to 1992, Mr. Wilson worked for Proctor & Gamble / Richardson Vicks, where he held various positions including President of Richardson Vicks, Vice President/General Manager of Proctor & Gamble Vicks Healthcare, President/General Manager of the Vidal Sassoon Division and President/General Manager of the Personal Care Division. Mr. Wilson serves as Lead Independent Director for publicly-traded ArthroCare Corporation, a medical device company. Mr. Wilson holds a B.A. degree from Princeton University and an M.B.A. degree in Marketing from Columbia University. Mr. Wilson is qualified to serve as a director of the Company given his substantial management and marketing experience for consumer products derived from his over 25 years as President and general manager for several divisions of major global consumer products companies and 14 years as a director of public medical device companies and private companies.

Other Public Company Directorships

From January 1, 2007 through the present, the following directors have held directorships with the following public companies, including Conceptus, Inc. as noted in the table below:

	Company	Dates Served on the Board of Directors	Additional Committees	Type of Company
Kathryn A. Tunstall	Conceptus, Inc.	July 1993 - Present	None	Medical Device Company
	Caliper LifeSciences	February 2004 - November 2011	Audit Committee Compensation Committee	Bio-Technology Company
D. Keith Grossman	Conceptus, Inc.	December 2011 - Present	None	Medical Device Company
	Thoratec Corporation	February 1996 - Present	None	Medical Device Company
	Intuitive Surgical Inc.	May 2004 - April 2010	Compensation Committee Audit Committee	Medical Device Company
	Kyphon, Inc.	April 2007 - November 2007	Compensation Committee	Medical Device Company
John L. Bishop	Conceptus, Inc.	February 2009 - Present	Compensation Committee Nominating and Corporate Governance Committee	Medical Device Company
	Cepheid, Inc.	April 2002 - Present	Board Chairman	Molecular Diagnostics Company
	Vysis, Inc.	April 1996 - December 2001	None	Genome Disease Management Company
Thomas F. Bonadio	Conceptus, Inc.	September 2003 - Present	Audit Committee	Medical Device Company
	Torvec, Inc.	January 2011 - Present	Audit Committee	Automotive Engineering Company
Paul A. LaViolette	Conceptus, Inc.	December 2008 - Present	Audit Committee Nominating and Corporate Governance Committee	Medical Device Company
	Thoratec Corporation	May 2009 - Present	Compensation Committee	Medical Device Company
	Trans1, Inc.	August 2008 - Present	Board Chairman Compensation Committee Nominating and Corporate Governance Committee	Medical Device Company
Robert V. Toni	Conceptus, Inc.	October 2003 - Present	Audit Committee Compensation Committee	Medical Device Company
	Closure Medical Corporation	September 1996 - October 2002	Executive Committee	Medical Device Company
Peter L. Wilson	Conceptus, Inc.	December 2001 - Present	Compensation Committee Nominating and Corporate Governance Committee	Medical Device Company
	ArthroCare Corporation	June 2001 - Present	Lead Independent Director Compensation Committee Corporate Governance Committee	Medical Device Company
	KeraVision, Inc.	April 1998 - March 2001	Marketing Committee Executive Committee Compensation Committee	Vision Correction Company

Executive Officers

The names of the Company’s executive officers and certain information about them, as of April 22, 2013, are set forth below:

Name	Age	Position
D. Keith Grossman	53	President, Chief Executive Officer and Director
Gregory E. Lichtwardt	58	Executive Vice President, Chief Financial Officer
David H. Chung	47	Executive Vice President, Chief Commercial Officer
Julie A. Brooks	67	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
Lori M. Ciano	50	Executive Vice President, Human Resources
Feridun Ozdil	49	Executive Vice President, Research & Development
Joseph Sharpe	53	Executive Vice President, Operations
Edward Yu	45	Vice President, Regulatory, Clinical and Medical Affairs

D. Keith Grossman was appointed as the Company’s President and Chief Executive Officer and to the Board of Directors in December 2011. From September 2007 to December 2011, Mr. Grossman served as a Managing Director at Texas Pacific Group (“TPG”), a private equity firm, where he initiated and led the medical device venture investing effort, and also served as a Senior Advisor to the firm’s buyout fund. Prior to joining TPG in 2007, Mr. Grossman spent 23 years in a variety of industry operating roles, including as President and Chief Executive Officer of Thoratec Corporation, a medical device company, from 1996 to 2006. Prior to joining Thoratec Corporation, Mr. Grossman was a Division President of Major Pharmaceuticals, Inc., from 1992 to 1995, at which time it was sold. From 1988 to 1992, Mr. Grossman served as the Vice President of Sales and Marketing for the Calcitek division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation. Mr. Grossman serves on the board of directors of Thoratec Corporation and served on the boards of directors of Intuitive Surgical, Inc. from May 2004 to April 2010 and Kyphon, Inc. from April 2007 until it was acquired by Medtronic, Inc. in November 2007, as well as numerous private company boards. Mr. Grossman received a B.S. in life sciences from The Ohio State University and an M.B.A. from Pepperdine University.

Mr. Lichtwardt joined Conceptus as Executive Vice President, Treasurer and Chief Financial Officer in November 2003 and was promoted to Executive Vice President, Operations, and Chief Financial Officer in April 2008. From 2000 to 2002, he was Executive Vice President, Finance, Chief Financial Officer and Corporate Secretary of Innoventry, Inc., a financial services company. From 1993 to 2000, Mr. Lichtwardt was Vice President, Finance, Chief Financial Officer and Treasurer of Ocular Sciences, Inc., a worldwide developer and marketer of soft contact lenses. Prior to his employment with Ocular Sciences, Mr. Lichtwardt, from 1989 to 1993, held senior management positions in various divisions of Allergan Inc. Mr. Lichtwardt currently serves on the board of directors of Biolase Technology, Inc., a public medical and dental laser products company, where he also participates on the Audit, Compensation and Quality Compliance Committees. In addition to these positions, Mr. Lichtwardt has held various financial positions at AST Research, Inc. and at divisions of American Hospital Supply Corporation. He earned a B.B.A. degree from the University of Michigan and an M.B.A. degree from Michigan State University.

Mr. Chung was appointed Chief Commercial Officer and Executive Vice President in August 2012 and leads Conceptus’ global commercial sales and marketing strategies. He has more than 20 years of experience within the field of implantable medical devices. Prior to joining Conceptus, Mr. Chung served as the President and Chief Executive Officer of Mitralis Medical, an early-stage transcatheter mitral valve repair company from February 2011 to July 2012. Prior to Mitralis Medical, he spent 15 years with Baxter Healthcare Corporation and its spinoff, Edwards Lifesciences (together, “Edwards”). From November 2008 to January 2011, Mr. Chung served as Edward’s Global Vice President, Commercial Operations, Heart Valve Therapy, and from 2003 to

2008 as Edward’s Vice President, Sales and Marketing, Heart Valve Therapy. From 1996 to 2003, Mr. Chung held a variety of sales, sales operations and marketing positions for Edwards. Earlier in his career, he held sales positions at Pfizer-Schneider Interventional Cardiology from 1994 to 1996 and Pfizer-Pharmaceuticals Roerig Division from 1991 to 1994. Mr. Chung served as a PATRIOT Missile officer in the United States Army from 1988 to 1991 and received a B.S. degree in General Engineering and International Relations at the United States Military Academy at West Point.

Ms. Brooks joined Conceptus as Vice President, General Counsel and Corporate Secretary in November 2009 and was promoted to Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer in February 2010. Prior to joining Conceptus, Ms. Brooks was Senior Vice President and General Counsel for Perlegen Sciences, Inc., a biotechnology company developing genetic-based diagnostic tests, from November 2007 to November 2009. Previously, Ms. Brooks served as General Counsel for several medical device and life sciences companies, including Free & Clear, Inc., a healthcare company providing tobacco cessation services for company benefits programs, from 2006 to 2007, Access Health, Inc. a healthcare services company providing symptom –based assessment and health services utilization management, from 1996 to 1999 and Westmark International, Inc. a diagnostic ultrasound and patient monitoring systems company (formerly part of Squibb Corporation), from 1986 to 1992, and for Internet companies including GiftCetificates.com, Inc. from 2002 to 2006 and eCharge, Inc. from 2000 to 2001. She previously was a director and compensation committee chair of Endosonics, Inc., a publicly traded intravascular ultrasound company. Brooks earned a J.D. degree from Santa Clara University, a Masters of Law in Taxation from Georgetown University, and an M.B.A. degree from the University of Washington, where she also earned B.A. degrees in Comparative Literature and in English Literature.

Ms. Ciano joined Conceptus as Executive Vice President, Human Resources in March 2012. From November 2010 to March 2012, Ms. Ciano was principal of a consulting company, Ciano Associates, which provided executive coaching services for several technology companies. Previously, she was Senior Vice President, Human Resources for Affymetrix Inc., a gene chip company, from 2006 to October 2010. Prior to Affymetrix, from 2003 to 2006 she was Vice President, Human Resources at Novellus Systems, Inc., where she was Senior Director, Customer Satisfaction from 2000 to 2003. Ms. Ciano also worked for Varian Associates from 1980 to 2000 in various management positions. Ms. Ciano earned a Masters degree in Psychology from JFK University, an M.B.A. degree from Santa Clara University and a B.S. in Marketing from San Jose State University.

Dr. Ozdil joined Conceptus as Executive Vice President of Research and Development in June 2011. Previously Dr. Ozdil was Senior Vice President of Research and Development at Nanovasc, Inc., a VC-backed private medical device start-up company, from April 2010 to June 2011. From July 2009 to February 2010, he was Senior Vice President of Research and Development and Manufacturing operations, and Chief Scientific Officer for Angioscore, Inc., a VC-backed, private medical device company, where he was Vice President of Research and Development and Chief Scientific Officer from October 2006 to July 2009. Previously, Dr. Ozdil held several management positions at Medtronic Cardiovascular from 1998 to 2006, with his most recent position as Senior Director of Research and Development, Science and Technology. Dr. Ozdil earned a B.S. in mechanical engineering from Bogazici University, Istanbul, Turkey and his M.S. and Ph.D. in mechanical engineering from Florida Atlantic University.

Mr. Sharpe joined Conceptus as the Executive Vice President of Operations in January 2013. Mr. Sharpe has 25 years of experience in the medical device field. Before joining the Company, Mr. Sharpe came out of semi-retirement to serve as the Senior Vice President of Operations at Optovue, Inc., an ophthalmic device company, from September 2010 to January 2013. Before that, Mr. Sharpe served as Vice President of Operations at Thoratec Corporation from 1997 to 2006. Prior to his tenure at Thoratec Corporation, Mr. Sharpe held numerous positions in operations with Baxter Healthcare Corporation from 1983 to 1997, with increasing scale and responsibility culminating in his role as Director of Operations from 1992 to 1997. Mr. Sharpe received a B.S. degree in mechanical engineering from the University of Massachusetts at Lowell.

Mr. Yu was named Vice President of Regulatory, Clinical and Medical Affairs at Conceptus in September 2009. Mr. Yu joined Conceptus in July 2006 and most recently served as Senior Director of Clinical Research and Regulatory Affairs. From 2003 to 2006, he was responsible for the regulatory affairs strategies supporting new ventures and research and technology programs at Guidant Vascular Intervention, which became a part of Abbott Laboratories through its 2006 acquisition of Guidant VI. Before joining Guidant, Mr. Yu held positions in regulatory affairs, marketing, finance and manufacturing at diverse healthcare companies including Durect Corp., Lumenis, Inc., Lifescan, Inc., Roche Bioscience, and Genentech. He holds a B.S. degree from the University of California at Davis, and an M.B.A. degree from Santa Clara University.

There are no family relationships among the Company’s directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file these reports on a timely basis.

Based solely on the Company’s review of the copies of such forms furnished to it and written representations from the executive officers and directors, the Company believes that during fiscal 2012 all Section 16(a) filing requirements were met.

Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics that applies to all of its employees and to its Board of Directors. A copy of the code is available on the Company’s website at www.conceptus.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver for an executive officer from, a provision of the code by posting such information on the Company’s website at the address specified above.

Stockholder Recommendations of Director Nominees

There have not been any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the Company filed its proxy statement for the 2012 annual meeting of stockholders.

Audit Committee

The Company has a separately-designated standing Audit Committee composed of three non-employee directors, Messrs. Bonadio, LaViolette and Toni. Mr. Bonadio currently serves as the Chair of the Audit Committee. The Board of Directors has determined that each member of the Audit Committee satisfies the independence and experience requirements of NASDAQ and Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has further determined that Mr. Bonadio is an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K of the Securities Act of 1933, as amended. The Audit Committee operates under a written charter adopted by the Board of Directors that is available on the Company’s website at www.conceptus.com.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section explains how the Company compensated its named executive officers, or NEOs, during fiscal year 2012. The individuals who served as the Company’s NEOs during fiscal 2012 are listed below and detailed information about their compensation is presented in the tables and narratives that follow:

Name	Title
D. Keith Grossman	President, Chief Executive Officer
Gregory E. Lichtwardt	Executive Vice President, Operations and Chief Financial Officer
David H. Chung (a)	Executive Vice President, Chief Commercial Officer
Julie A. Brooks	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
Lori M. Ciano (b)	Executive Vice President, Human Resources

(a)	Mr. Chung commenced employment as Chief Commercial Officer and Executive Vice President on August 13, 2012.
(b)	Ms. Ciano commenced employment as Executive Vice President, Human Resources on March 26, 2012.

Overview of Compensation Philosophy, Principles and Policies

The goal of the compensation program for the Company’s NEOs is to maximize the enterprise value over time, ensure that an appropriate relationship exists between executive pay and the creation of long-term enterprise value, while concurrently enabling the Company to attract, retain, reward and motivate high caliber employees. The Company believes that it is essential to ensure that an appropriate relationship exists between executive pay and the creation of long-term stockholder value, and that the skills, experience and dedication of NEOs are critical factors that contribute directly to the Company’s operating results, thereby enhancing stockholder value. As a result, the compensation program for NEOs is designed to (1) be competitive with the compensation programs of the Company’s peer companies in order to ensure that the Company can continue to attract, retain, reward and motivate high-performing executive talent, (2) align NEO compensation with the Company’s corporate strategies, business objectives and the long-term interests of the Company’s stockholders, (3) increase the NEOs’ incentives to achieve key strategic and financial performance measures by linking their incentive compensation to the achievement of performance goals related to such measures and (4) encourage the NEOs to increase the Company’s long-term value by providing a portion of total compensation in the form of equity awards that provide them with the opportunity to directly hold stock in the Company. To accomplish these goals, the Company seeks to provide a total compensation program for NEOs that establishes base salaries in a competitive range, bonus opportunities that reward above-average performance and stock-based incentive programs designed to achieve long-term corporate financial goals and build NEO stock ownership.

The Company’s NEOs’ compensation currently has three primary components: base compensation or salary, annual cash incentives and long-term equity incentive awards. In addition, the Company provides the NEOs a variety of health, welfare and retirement benefits that are available generally to all employees. The Company believes that a mix of both cash and equity incentives is appropriate, as cash incentives reward NEOs in the near term for achieving superior performance, while equity incentives motivate NEOs to achieve superior performance over the longer term and, through the imposition of vesting conditions, incentivize retention over a multi-year period.

The Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, reviews and analyzes relevant survey data when setting executive compensation target ranges for base salaries, annual incentive bonuses and long term equity incentives. In assessing market competitiveness of total executive compensation packages, the compensation of the Company’s NEOs are reviewed against executive compensation survey data of a peer group of medical technology companies identified by the Compensation Committee’s independent compensation consultant, Radford, an Aon Hewitt consulting company, which is engaged directly by the Compensation Committee. The Company’s 2012 peer group included companies that:

•	are similar to the Company in terms of their size (for example, revenue and market capitalization), industry and global presence;

•	have executive officer positions that are comparable in terms of breadth, complexity and scope of responsibilities; and

•	are located in comparable markets.

The Compensation Committee analyzes each component of executive compensation, including base salaries, annual incentive bonus and long term equity incentives, with the goal of setting compensation for the Company’s NEOs between the 50th percentile and the 75th percentile. The specific companies included in the peer group are reviewed by the Compensation Committee each year and may change based on such companies’ size, relevance or other pertinent factors.

In determining the amount of the actual cash and equity incentives awarded to the Company’s NEOs each year, the Compensation Committee considers each NEO’s total compensation for both the short and long term to assess the overall incentive and retentive value of the applicable NEO’s compensation package. As part of the process of establishing and adjusting executive compensation levels, on an annual basis, the Compensation Committee seeks the input of the Chief Executive Officer regarding the individual performance of the other NEOs.

Role of the Compensation Committee

The Compensation Committee has the primary authority to determine and recommend to the Board of Directors, the level and type of all forms of compensation to be granted to the Company’s NEOs in furtherance of the Company’s compensation objectives. These recommendations from the Compensation Committee are taken into considerations by the Board of Directors, who has the final approval authority. All of the members of the Compensation Committee are independent under the standards established by NASDAQ and “outside directors” under Section 162(m) of the Code. In 2012, the Compensation Committee met six times, and each member of the Compensation Committee attended at least 75% of the meetings. Compensation Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also the Company’s Chairman of the Board of Directors, the Company’s Chief Executive Officer, the Company’s General Counsel and EVP of Human Resources (except during discussions regarding their respective compensation) and a representative of Radford.

At the regularly-scheduled Compensation Committee meetings, the Compensation Committee discusses and reviews the Company’s compensation philosophy and objectives for the following year and reviews with Radford the Company’s peer group companies for the following year after which, the final recommendations are provided to the Board of Directors for final approval as discussed below under “Benchmarking.” The compensation packages for the Company’s NEOs are reviewed annually by the Compensation Committee based on an analysis, provided by Radford, of all elements of the Company’s executive compensation program (both separately and in the aggregate), including the use and form of equity compensation, the results of Radford’s analyses and the salary, bonus and equity compensation recommendations proposed by the Company’s Chief Executive Officer for the other NEOs. In an executive session without the Company’s Chief Executive Officer present, the Compensation Committee recommends, and the Board of Directors determines and approves the Company’s Chief Executive Officer’s compensation based on its assessment of his performance and a review of external compensation information provided by Radford

Each year, the Company’s Chief Executive Officer submits a proposal to the Compensation Committee for a cash incentive bonus plan for the Company’s next fiscal year, under which its employees, including the Company’s NEOs, may be eligible to earn cash incentive bonuses based, in part, on the Company’s corporate financial and operational goals for the following year. The Compensation Committee then reviews the proposed plan and Radford’s analysis of similar plans maintained by the Company’s peer group companies and, during the first quarter of the next fiscal year, makes recommendations to the Board of Directors who adopt a cash incentive bonus plan. The Compensation Committee also reviews the financial and operating results for each year compared to the targets under the cash incentive bonus plan in the first quarter of the year following the year to which the bonus plan relates and makes recommendations to the Board of Directors who determine the level at which cash incentive bonuses will be paid, taking into consideration the Chief Executive Officer’s recommendations with respect to the bonuses for the NEOs that report directly to him.

In setting final compensation levels for the Company’s NEOs for 2012, the Compensation Committee considered many factors, including, but not limited to:

•	the scope, strategic and operational impact of the NEO’s responsibilities;

•	the Company’s past and current business performance and future expectations;

•	the Company’s long-term goals and strategies;

•	the performance and experience of each individual;

•	relative levels of pay among the officers;

•	the amount of base salary in the context of the NEOs total compensation and other benefits;

•	for equity-based incentives, the relative amounts of vested and unvested equity incentives then held by such named executive officer;

•	for each named executive officer other than the Company’s Chief Executive Officer, the evaluations and recommendation of the Company’s Chief Executive Officer; and

•

the competitiveness of the elements of compensation and of the compensation package, as a whole, relative to comparable executives at the peer group companies as highlighted by the independent analysis performed by Radford.

The Compensation Committee does not have a set formula for weighing the above criteria when setting compensation levels for the Company’s NEOs.

Role of the Independent Compensation Consultant

During 2012, Radford’s compensation experts worked with management to gather information required to perform their independent analysis of the Company’s compensation programs, and then furnished analytical data and presented directly to the Compensation Committee for purposes of advising it on compensation matters, including compensation for the Company’s NEOs during 2012. Radford representatives attended five meetings of the Compensation Committee during 2012 in which significant compensation issues were discussed, including incentive plan design and the Company’s equity incentive program. Radford reports directly to the Compensation Committee, and the Compensation Committee has the authority to direct Radford’s work and to maintain their services at the Compensation Committee’s sole discretion. Radford participates in executive sessions with the members of the Compensation Committee as requested. During 2012, Radford did not provide any other services to the Company. After review and consultation with Radford, the Compensation Committee determined that Radford is independent and that there is no conflict resulting from retaining Radford currently or during 2012.

Role of Stockholder Say-on-Pay Votes

In 2012, the Company’s stockholders voted to approve, on an advisory basis, our named executive officers’ compensation, with an approval rate of approximately 74%. As a result, the Compensation Committee continued to apply the same effective principles and philosophy it has used in previous years in determining executive compensation and did not make any material changes to its executive compensation program during 2012. The

Compensation Committee will continue to consider stockholder concerns and feedback (including the outcome of the Company’s say-on-pay votes) in designing and implementing its executive compensation programs and making compensation decisions for our NEOs in the future. Further, the Compensation Committee will continue to work to ensure that management’s interests are aligned with our stockholders’ interests to support long-term value creation.

Our Board of Directors previously determined to hold an advisory shareholder vote on the compensation of our named executive officers on an annual basis. Accordingly, our next advisory say-on-pay vote will occur at our 2013 annual stockholders’ meeting.

Benchmarking

When working with Radford to determine the Company’s peer companies, the Compensation Committee focused on identifying companies with whom it believes the Company competes for NEOs and other key employees, particularly those with generally comparable revenues, market capitalization and number of employees in the Company’s industry and adjacent industries (as noted above). The peer group is generally reviewed annually at the Compensation Committee’s regularly-scheduled, third-quarter Compensation Committee meeting to ensure that the individual companies within the peer group are comparable to us as measured by revenue (less than $400 million), market capitalization (between $150 million and $1.5 billion), number of employees (between 100 to 600 employees) and scope of business. In addition, companies may be excluded due to mergers and acquisitions. These peer group companies are used to identify appropriate market reference points for gathering executive compensation data. The Compensation Committee recommended and the Board of Directors reviewed and approved the composition of the final peer group to ensure that companies were relevant for comparative purposes. The following peer group was used to conduct the named executive officer compensation review for 2012:

ABAXIS, INC	CYBERONICS, INC	KENSEY NASH CORP	QUIDEL CORP
ABIOMED, INC	DEXCOM, INC	LUMINEX CORP	SONOSITE CORP
ACCURAY, INC	ENDOLOGIX, INC	MAKO SURGICAL CORP	STEREOTAXIS, INC
ALIGN TECHNOLOGY, INC	EXACTECH, INC	NATUS MEDICAL, INC	THORATEC CORP
ALPHATEC, INC	HANSEN MEDICAL, INC	NUVASIVE, INC	VOLCANO CORP
ANGIODYNAMICS	INSULET CORP	PALOMAR MEDICAL TECHNOLOGIES, INC

For the Company’s 2013 peer group companies, which were recommended by the Compensation Committee, and approved by the Board of Directors in July 2012, the selection criteria included revenues of less than $400 million, market capitalization of between $150 million to $1.5 billion and employee size between 100 to 600 employees. These criteria were recommended and approved to accommodate growth by the Company over the next year. The Company believes that collectively the peer group used in 2012 was, at the time, representative of companies in the Company’s size range and industry that were a fair representation of the employment market in which the Company competes. For the 2013 peer group list, Radford recommended removing the following companies from the 2012 peer group list Align Technology, Hansen Medical and Stereotaxis as they fell outside of the revenue or market capitalization criteria discussed above and Sonosite as it had been acquired. Radford also recommended adding the following companies to the 2012 peer group to place the Company closer to the median for revenue and market capitalization: Atrion, Cryolife, Cynosure, NxStage Medical and Spectranetics. The following peer group was used to conduct the named executive officer compensation review for 2013:

ABAXIS, INC	CRYOLIFE, INC	INSULET CORP	NXSTAGE MEDICAL, INC
ABIOMED, INC	CYNOSURE, INC	KENSEY NASH CORP	SPECTRANETICS CORP
ACCURAY, INC	CYBERONICS, INC	LUMINEX CORP	PALOMAR MEDICAL TECHNOLOGIES, INC
ALPHATEC, INC	DEXCOM, INC	MAKO SURGICAL CORP	QUIDEL CORP
ANGIODYNAMICS	ENDOLOGIX, INC	NATUS MEDICAL, INC	THORATEC CORP
ATRION CORP	EXACTECH, INC	NUVASIVE, INC	VOLCANO CORP

Compensation Objectives

During 2012, the Compensation Committee reviewed the Company’s executive compensation programs and practices, and analyzed, for each named executive officer, all existing elements of his or her compensation (including base pay, cash bonus awards, total cash compensation, long-term incentive compensation in the form of equity awards and relocation expenses including reimbursement of housing and/or commuting expenses, if applicable). Because bonus and long-term incentive compensation plays a significant role in aligning the Company’s executives’ interests with the Company’s stockholders’ interests, annual incentives and long-term incentives constitute a substantial portion of the NEOs’ compensation.

The Company’s compensation program is comprised of the following components for the NEOs:

•	Base salaries;

•	Annual cash incentive bonus;

•	Long-term equity incentives;

•	Employment agreements providing for severance and change in control benefits; and

•	401(k), health and welfare plan benefits.

The Compensation Committee compared these compensation components separately, and in the aggregate, to compensation at the 2012 peer group companies as described above, in order to set each element of compensation at a level such that, for each named executive officer:

•	base salary is at a level that is between the 50th to 75th percentiles of base salaries paid to similarly-situated executives at peer group companies;

•

base salary and target cash incentive compensation, combined, is at a level that is between the 50th and 75th percentiles of cash compensation paid to similarly-situated executives at peer group companies;

•	equity-based compensation is at a level that is between the 50th and 75th percentiles of equity-based compensation to similarly-situated executives at peer group companies; and

•

cash and equity compensation, combined, is at a level that is at between the 50th and 75th percentiles of aggregate cash and equity compensation paid to similarly-situated executives at peer group companies.

The Compensation Committee believes that these elements of compensation, when combined, effectively achieve the overall objectives of the Company’s compensation program. The Company’s total compensation objective recognizes that over the long-term, the Company will generate greater shareholder returns with a management team that is superior to its peer group, while supporting the Company’s commitment to pay for performance when the Company meets or exceeds objectives that can lead to an increase in shareholder value. The market reference points discussed above are used as a guideline in designing the Company’s compensation programs. The Compensation Committee may recommend and the Board of Directors may approve individual compensation arrangements that are above or below the guidelines based on the criteria outlined above.

Base Salary Philosophy

The Company utilizes salary as the base amount necessary to retain named executive officer talent. The Company fixes named executive officer base compensation at a level the Company believes enables the hiring and retention of a management team that is comparable to the Company’s peer group companies and to reward exceptional individual performance and an exceptional level of contribution to the Company’s overall business goals. The salaries for each of the Company’s NEOs during the last three fiscal years are listed below in the Summary Compensation Table.

The Compensation Committee recommended and the Board of Directors approved increases to the 2012 base salaries of each of the Company’s NEOs based on individual performance, experience and position, and the Company’s objective to pay base salaries at a level that is at approximately the 50th to 75th percentile level of base salaries paid to executives at peer group companies given the hiring and retention pressures in the Silicon Valley.

Bonus Plan Philosophy

The Company uses cash incentives to reward performance achievements over a period of one year or less, to closely align corporate performance with executive compensation and reinforce a sense of accountability in the Company’s NEOs. The Compensation Committee determines the NEOs eligible for these incentives and the performance measures and other terms and conditions of these incentives for NEOs. Incentive compensation targets for the Company’s NEOs are established by the Compensation Committee as a pre-determined percentage of base salary, based on performance against specified corporate financial metrics and operational goals that are intended to provide a competitive level of compensation when these metrics and goals are achieved. The actual incentive award for each NEO is determined according to the level of achievement against these performance objectives after the close of the relevant performance period. Pursuant to our clawback policy, we may recover awards or payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would have reduced the size of the award or payment.

Equity Incentive Philosophy

The Company has historically granted equity incentives in the form of stock appreciation rights (“SARs”), nonqualified options (“NQOs”) and restricted stock units (“RSUs”), as determined by the Compensation Committee, to the Company’s executive officers to aid in their retention, to motivate them to assist the Company with the achievement of corporate strategic, financial and operational objectives and to align their interests with those of the shareholders by providing them with an equity stake. Because the Company’s executive officers are awarded SARs and NQOs with an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of grant, SARs and NQOs will have value to the Company’s executive officers only if the market price of the Company’s common stock increases after the date of grant, creating a direct, meaningful link between shareholder value and the equity component of an executive officer’s individual compensation. Typically, the Company’s SARs and NQOs vest at a rate of 12.5% of the shares subject to the SARs and NQOs on the first six month anniversary of the grant date, and with the remaining SARs and NQOs vesting monthly on a ratable basis thereafter for a total four-year vesting period, and become exercisable as they vest. The Company’s restricted stock unit grants typically vest at a rate of 25% of the shares on the first year anniversary of the grant date, with the remaining shares vesting annually thereafter for a total four-year vesting period.

The Company granted RSUs to the executive officers in 2012 based, in part, upon the recommendation of Radford and Radford’s analysis that many of the Company’s peer group companies grant RSUs to their executive officers, and in order to carefully manage the equity burn rate of the Company’s equity incentive plan by providing the Company’s executive officers with equity incentive that results in less dilution to the Company’s shareholders. A restricted stock unit is a promise to issue shares of the Company’s common stock upon vesting, at no cost to the recipient. RSUs will also have more value to the Company’s executive officers as market price of the Company’s common stock increases after the date of grant, maintaining the link between shareholder value and officer compensation.

Equity grants are granted to executive officers when the executive first joins the Company or in connection with a promotion or significant change in responsibilities. In addition, the Compensation Committee considers performance-based annual grants for executive officers, with grants typically made at the Compensation Committee’s regularly scheduled first quarter Compensation Committee meeting, taking into account such executive’s performance, comparable equity grants to executives in the market, input from Radford, including with respect to benchmarking against the Company’s peer group, and such executive’s then-unvested equity position in determining whether to make a grant to an executive officer in a given year. The number of shares subject to each grant of SARs, NQOs and/or RSUs is within the discretion of the Compensation Committee, with recommendations by the Chief Executive Officer for all executives other than himself, based on such factors, as well as equity grant guidelines approved by the Compensation Committee. These guidelines are established based in part on a comparative market assessment performed by Radford.

The date on which an equity award is granted is the date specified in the resolutions of the Company’s Board of Directors, or applicable committee or sub-committee of the Board, in which the grant is approved. The grant date must fall on or after the date on which the resolutions are adopted by the Board or committee. For NQOs, the exercise price is the closing sale price of the Company’s common stock on the grant date, as reported by NASDAQ. The Company does not have any program, plan or practice to time the grant of equity awards in coordination with the release of material non-public information. The Company does not time or plan the release of material, non-public information for the purpose of affecting the value of executive compensation.

The Compensation Committee periodically reviews the Company’s equity usage. The Compensation Committee endeavors to ensure that the use of equity is comparable to the equity usage of other companies in the Company’s peer group and for 2012 determined to begin using both NQOs and RSUs, with RSUs considered as a 1:2.5 NQOs equivalent, as equity incentives for new hires and ongoing performance grants to existing employees, with selected restricted stock grants used as special incentives.

Components of Compensation

Base Salaries

The Compensation Committee evaluates the performance of the Chief Executive Officer and makes salary recommendations to the Board of Directors for all NEOs (taking into account the Chief Executive Officer’s assessment of the other NEO’s performance). Named executive officer salaries are determined based on the Compensation Committee’s review of data from the Company’s peer group, on evaluation of each officer’s individual performance throughout the year, level of responsibility, overall salary structure, budget guidelines and assessment of the Company’s financial condition. This approach ensures that the Company’s cost structure will allow it to remain competitive in its markets. To aid the Compensation Committee in making its determination and recommendation to the Board of Directors, the Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all NEOs, excluding himself. Each named executive officer of the Company participates in an annual performance review with the Chief Executive Officer to provide input about his or her contributions to the Company’s success for the period being assessed. After receiving the Chief Executive Officer’s input and the results of the named executive officer evaluations, the overall performance of the Company’s NEOs is reviewed by the Compensation Committee and the Board of Directors. Actual base pay for each named executive officer is determined by the Compensation Committee and approved by the Board of Directors as a result of this process. The Chief Executive Officer does not participate in discussions with the Board of Directors or the Compensation Committee regarding his own performance or base salary.

In determining and approving 2012 base salary increases for the NEOs, the Compensation Committee assessed the following: (1) the individual named executive officer’s performance in 2011 versus expectations, (2) the named executive officer’s base salary compared to executives in the same or similar positions at peer group companies and (3) the Company’s performance in 2011 versus the financial goals and other strategic objectives established by the Company. The Board and Compensation Committee approved increases from 2.4% to 5% in the base salaries of the NEOs, as set forth in the table below.

Base salaries paid to the Company’s NEOs in fiscal year 2012 were as follows. The base salary for Mr. Grossman, the President and Chief Executive Officer, was $525,000 for 2012. His salary is between the 50th and 75th percentile of the Company’s peer group range for his position. Mr. Lichtwardt’s base salary for 2012 was above the 75th percentile of the Company’s peer group for his position. Mr. Chung’s base salary for 2012 was above the 75th percentile of the Company’s peer group for his position. Ms. Brooks’ base salary for 2012 was at the 60th percentile of the Company’s peer group for her position. Ms. Ciano’s base salary for 2012 was above the 75th percentile of the Company’s peer group for her position. It is the Compensation Committee’s intent to continue to review periodically base salary information to monitor competitive ranges within the applicable market, including information related to geographic location and individual job responsibilities. No formula based salary increases are provided to the NEOs. Financial goals and individual strategic goals for each named executive officer are discussed below.

At its regularly scheduled first quarter meeting held in February 2012, the Board of Directors, based on recommendations from the Compensation Committee, approved the following base salary increases for the Company’s NEOs in 2012: Mr. Lichtwardt received a salary increase of 2.4% in 2012 and Ms. Brooks received a salary increase of 5.0% in 2012. None of the other NEOs received base salary increases during 2012.

NEO base salaries for 2012 and 2011 were as follows:

	2012	2011	% increase
D. Keith Grossman	$525,000	$525,000	0.0%
Gregory E. Lichtwardt	348,000	340,000	2.4%
David H. Chung	325,000	—	NA
Julie A. Brooks	312,300	297,300	5.0%
Lori M. Ciano	270,000	—	NA

Annual Incentive Bonus

The Board of Directors, acting from recommendations provide by the Compensation Committee, structures the Company’s annual incentive bonus program to reward its named executive officers based on the Company’s fiscal year performance and the individual named executive officer’s contribution to that performance. Each year, after the Company’s annual financial planning process, the Compensation Committee and the Board of Directors establish the financial objectives that need to be achieved by the Company for the named executive officers to earn the portion of the target bonus that relates to financial objectives. These financial objectives vary from year to year, depending on the Company’s business goals. In determining the compensation awards payable to each named executive officer, the Board evaluates the Company’s performance in relation to the approved financial objectives and individual named executive officer’s performance for the year.

The Company’s Chief Executive Officer recommends and the Board and Compensation Committee approve the individual performance objectives for each of the named executive officers except the Chief Executive Officer. The Chief Executive Officer’s individual performance objectives are set by the Lead Director,

Compensation Committee Chairman and the Chairman of the Board of Directors and approved by the Board of Directors. The annual incentive bonus awarded to any named executive officer, other than the Chief Executive Officer, may be increased or decreased at the recommendation of the Chief Executive Officer, subject to Board of Directors approval, as a result of the individual named executive officer’s performance and/or contribution to Company achievement of financial objectives. The annual incentive bonus award for the Chief Executive Officer may be increased or decreased at the sole discretion of the Board of Directors. Each named executive officer’s performance, including the Chief Executive Officer’s, is evaluated against the specific financial goals and individual performance objectives prior to the payment of any bonus and the final bonus payment may be adjusted relative to the achievement of those goals. The performance criteria in the annual incentive bonus program may be adjusted by the Board to account for unusual events, such as extraordinary transactions, foreign currency fluctuations, asset dispositions and purchases and merger and acquisitions if, and to the extent, the Board considers the effect of such events material to the Company’s performance.

Each named executive officer has a target annual bonus that is a fixed percentage of his or her salary. In 2012, the target bonus percentages were 90% of base salary for Mr. Grossman, 60% of base salary for Messrs. Lichtwardt and Chung and Ms. Brooks, and 50% of base salary for Ms. Ciano.

For 2012, 80% of the target bonus for each named executive officer was tied to achievement of Company financial objectives, including a revenue goal comprising 48% of the overall potential bonus payout and an adjusted EBITDA goal (earnings before income taxes depreciation, amortization and non-cash equity compensation) comprising 32% of the overall potential bonus payout (Financial Objectives). The remaining 20% of the target bonuses was tied to achievement of individual objectives established for each named executive officer (Individual Objectives). For the Financial Objectives, the Compensation Committee established a minimum, target and maximum level for achievement. The 2012 revenue goal ranged from $132.1 million (minimum) to $153.0 million (maximum) with 100% payout at $139.1 million (target). There was an overachievement payout of up to 150% based upon a sliding scale for revenue above $139.1 million and up to $153.0 million. The adjusted EBITDA target ranged from $24.2 million (minimum) to $25.5 million (maximum) with 100% payout at $25.5 million (target). If the Company did not achieve at least $132.1 million in revenue and $24.2 million of adjusted EBITDA during 2012, the bonus plan would not be funded and no bonuses would be paid. If revenue and adjusted EBITDA were at least $132.1 million and $24.2 million, respectively, 50% of the bonuses would be paid.

In 2012 the Company achieved revenue of $140.7 million, which was equal to 101.2% of plan. This resulted in an overachievement payout, based on the bonus plan guidelines, of 105.9% of the total target. Mr. Grossman’s individual strategic goals included: improving operating practices; product improvement; strengthening the leadership team; and long-term strategic planning. Mr. Grossman achieved 98% of his Individual Objectives and received a bonus for 2012 of $497,875 which was 95% of his base salary. Mr. Lichtwardt’s individual strategic goals included: enhancing the forecasting process; manufacturing strategy; management of operating expenses; and leading the headquarters move project. Mr. Lichtwardt achieved a total of 95% of his Individual Objectives and received a bonus for 2012 of $218,908, which was 63% of his base salary. Mr. Chung’s individual strategic goals included: accelerating the growth of Essure sales; integrating of the sales and marketing departments into an aligned commercial department; and improving the international organizations’ capabilities. Mr. Chung achieved 100% of his Individual Objectives and received a bonus for 2012, pro-rated for his hire date, of $79,207, which was 24% of his base salary. Ms. Brooks’ individual strategic goals included: strengthening the Company’s intellectual property portfolio; supporting sales expansion in international markets; enhancing company legal compliance practices; and optimizing the Company’s patent litigation. Ms. Brooks achieved 100% of her Individual Objectives and received a bonus for 2012 of $198,435, which was 64% of her base salary. Ms. Ciano’s individual strategic goals included: developing the talent management system; structuring compensation philosophy and guidelines; and enhancing recruiting and on-boarding processes. Ms. Ciano achieved 100% of her Individual Objectives and received a bonus for 2012 of $142,965, which was 53% of her base salary. While under the annual incentive compensation program, Ms. Ciano’s bonus would have been pro-rated to reflect her start date of March 26, 2012, the Compensation

Committee elected to pay Ms. Ciano’s bonus without pro-ration based on its determination that Ms. Ciano significantly over achieved her Individual Objectives and their expectations for her first year with the Company.

Cash-based annual incentives earned by the Company’s NEOs in 2012 compared to 2011 are set forth below:

	2012			2011
	% of MBO achieved (1)	Total $ Bonus	Bonus as a % of Base Salary	% of MBO achieved (1)	Total $ Bonus	Bonus as a % of Base Salary
D. Keith Grossman	98%	$497,876	95%	—	$—	—
Gregory E. Lichtwardt	95%	218,908	63%	98%	40,127	12%
David H. Chung	100%	79,207	24%	—	—	—
Julie A. Brooks	100%	198,435	64%	120%	42,811	14%
Lori M. Ciano	100%	142,965	53%	—	—	—

(1)	MBO: Management Based Objectives are established at the beginning of the year for each Plan participant to ensure individual priorities are aligned with the Company’s corporate goals.

Long-Term Equity Incentives

The Company believes that stock-based performance compensation is essential to aligning the interests of management and the stockholders in enhancing the long-term value of the Company’s equity. The Company’s 2010 Equity Incentive Award Plan provides for the issuance to the Company’s officers and employees of shares of the Company’s Common Stock pursuant to various equity incentive awards, including options, RSUs and SARs. These awards typically vest over four years. These awards are granted to the Company’s officers and other employees both to build the value of the Company and to retain key individuals.

Generally, the Compensation Committee believes that granting equity awards in the form of stock options, RSUs and SARs can be an effective tool for meeting the Company’s compensation goal of increasing long-term stockholder value by tying the value of named executive officer compensation to the Company’s stock performance in the future. Recipients are able to profit from stock options or SARs only if the Company’s stock price increases in value over the stock option’s or SARs’ exercise price. RSUs that vest over time, on the other hand, provide named executive officers a continued incentive even if the price of the Common Stock declines. RSUs will also have more value to the Company’s executive officers as market price of the Company’s common stock increases after the date of grant, maintaining the link between shareholder value and officer compensation. The Board of Directors granted the named executive officers RSUs as well as SARs because RSUs are more efficient with respect to the use of the Company’s equity plan share reserves. Fewer shares need to be issued to provide a retention and incentive value similar to stock options, and therefore, are effective tools in retaining and motivating employees.

During 2011, Mr. Grossman was granted 600,000 SARs and 150,000 RSUs as his initial grant when joined the Company as President and Chief Executive Officer on December 8, 2011 and therefore did not receive an equity award grant in the first quarter of 2012. During the first quarter of 2012 Mr. Lichtwardt and Ms. Brooks were each granted 30,000 SARs and 12,500 RSUs. These amounts were determined based upon comparisons to executives in similar positions in peer group companies, together with individual performance. The approved grants were consistent with the Company’s philosophy with grants falling between the 25th and 75th percentile when compared to peer practices both on a value to value basis and examining the grant as a percent of company. Ms. Ciano, who joined the Company in March 2012, was granted 100,000 SARs in connection with her commencement of employment and Mr. Chung, who joined the Company in August 2012, was granted 50,000 NQOs and 40,000 RSUs in connection with his commencement of employment. These grants were consistent with the Company’s practice of making an initial option grant to executives at the time they first join the Company. The grants made in 2012 were also within the burn rate commitment made by the Company in connection with seeking stockholder approval for its 2010 Equity Incentive Award Plan. For more information relating to the Company’s burn rate commitment, please see the 2010 Proxy filed with the SEC on April 30, 2010.

Termination-Based Compensation

The Company’s Compensation Committee makes recommendations, which the Board of Directors approves, to provide named executive officers with termination protection when it determines that such protection is necessary to attract or retain an executive and to promote internal equity among executives with the same level of responsibility and authority within the Company.

Accordingly, in connection with certain terminations of employment, the Company’s named executive officers may be entitled to receive certain severance payments and benefits pursuant to their respective employment agreements and change of control agreements, described below under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

The Company entered into a Change of Control Agreement with Kathryn Tunstall in 2007, which was amended and restated in January 2009, and which includes acceleration of vesting of the unvested shares subject to her option or other equity awards and provides certain severance payments if her employment is involuntary terminated within two years after a change of control transaction, including salary payments, health benefits and certain other placement services, as described under the section entitled “Employment Contracts, Termination of Employment and Change in Control Arrangements.” The Company believed the Amended and Restated Change of Control Agreement was necessary in order to retain Ms. Tunstall’s services and that the size of the severance package is appropriate in light of Ms. Tunstall’s performance for the Company over time and the stage of the Company.

The Company and Mr. Grossman are parties to an agreement providing for certain severance payments if his employment is involuntarily terminated within two years following a change of control transaction, including salary and bonus payments, and health benefits and the acceleration of his options as described under the section entitled “Employment Contracts, Termination of Employment and Change in Control Arrangements.” The Company believes that this agreement remains necessary in order to retain Mr. Grossman’s services and that the size of the severance package is appropriate in light of Mr. Grossman’s responsibilities for the Company and the Company’s stage of development.

The Company is party to an agreement with each of Mr. Lichtwardt, Mr. Chung, Ms. Brooks and Ms. Ciano that includes acceleration of vesting of the unvested shares subject to the option or other equity awards and provides for certain severance payments if his or her employment is involuntarily terminated within two years following a change of control transaction, including salary and bonus payments, health benefits, certain other placement services and the acceleration of all of his or her options as described under the section entitled “Employment Contracts, Termination of Employment and Change in Control Arrangements.” The Company believes that these agreements remain necessary in order to retain the services of each of these named executive officers and that the size of each of their severance and change of control packages is appropriate in light of severance and change of control benefits provided by peer group companies to executives in similar positions.

Tax Impact on Compensation

The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which limits the deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for certain executive officers (other than the Chief Financial Officer), unless such compensation meets the requirements for the “performance based compensation” exception to the general rule. The Compensation Committee and the Board of Directors intend to continue seeking a tax deduction for all of the Company’s executive compensation to the extent that the Compensation Committee determines that it is in the best interests of the Company to do so. All of the stock options and SARs granted to the Company’s named executive officers are intended to qualify under Section 162(m) of the Code as performance-based compensation, although the income derived from RSUs granted to the Company’s named executive officers generally does not qualify as performance-based compensation under Section 162(m) of the Code.

Employee Stock Purchase Plan

In order to provide employees at all levels with greater incentives to contribute to the Company’s success, the Company makes available to all employees, including its named executive officers, the opportunity to purchase discounted Common Stock of the Company under an Employee Stock Purchase Plan, qualified under Section 423 of the Code.

Retirement Benefits

In order to provide employees at all levels with greater incentive, the Company makes available to all employees, including its named executive officers, the opportunity to make contributions to the Company’s retirement savings (the “401(k)”) plan, under which employees based in the U.S., including the Company’s named executive officers, may elect to defer up to 15% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service regulations. For every dollar an employee contributes to the 401(k) plan, the Company provides a matching contribution of twenty-five cents, for the first 6% of compensation contributed by the employee.

Health Plan, Disability and Insurance Benefits

The Company makes available health plans, disability and insurance benefits to all employees, including to its named executive officers. The cost of the health plans is covered through contributions by both the employees and the Company. Disability and insurance benefits are paid by the Company for all employees.

Summary Compensation Table

The following table shows compensation information for the Company’s NEOs during the fiscal years 2012, 2011 and 2010.

Name and Principal Position	Earned in Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Awards (4)	All Other Compensation (5)		Total
D. Keith Grossman	2012	$525,000	$—	$—	$—	$497,876	$5,250		$1,028,126
President and Chief	2011	14,135	—	1,924,500	3,244,140	—	—		5,182,775
Executive Officer	2010	—	—	—	—	—	—		—
Gregory E. Lichtwardt	2012	348,000	—	171,750	163,434	218,908	—		902,092
EVP, Chief Financial	2011	340,000	—	52,800	209,122	40,127	—		642,049
Officer	2010	333,575	—	136,990	370,859	40,029	—		881,453
David H. Chung	2012	112,500	—	732,400	365,230	79,207	27,658	(6)	1,316,995
EVP, Chief Commercial	2011	—	—	—	—	—	—		—
Officer	2010	—	—	—	—	—	—		—
Julie A. Brooks	2012	312,300	—	171,750	163,434	198,435	3,375		849,294
EVP, General Counsel,	2011	297,300	—	52,800	209,122	42,811	6,858		608,891
Secretary and Chief	2010	280,500	—	—	123,620	33,660	2,375		440,155
Compliance Officer
Lori M. Ciano	2012	197,308	32,902	—	589,580	110,063	2,804		932,657
EVP, Human Resources	2011	—	—	—	—	—	—		—
	2010	—	—	—	—	—	—		—

(1)	Ms. Ciano commenced employment as Executive Vice President, Human Resources on March 26, 2012. In accordance with the annual incentive compensation program, the bonus was to be pro-rated to reflect her start date, instead the Compensation Committee elected to pay Ms. Ciano’s bonus without pro-ration based on its determination that Ms. Ciano significantly overachieved her individual objectives and their expectations for her first year on the job. As a result of the Compensation Committee’s decision, Ms. Ciano received $32,902 as a discretionary bonus which would have been the amount of bonus she had received had she been part of the plan for the entire year.

(2)	The amounts included in the “Stock Awards” column represent the grant date fair value of RSUs granted in 2012 calculated in accordance with ASC 718. The Company provides information regarding the assumptions used to calculate the fair value of such RSUs in Note 13 to the Company’s consolidated financial statements included in the Original Annual Report, which was filed with the SEC on March 8, 2013. There can be no assurance that the RSUs will vest or that the grant date fair value amounts will ever be realized by the executives.
(3)	The amounts included in the “Option Awards” column represent the grant date fair value of stock options and SARs granted in 2012 calculated in accordance with ASC 718. The Company provides information regarding the assumptions used to calculate the fair value of such options and SARs in Note 13 to the Company’s consolidated financial statements included in the Original Annual Report, which was filed with the SEC on March 8, 2013. There can be no assurance that the awards will vest or that the grant date fair value amounts will ever be realized by the executives.
(4)	The amounts included in the “Non-Equity Incentive Plan Awards” column represent the cash bonus earned by the respective NEO.
(5)	The amounts in the “All Other Compensation” column consist of the following matching 401(k) contributions made by the Company during 2012: $5,250 with respect to Mr. Grossman, $1,688 with respect to Mr. Chung, $3,375 with respect to Ms. Brooks and $2,804 with respect to Ms. Ciano.
(6)	The “All Other Compensation” column for Mr. Chung includes an amount equal to $25,970 paid by the Company in connection with his relocation as he commenced employment as Chief Commercial Officer and Executive Vice President on August 13, 2012.

Grants of Plan-Based Awards for 2012

The following table shows all plan-based awards granted to the NEOs in fiscal year 2012.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards		All other Stock Awards: Number of Shares of Stock or Units (#) (1)	All other Options Awards: Number of Securities Underlying options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (3)	Grant Date Fair Value of Stock Option and Awards (4)
Name	Grant Date	Target $	Maximum $
D. Keith Grossman		$472,500	$708,750
Gregory E. Lichtwardt		208,800	313,200
	2/28/2012			12,500			171,750
	2/28/2012				30,000	$13.74	163,434
David H. Chung		74,795	112,192
	8/13/2012			40,000			732,400
	8/13/2012				50,000	$18.31	365,230
Julie A. Brooks		187,380	281,070
	2/28/2012			12,500			171,750
	2/28/2012				30,000	$13.74	163,434
Lori M. Ciano		135,000	178,740
	3/26/2012				100,000	$14.87	589,580

(1)	This column represents the number of RSUs granted to each executive during 2012 under the Company’s 2010 Equity Incentive Plan. One-fourth (1/4th) of the total number of RSUs vest on each anniversary of the Vesting Commencement Date, subject to such individual’s continued employment by the Company.
(2)	The vesting of the SARs and options granted in 2012 is included below in the Outstanding Equity Awards at 2012 Fiscal Year-End table.
(3)	Denotes the closing market price of a share of the Company’s common stock on the date of grant.
(4)	This amount represents the grant date fair value of RSUs, options and SARs granted in 2012, calculated in accordance with ASC 718. The Company provides information regarding the assumptions used to calculate the fair value of such RSUs, options and SARs in Note 13 to the Company’s consolidated financial statements included in the Original Annual Report, which was filed with the SEC on March 8, 2013.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides certain information with respect to outstanding equity awards (consisting of options, SARs and RSUs) held by NEOs as of December 31, 2012.

	Option Awards and Stock Appreciation Rights							Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Awards That Have Not Vested (3)	Market Value of Awards That Have Not Vested
D. Keith Grossman	—		—	—		—	—	112,500	$2,362,500
	12/13/11	12/13/11	150,000	450,000	(1)	$12.83	12/13/21
Gregory E. Lichtwardt	—		—	—		—	—	19,000	$399,000
	11/17/03	11/17/03	150,000	—	(2)	$13.11	11/17/13
	11/30/04	11/30/04	60,000	—	(2)	$8.94	11/30/14
	02/10/06	02/10/06	30,000	—	(2)	$14.76	02/10/16
	02/10/06	02/10/06	10,000	—	(1)	$14.76	02/10/16
	03/02/07	03/02/07	48,000	—	(1)	$18.06	03/02/17
	02/21/08	02/21/08	84,789	—	(1)	$17.74	02/21/18
	02/26/09	02/24/09	62,291	2,709	(1)	$11.35	02/26/19
	02/25/10	02/25/10	31,875	13,125	(1)	$19.57	02/25/20
	03/14/11	03/14/11	15,312	19,688	(1)	$13.20	03/14/21
	02/28/12	02/28/12	6,250	23,750	(1)	$13.74	02/28/22
David H. Chung	—		—	—		—	—	40,000	$840,000
	08/13/12	08/13/12	—	50,000	(2)	$18.31	08/13/22
Julie A. Brooks	—		—	—		—	—	15,500	$325,500
	11/10/09	11/10/09	96,354	28,646	(1)	$17.10	11/10/19
	02/25/10	02/25/10	10,625	4,375	(1)	$19.57	02/25/20
	03/14/11	03/14/11	15,312	19,688	(1)	$13.20	03/14/21
	02/28/12	02/28/12	6,250	23,750	(1)	$13.74	02/28/22
Lori M. Ciano	03/26/12	03/26/12	18,750	81,250	(1)	$14.87	03/26/22	—	$—

(1)	These SARs vest and become exercisable (i) as to one eighth (1/8th) of the total number of shares subject thereto on the six-month anniversary of the Vesting Commencement Date, and (ii) as to one forty-eighth (1/48th) of the total number of shares subject thereto on each monthly anniversary of the Vesting Commencement Date thereafter, subject to such individual’s continued employment by the Company.
(2)	These stock options vest and become exercisable (i) as to one eighth (1/8th) of the total number of shares subject thereto on the six-month anniversary of the Vesting Commencement Date, and (ii) as to one forty-eighth (1/48th) of the total number of shares subject thereto on each monthly anniversary of the Vesting Commencement Date thereafter, subject to such individual’s continued employment by the Company.
(3)	One-fourth (1/4th) of the total number of RSUs vest on each anniversary of the Vesting Commencement Date, subject to such individual’s continued employment by the Company.

Option Exercises and Stock Vested in 2012

The following table shows all stock awards that vested and the value upon vesting by the NEOs during the fiscal year ended December 31, 2012.

	Stock Awards
Name	Number of Shares Acquired Upon Vesting	Value Realized on Vesting ($) (1)
D. Keith Grossman	37,500	$778,125
Gregory Lichtwardt	2,750	38,703
David H. Chung	—	—
Julie A. Brooks	1,000	14,290
Lori M. Ciano	—	—

(1)	Value realized on vesting calculated by multiplying the number of RSUs vesting times the closing trading price of the Company’s common stock on the date of vesting.

Employment Contracts, Terminations of Employment and Change in Control Agreements

In December 2011, the Company entered into an employment agreement with Mr. Grossman, its President and Chief Executive Officer that provided for the following terms:

•	An annual base salary of $525,000 and an annual target bonus of up to 90% of base salary, payable in cash.

•	In the event of certain change in control transactions, the SARs and RSUs held by Mr. Grossman automatically accelerates with respect to 100% of the then-unvested shares subject thereto.

•

In the event of an involuntary termination of Mr. Grossman’s employment for other than due to cause or his resignation for good reason, in either case, within 74 days before and two years after a change in control transaction, Mr. Grossman will receive (i) a lump sum cash payment an amount equal to 250% (or 200% if the termination occurs after the third anniversary of his employment commencement date) of his annual base salary, (ii) an amount equal to 250% (or 200% if the termination occurs after the third anniversary of his employment commencement date) of his target bonus (assuming achievement of performance goals at 100% of target) in a lump sum cash payment, and (iii) during the 30-month period (or 24-month period if the termination occurs after the third anniversary of his employment commencement date) following his termination, the Company shall continue to make available to Mr. Grossman and his covered dependents continued healthcare coverage pursuant to COBRA. Mr. Grossman must execute a release in favor of the Company to be eligible for severance.

Mr. Tunstall’s amended and restated change in control agreement provides that, in the event of certain change in control transactions, each option or other equity award for the Company’s securities held by Ms. Tunstall shall become fully vested and immediately exercisable. In the event of an involuntary termination within two years after a change in control transaction, the agreement provides that Ms. Tunstall will receive (i) her salary paid according to the Company’s standard payroll procedure for a period of 18 months following termination, (ii) health and life insurance benefits for a period of 18 months following termination and (iii) reimbursement for additional health care premiums not already covered by clause (ii) with a total value not to exceed $15,000.

The Company has entered into amended change in control agreements with each of Mr. Lichtwardt, Mr. Chung, Ms. Brooks and Ms. Ciano. In each case, the agreement provides that, in the event of certain change in control transactions, each executive’s options and other equity awards will become vested as to 100% of the then-unvested shares subject to the option or other equity award. In the event of an involuntary termination within two years after the change in control transaction, the executive will receive (i) salary paid according to the Company’s standard payroll procedure for a period of 18 months following termination, (ii) health and life insurance benefits for a period of 18 months following termination, (iii) for a period of 18 months following termination, severance payments equal to 1/12 of the target annual bonus that such executive would have received for the fiscal year in which termination occurs (assuming all requisite performance objectives were met and bonuses are paid at 100%), (iv) all equity awards become fully vested and, as applicable, exercisable and (v) outplacement services not to exceed $15,000.

The following table quantifies the amount that would be payable to the Company’s named executive officers, assuming that the involuntary termination of employment occurred within the applicable time period before or after a change in control. The amounts shown assume that the termination was effective as of December 31, 2012. The actual amounts that would be paid out upon such a termination can only be determined at the time of the named executive officer’s separation from the Company and after the occurrence of a change in control.

Benefits and Payments Upon a Termination of Employment in Connection with a Change in Control	Kathryn Tunstall	Keith Grossman	Gregory Lichtwardt	David Chung	Julie Brooks	Lori Ciano
Salary, Severance payments and Retainers (1)	$262,500	$2,493,750	$835,200	$780,000	$749,520	$607,500
Health and Life Insurance Benefits (2)	32,167	74,473	32,167	13,788	14,543	13,788
Outplacement Services (3)	15,000	—	15,000	15,000	15,000	15,000
Stock Options - Unvested and Accelerated (4)	—	3,676,500	370,902	134,500	443,967	498,063
Restricted Stock Units - Unvested and Accelerated (5)	324,870	2,362,500	136,500	840,000	325,500	—

Totals	$634,537	$8,607,223	$1,389,769	$1,783,288	$1,548,530	$1,134,351

(1)	Amounts represent (i) a lump sum cash payment an amount equal to 250% of Mr. Grossman’s annual base salary and an amount equal to 250% of Mr. Grossman’s target bonus for the year of termination (assuming achievement of performance goals at 100% of target) in a lump sum cash payment, (ii) 18 months of base salary plus target bonus for Ms. Tunstall, Brooks and Ciano and Messrs. Chung and Lichtwardt. Amounts are based on base salary and target bonus percentages as of December 31, 2012.
(2)	Amounts represent 30 months of continued health insurance for Mr. Grossman, 18 months of continued health insurance for Ms. Tunstall, Brooks and Ciano, and Messrs. Chung and Lichtwardt. Amounts are based on employee and Company contributions during 2012.
(3)	Represents the maximum amount to be paid by the Company for outplacement services.
(4)	The value of the unvested and accelerated stock options and SARs is the difference between the value of $21.00 per share, which is the closing trading price of the common stock on December 31, 2012, and the exercise price of the option or SARs, multiplied by the number of unvested shares as of December 31, 2012.
(5)	The value of the accelerated vesting of these RSUs are based on a price of $21.00 per share, which is the closing trading price of the common stock on December 31, 2012.

Mr. Grossman is entitled to full acceleration of his outstanding equity awards on a change in control irrespective of a termination of employment. The value of this accelerated vesting is $3,676,500 for stock options and $2,362,500 for RSU’s, in each case, based on a price of $21.00 per share, which is the closing price of the common stock on December 31, 2012.

Recoupment of Incentives from Named Executive Officers

In April 2007, the Board of Directors adopted a policy wherein the Board of Directors will, to the extent permitted by applicable law, require repayment of any bonus or incentive compensation, including stock options, restricted stock, RSUs or SARs (collectively, “Equity Awards”) paid or issued to any named executive officer after April 15, 2007 where: (a) the amount of the bonus or incentive compensation, including Equity Awards, was based upon the achievement of certain financial results that were subsequently reduced due to a restatement, (b) in the Board of Directors’ view the named executive officer engaged in any fraud or misconduct that caused or partially caused the need for the restatement or (c) the amount of the bonus or incentive compensation, including Equity Awards, paid to the named executive officer would have been lower had it been based upon the restated financial statements. In each such instance, the Company will seek to recover any amounts paid in excess of the amounts that would have been paid, including Equity Awards, based on the restated financial results. In addition, the Board of Directors may dismiss the named executive officer, authorize legal action for breach of fiduciary duty or take such other action as may fit the circumstances, subject to applicable law. The Board of Directors may, in determining the appropriate course of action, take into account penalties or punishments imposed by third parties, such as law enforcement agencies or regulators.

Equity Grant Practices

For the fiscal year ended December 31, 2012, the Company’s award grants to the named executive officers that were part of the comprehensive performance and retention compensation packages approved by the Board and Compensation Committee on February 28, 2012 for each named executive officer. The Company does not time the grant of equity-based awards to its named executive officers in coordination with the release of material non-public information. Annual grants are generally made at the Compensation Committee’s meeting during the first quarter of the year, which typically is held in late February. At its February 24, 2010 meeting, the Board of Directors, at a joint meeting with the Nominating & Governance Committee, approved the delegation of authority to a subcommittee consisting of the Company’s Chief Executive Officer and Chairman of the Compensation Committee, to make grants of equity awards to newly hired or newly promoted non-executive officer employees of the Company, whose grants are made throughout the year, within predetermined guidelines, with the date of such grants to be the 10th day of the month in which the grant previously was approved by such subcommittee. The Compensation Committee believes that setting the grant date at a pre-determined date each month removes any subjectivity in award pricing. All equity grants have been made under the Company’s 2001 Equity Incentive Plan, the Amended and Restated 2002 Non-Qualified Stock Option Plan, the 2010 Equity Incentive Plan or are stand-alone inducement grants (described below). The per share exercise price of stock options cannot be less than the closing per share sales price of the Common Stock on NASDAQ on the date of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are and were no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company in 2012, nor has any such interlocking relationship existed in the past. None of the members of the Compensation Committee is or has at any time during the past fiscal year been an officer or employee of the Company, was formerly an officer of the Company or has engaged in certain related transactions with the Company, as required to be disclosed by the Commission’s rules and regulations.

COMPENSATION COMMITTEE REPORT

The information contained in this Compensation Committee report shall not be deemed to be “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

The following is a report of the Compensation Committee describing the compensation policies applicable to the Company’s named executive officers during the fiscal year ended December 31, 2012. The Compensation Committee is currently comprised of Messrs. Toni, Bishop and Wilson, all of whom the Board of Directors believes are independent directors.

Compensation Discussion and Analysis

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The Compensation Committee,

Robert V. Toni, Chair

John L. Bishop

Peter L. Wilson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 for all of the Company’s equity compensation plans, including its 2010 Equity Incentive Plan, 2001 Equity Incentive Plan, 1995 Employee Stock Purchase Plan, 1995 Directors’ Stock Option Plan, 2002 Non-Qualified Stock Option Plan, stand-alone inducement grants in 2007, 2011 and 2012 and Deferred Fee Plan for Directors.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Awards and Stock Appreciation Rights (a)		Weighted Average Exercise Price of Outstanding Options and Stock Appreciation Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,553,343	(1)	$15.56	2,271,889	(2)
Equity compensation plans not approved by security holders (3)	1,111,100		$13.43	—

Total	4,664,443		$15.05	2,271,889

(1)	Includes 531,275 shares remaining to be issued upon vesting of outstanding RSUs, which are not included in the calculation of the Weighted Average Exercise Price of Outstanding Options and Stock Appreciation Rights.
(2)	Includes 70,413 shares remaining available for future issuance under the Company’s 1995 Employee Stock Purchase Plan.
(3)	Consists of shares issuable under the Company’s Amended and Restated 2002 Non-Qualified Stock Option Plan and the stand-alone inducement grants for Spencer Roeck, in connection with his initial commencement of employment with us as Vice President of International, David Chung, in connection with his initial commencement of employment with us as Chief Commercial Officer, and D. Keith Grossman, in connection with his initial commencement of employment with us as Chief Executive Officer, which do not require the approval of and have not been approved by the Company’s stockholders. Please see description of the Amended and Restated 2002 Non-Qualified Stock Option Plan contained in Note 12 to the consolidated financial statements in the Original Annual Report. In addition, the Company has adopted a deferred fee plan for its outside directors, pursuant to which such directors may receive an indeterminable amount of shares of the Common Stock.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Common Stock as of April 22, 2013 as to (i) each person who is known to the Company to beneficially own more than five percent of the Company’s Common Stock, (ii) each of the Company’s directors and director nominees, (iii) each of the Company’s executive officers named in the Summary Compensation Table (the “named executive officers”) above and (iv) all directors and executive officers as a group. As of April 22, 2013, the Company had 32,569,248 shares of common stock outstanding.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent (2)
5% Stockholders
T. Rowe Price Associates, Inc. (3)	4,837,465	14.79%
100 E. Pratt Street Baltimore, MD 21202
PRIMECAP Management Company (4)	4,677,378	14.31%
225 South Lake Ave., #400 Pasadena, CA 91101
Massachusetts Financial Services Company (5)	2,528,936	7.73%
111 Huntington Avenye Boston, MA 02199
Federated Investors, Inc. (6)	2,392,880	7.32%
Federated Investors Tower Pittsburgh, PA 15222-3779
BlackRock Inc. (7)	1,855,870	5.68%
40 East 52nd Street New York, NY 10022
FMR LLC (8)	1,829,055	5.59%
82 Devonshire Street Boston, MA 02109
The Vanguard Group (9)	1,680,371	5.14%
100 Vanguard Blvd. Malvem, PA 19355
Non-Employee Directors
Kathryn A. Tunstall	245,291	*
John L. Bishop	32,264	*
Thomas F. Bonadio	117,178	*
Paul A. LaViolette	34,440	*
Robert V. Toni	145,538	*
Peter L. Wilson	128,138	*
Named Executive Officers
D. Keith Grossman	247,382	*
Gregory E. Lichtwardt	544,473	1.64%
Julie A. Brooks	160,151	*
Lori M. Ciano (10)	29,715	*
David H. Chung (11)	10,416	*
All directors and executive officers as a group (14 persons)	1,865,071	5.48%

(1)	Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock indicated as beneficially owned by them.
(2)	Percentage of ownership is based on 32,569,248 shares of Common Stock outstanding on April 22, 2013. The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to equity awards that are exercisable within 60 days of April 22, 2013. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.
(3)	Based solely on a Schedule 13G/A filed by T. Rowe Price Associates, Inc. (“Price Associates”) and T. Rowe Price New Horizons Fund, Inc. with the SEC on February 7, 2013, which reported that as of December 31, 2012, Price Associates is the beneficial owner of 4,837,465 shares, with sole voting power with respect to 960,765 shares and sole dispositive power with respect to 4,837,465 shares, and T. Rowe Price New Horizons Fund, Inc. is the beneficial owner of 2,146,000 shares, with sole voting power with respect to 2,146,000 shares and no dispositive power with respect to the shares.
(4)	On February 14, 2013, PRIMECAP Management Company reported in a Schedule 13G/A filed with the SEC that as of December 31, 2012, PRIMECAP Management Company is the beneficial owner of 4,677,378 shares, with sole voting power with respect to 3,963,478 shares and sole dispositive power with respect to 4,677,378 shares.
(5)	On February 12, 2013, Massachusetts Financial Services Company (“MFS”) reported in a Schedule 13G filed with the SEC that as of December 31, 2012, MSF is the beneficial owner of 2,528,936 shares, with sole voting power with respect to 2,380,347 shares and sole dispositive power with respect to 2,528,936 shares.
(6)	On February 12, 2013, Federated Investors, Inc. (“Federated Investors”), reported in a Schedule 13G/A filed with the SEC that as of December 31, 2012, each of Federated Investors and Voting Shares Irrevocable Trust (the “Trust”) has sole voting and dispositive power with respect to 2,392,880 shares and each of John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue (collectively, the “Trustees”) has shared voting and dispositive power with respect to 2,392,880 shares. Federated Investors is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (together the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own the shares. The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of Federated Investors. All of Federated Investors’ outstanding voting stock is held in the Trust for which the Trustees act as trustees. The Trustees have collective voting control that they exercise over Federated Investors. Federated Investors, the Trust and each of the Trustees expressly disclaim beneficial ownership of such securities.
(7)	On February 8, 2013, BlackRock Inc. reported in a Schedule 13G/A filed with the SEC that as of December 31, 2012, BlackRock Inc. is the beneficial owner of 1,855,870 shares.
(8)	On February 14, 2013, FMR LLC and Edward C. Johnson 3d, Chairman of FMR LLC, reported in a Schedule 13G/A filed with the SEC that as of December 31, 2012, each of FMR LLC and Edward C. Johnson 3d is the beneficial owner of 1,829,055 shares. According to the Schedule 13G/A, Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR LLC, is the beneficial owner of 1,829,055 shares as a result of acting as an investment advisor to various investment companies. Each of FMR LLC and Edward D. Johnson 3d report having sole dispositive power with respect to such 1,829,055 shares and no voting power with respect to such shares. Voting power with respect to these shares resides with the Board of Trustees of Fidelity.
(9)	On February 12, 2013, The Vanguard Group reported in a Schedule 13G filed with the SEC that as of December 31, 2012, The Vanguard Group, an investment advisor and holding company, was the beneficial owner of 1,680,371 shares, with sole voting power with respect to 45,649 shares, sole dispositive power with respect to 1,636,322 shares and shared dispositive power to 44,049 shares. Vanguard Fiduciary Trust Company (“VFTC”), a wholly owned subsidiary of The Vanguard Group, Inc. and an investment manager of collective trust accounts, has sole voting and shared dispositive power with respect to 44,049 shares.
(10)	Ms. Ciano commenced employment as Executive Vice President, Human Resources on March 26, 2012.
(11)	Mr. Chung commenced employment as Chief Commercial Officer and Executive Vice President on August 13, 2012.

	Beneficial Ownership of Common Stock As Of April 22, 2013			RSUs Vesting w/in 60 days	Options and SARs Exercisable w/in 60 days
Name	Common Shares Owned		Phantom Stock			Total	Percentages
Kathryn A. Tunstall	133,120		—	7,735	104,436	245,291	*
D. Keith Grossman	22,382		—	—	225,000	247,382	*
John L. Bishop	24,529		—	7,735	—	32,264	*
Thomas F. Bonadio	32,907	(a)	—	7,735	76,536	117,178	*
Paul A. LaViolette	26,705		—	7,735	—	34,440	*
Robert V. Toni	71,107		—	7,735	66,696	145,538	*
Peter L. Wilson	37,586	(b)	2,521	7,735	80,296	128,138	*
Gregory E. Lichtwardt	31,060		—	—	513,413	544,473	1.64%
Julie A. Brooks	6,923		—	—	153,228	160,151	*
David Chung	—		—	—	10,416	10,416	*
Lori Ciano	549		—	—	29,166	29,715	*
All directors and executive officers as a group (14 persons)	394,314		2,521	46,410	1,421,826	1,865,071	5.48%

(a)	Includes 1,900 shares which are owned by Bonadio & Co., LLP, of which Mr. Bonadio is Managing Partner and Chief Executive Officer.
(b)	Includes 1,500 shares for which voting and investment power are shared.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

The Board of Directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is the Board of Director’s preference to avoid related party transactions.

The Audit Committee, under its charter, has the responsibility of reviewing and approving in advance any proposed related party transactions as defined under Item 404 of Regulation S-K. Under the Company’s Code of Business Conduct and Ethics, directors, officers and all other members of the workforce are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. The Company’s Corporate Governance Guidelines require a director to promptly disclose to the Chairman of the Board of Directors and to the Lead Director any potential or actual conflict of interest involving him or her. Under the Guidelines, the Board of Directors will determine an appropriate resolution on a case-by-case basis. All directors must excuse themselves from any discussion or decision affecting their personal, business or professional interests. All related party transactions will be disclosed in the Company’s applicable filings with the Commission as required under the Commission’s rules and regulations.

There were no related transactions required to be disclosed under Item 404 of Regulation S-K during fiscal year ended December 31, 2012.

Director Independence

The NASDAQ Stock Market rules require a majority of the Company’s Board of Directors to be independent of the Company and its management. After review of all relevant transactions or relationships between each director, or any of his or her family members, and Conceptus, its officers and its independent registered public accounting firm, the Board has a responsibility to make an affirmative determination that such directors are “independent” as defined in the NASDAQ rules. The Company’s Board has affirmatively determined that all of its members are independent under the NASDAQ rules, except for Ms. Tunstall and Mr. Grossman, who are employees of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for the following services related to the years ended December 31, 2012 and 2011:

Description of services	2012 Fees	2011 Fees
Audit fees (1)	$1,106,178	$937,934
Audit related fees (2)	—	231,404
Tax fees (3)	—	84,149
All other fees (4)	1,800	1,800

	$1,107,978	$1,255,287

(1)	Audit Fees: represents the aggregate fees billed or to be billed for services performed to comply with generally accepted auditing standards. In addition to the audit and review of financial statements, it includes fees in connection with statutory and regulatory filings such as comfort letters, attest services, consents and assistance with and review of documents filed with the SEC. For the years ended December 31, 2012 and 2011, audit fees were for services related to the audit of the Company’s annual financial statements, the audit of its internal controls over financial reporting, the review of its quarterly financial statements and the review of the associated filings. For the year ended December 31, 2012, audit fees included the Company’s Registration Statement on Form S-8, which was filed with the SEC on August 21, 2012. All such services were pre-approved by the Audit Committee.
(2)	Audit Related Fees: represents the aggregate fees billed or to be billed for assurance services that are traditionally performed by the independent registered public accounting firm. These services include advisory services. For the year ended December 31, 2011, the audit related fees included consultation services related to the acquisition of certain intangible assets in October 2011 and consultation services related to the exchange of a portion of the 2027 Notes for 2031 Notes in December 2011. No such services were provided during 2012. All such services were pre-approved by the Audit Committee.
(3)	Tax Fees: represents the aggregate fees billed or to be billed for tax compliance matters. For the year ended December 31, 2011, tax fees included consultation services related to a transfer pricing study for international operations. No such service was provided during 2012. All such services were pre-approved by the Audit Committee.
(4)	All Other Fees: represents the Company’s user fees related to an online software tool provided by its independent registered public accounting firm. All such services were pre-approved by the Audit Committee.

Pre-Approval Policies

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee may elect to delegate pre-approval authority to one or more designated Audit Committee members in accordance with its charter. Audit Committee approval is required to exceed the budgeted amount for a particular service. The Audit Committee considers whether such audit or non-audit services are consistent with the Commission’s rules on auditor independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. The Financial Statements were included in the Original Annual Report.

2.	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts, was included in the Original Annual Report. Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
2.1	Asset Sale and Purchase Agreement dated October 3, 2011, by and between Conceptus B.V. and Sigma Medical B.V. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 7, 2011).
3.1	Amended and Restated Certificate of Incorporation of Conceptus, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Conceptus, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-89266) filed on June 4, 2002).
3.3	Amended and Restated Bylaws of Conceptus, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 18, 2008).
3.4	Certificate of Amendment No. 1 to the Amended and Restated Bylaws of Conceptus, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 2, 2009).
4.1	Indenture between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 12, 2007).
4.2	Supplemental Indenture No. 1, including the Form of 2.25% Convertible Senior Notes due 2027, between Conceptus, Inc. and Wells Fargo, National Association, dated February 12, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 12, 2007).
4.3	Indenture, including the form of the 5.00% Convertible Senior Note due 2031 contained therein, between Conceptus, Inc. and Wells Fargo Bank, National Association, as Trustee, dated December 23, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 27, 2011).
10.1*	Amended and Restated 2002 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.2*	1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
10.3*	Fifth Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-8 filed on June 25, 2010).
10.4*	Twelfth Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.5*	Form of Stock Appreciation Right Agreement under Conceptus, Inc. Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2007).

Exhibit Number	Description
10.6*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Conceptus, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 6, 2007).
10.7*	2010 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed on June 25, 2010).
10.8*‡	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.
10.9*‡	Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement under Conceptus, Inc. 2010 Equity Incentive Awards Plan.
10.10*‡	Form of Amended and Restated Change of Control Agreement for senior management.
10.11	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.12*	Amended and Restated Change in Control Agreement, dated January 1, 2009, between the Company and Kathryn Tunstall (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.13*	Employment Agreement, dated December 6, 2011, between D. Keith Grossman and Conceptus Incorporated (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 9, 2011).
10.14*	Conceptus, Inc. D. Keith Grossman Stock Appreciation Right Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on December 27, 2011).
10.15*	Conceptus, Inc. D. Keith Grossman Restricted Stock Unit Award Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on December 27, 2011).
10.16*	Letter Agreement by and between the Company and Gregory E. Lichtwardt dated November 12, 2003 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.17*	Employment Agreement, dated November 2, 2009, between Julie Brooks and Conceptus Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.18*	Employment Agreement dated December 20, 2010 between Sam Trujillo and Conceptus Inc. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.19*	Conceptus, Inc. Sam Trujillo Stock Appreciation Right Agreement, dated March 2, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed on April 15, 2011).
10.20*	Stock Appreciation Right Agreement, by and between the Registrant and Spencer Roeck, dated October 10, 2007 (incorporated by reference of Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2007).
10.21*	Employment Agreement dated June 2, 2011 between Dr. Feridun Ozdil PhD and Conceptus Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 29, 2011).
10.22*	Employment Agreement dated March 14, 2012 between Lori Ciano and Conceptus Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 26, 2012).
10.23*	Employment Agreement dated August 13, 2012 between David Chung and Conceptus Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on August 13, 2012).

Exhibit Number	Description
10.24*	Conceptus, Inc. David Chung Stock Option Agreement, dated August 13, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2012).
10.25*	Conceptus, Inc. David Chung Restricted Stock Award Agreement, dated August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2012).
10.26*	Conceptus, Inc. David Chung Restricted Stock Award Agreement, dated January 21, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on January 22, 2013).
10.27*‡	Employment Agreement dated January 21, 2013 between Joe Sharpe and Conceptus Inc.
10.28*	Conceptus, Inc. Joseph Sharpe Stock Option Agreement, dated January 21, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 22, 2013).
10.29	License Agreement dated December 28, 1992 between the Registrant and Target Therapeutics Inc. (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 33-99890-LA), which became effective on February 1, 1996).
10.30+	Supply Agreement, dated June 1, 2009, between Accellent Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.31	Lease Agreement for the premises located at 331 East Evelyn, Mountain View, California (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.32	Credit Agreement, dated August 25, 2011, by and between Conceptus, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 26, 2011).
10.33	First Amendment and Waiver to Credit Agreement, dated October 25, 2011, by and between Conceptus, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.34‡	Costa Rica Lease Agreement dated November 2, 2012 between Multifondos de Costa Rica Sociedad Anonima, Sociedad de Fondos de Inversion and Conceptus Costa Rica S.R.L.
10.35	Murphy Crossing Lease dated November 13, 2012 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 16, 2012).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Form 8-K filed on October 5, 2010).
21.1‡	List of Conceptus subsidiaries.
23.1‡	Consent of Independent Registered Public Accounting Firm.
24.1‡	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS‡	XBRL Instance Document.
101.SCH‡	XBRL Taxonomy Extension Schema Document.
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB‡	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this Exhibit by order from the Securities and Exchange Commission.
‡	Previously filed or furnished with the Original Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, California on this 26th day of April 2013.

CONCEPTUS, INC.

By:	/s/ D. KEITH GROSSMAN,
D. Keith Grossman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. KEITH GROSSMAN (D. Keith Grossman)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 26, 2013

/S/ GREGORY E. LICHTWARDT (Gregory E. Lichtwardt)	Executive Vice President and Chief Financial Officer	April 26, 2013

* (John Bishop)	Director	April 26, 2013

* (Thomas F. Bonadio)	Director	April 26, 2013

* (Paul A. LaViolette)	Director	April 26, 2013

* (Robert V. Toni)	Director	April 26, 2013

* (Kathryn A. Tunstall)	Director	April 26, 2013

* (Peter L. Wilson)	Director	April 26, 2013

*By:	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Attorney-in-Fact