Form 10-Q
period 2013-03-31
CONCEPTUS INC
filed 2013-05-09
CIK 896778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 33,082,229 shares of Registrant’s Common Stock issued and outstanding as of May 1, 2013.

CONCEPTUS, INC.

Form 10-Q for the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Conceptus, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$21,867	$29,494
Short-term investments	53,890	40,496
Accounts receivable, net of allowance for doubtful accounts of $522 and $412 at March 31, 2013 and December 31, 2012, respectively	20,808	23,035
Inventories	6,245	5,166
Prepaids	4,678	4,003
Short-term deferred tax assets	10,966	11,389
Other current assets	3,032	3,237

Total current assets	121,486	116,820
Property, plant and equipment, net	21,818	7,593
Intangible assets, net	18,552	19,568
Long-term investments	11,277	13,142
Restricted cash	2,200	2,200
Goodwill	16,400	16,911
Long-term deferred tax assets	64,858	65,363
Other assets	1,441	1,703

Total assets	$258,032	$243,300

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,785	$4,409
Accrued compensation	6,846	12,141
Other accrued liabilities	3,968	3,062

Total current liabilities	18,599	19,612
Commitments and contingencies (Note 14)
Facility financing obligation	12,595	449
Deferred tax liabilities	632	694
Long-term notes payable, net	47,830	47,518
Other accrued liabilities	657	655

Total liabilities	80,313	68,928

Stockholders’ equity:
Common stock and additional paid-in capital: $0.003 par value, 50,000,000 shares authorized, 32,622,966 and 32,507,558 shares issued and 32,700,829 and 32,429,695 shares outstanding at March 31, 2013 and December 31, 2012	334,129	331,762
Accumulated other comprehensive loss	(3,359)	(2,482)
Accumulated deficit	(153,051)	(154,908)
Treasury stock, 77,863 shares, at cost	—	—

Total stockholders’ equity	177,719	174,372

Total liabilities and stockholders’ equity	$258,032	$243,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$34,108	$29,029
Cost of goods sold	5,656	5,178

Gross profit	28,452	23,851

Operating expenses:
Research and development	2,776	2,503
Selling, general and administrative	21,661	25,219

Total operating expenses	24,437	27,722

Operating income (loss)	4,015	(3,871)
Interest income	74	105
Interest expense	(1,094)	(1,466)
Other income (expense), net	(30)	(79)

Total interest and other income (expense), net	(1,050)	(1,440)

Income (loss) before income taxes	2,965	(5,311)
Provision (benefit) for income taxes	1,108	(2,473)

Net income (loss)	$1,857	$(2,838)

Basic income (loss) per share:
Net income (loss)	$0.06	$(0.09)
Shares used in per share amounts	32,522	31,305
Diluted income (loss) per share:
Net income (loss)	$0.05	$(0.09)
Shares used in per share amounts	34,635	31,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$1,857	$(2,838)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(896)	662
Changes to unrealized gain (loss) on available-for-sale securities	19	289

Other comprehensive income (loss)	(877)	951

Comprehensive income (loss)	$980	$(1,887)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conceptus, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$1,857	$(2,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,138	1,278
Amortization of debt issuance costs	164	179
Accretion of notes payable	312	567
Amortization of intangibles	905	903
Amortization and accretion of discount and premium on investments	305	266
Stock-based compensation expense	1,618	1,695
Changes in operating assets and liabilities:
Accounts receivable, net	1,605	1,416
Inventories	(1,221)	(644)
Prepaids and other assets	18	(1,297)
Deferred tax asset	914	(2,479)
Accounts payable	1,617	(4,958)
Accrued compensation	(5,124)	(633)
Deferred tax liability	(42)	(42)
Other accrued and long term liabilities	932	192

Net cash provided by (used in) operating activities	4,998	(6,395)

Cash flows from investing activities
Sales of investments	15	6,061
Maturities of investments	14,500	18,729
Purchase of investments	(26,383)	(11,988)
Purchase of property and equipment	(1,420)	(1,074)

Net cash (used in) provided by investing activities	(13,288)	11,728

Cash flows from financing activities
Repayment of note payable	—	(36,210)
Proceeds from stock option exercises	748	118

Net cash provided by (used in) provided by financing activities	748	(36,092)

Effect of exchange rate changes on cash and cash equivalents	(85)	97
Net increase (decrease) in cash and cash equivalents	(7,627)	(30,662)
Cash and cash equivalents at beginning of the period	29,494	42,237

Cash and cash equivalents at end of the period	$21,867	$11,575

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

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 may not necessarily be indicative of the operating results for the full 2013 fiscal year or any other future interim periods.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires disclosure of gross and net information about instruments and transactions that are eligible for offset in the statement of financial position or that are subject to an enforceable master netting arrangement or similar agreement, such as derivatives, sale and repurchase agreements and securities borrowing and lending arrangements. ASU-2011-11 is effective for annual reporting periods and interim periods within those years, beginning on or after January 1, 2013, with retrospective application for all comparative periods presented. We have adopted this guidance in the current period, and there is no impact to our financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. For other items that are not required under U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for public entities prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial position or results of operations.

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

Goodwill

We account for goodwill and other intangibles not subject to amortization in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Under ASC 350, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. We perform an annual assessment during the fourth quarter of each year of our goodwill at the reporting unit level or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. At March 31, 2013, no indicators of impairment were identified that will reduce the carrying value of goodwill.

Impairment of Long-Lived Assets (excluding goodwill)

We account for any impairment of our long-lived tangible assets and definite-lived intangible assets in accordance with ASC 360, Property, Plant and Equipment. Our long-lived assets, excluding goodwill, consist primarily of our property and equipment and intangible assets. We evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or circumstances may include a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows, among others. At March 31, 2013, no indicators of impairment of our long-lived assets were identified.

Intangible assets are amortized over their estimated useful lives and include patents, customer relationships, re-acquired rights, and license agreements.

4.	Investments

As of March 31, 2013, we had short-term and long-term investments of $65.2 million recorded at fair value. Our investments consist of corporate bonds, commercial paper, U.S. treasury bills, U.S. government bonds and time deposits. We sell investments as needed to meet the cash flow needs of our business. Accordingly, our investments are classified as available-for-sale securities in accordance with ASC 320, Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments’ maturity date.

The following table summarizes our amortized cost, unrealized gains and losses and the fair value of our available-for-sale investments as of March 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investments:
Corporate bonds	$34,416	$5	$(51)	$34,370
U.S. treasury bills	17,988	3	—	17,991
Commercial paper	8,990	—	—	8,990
U.S. government bonds	3,317	3	(2)	3,318
Time deposits	498	—	—	498

Total	$65,209	$11	$(53)	$65,167

Reported as:
Short-term investments	$53,914	$4	$(28)	$53,890
Long-term investments	11,295	7	(25)	11,277

Total	$65,209	$11	$(53)	$65,167

The following table summarizes our amortized cost, unrealized gains and losses and the fair value of our available-for-sales investments as of December 31, 2012 (in thousands):

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

We had investments that were in an unrealized loss position as of March 31, 2013. We have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not likely we will be required to sell any of these investments before recovery of the entire amortized cost basis. We review our investments to identify and evaluate investments that have an indication of possible impairment. As of March 31, 2013, we anticipate that we will recover the entire carrying value of such investments and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2013.

As of March 31, 2013, the weighted-average number of days to maturity for our available-for-sale securities was 239 days, with the longest maturity date occurring in July 2015.

The following table presents our available-for-sale investments that were in an unrealized loss position as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$25,473	$(51)	$—	$—	$25,473	$(51)
U.S. & international government bonds	1,539	(2)	—	—	1,539	(2)

	$27,012	$(53)	$—	$—	$27,012	$(53)

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate bonds	$23,406	$(61)	$—	$—	$23,406	$(61)
U.S. & international government bonds	3,349	(6)	—	—	3,349	(6)

	$26,755	$(67)	$—	$—	$26,755	$(67)

5.	Fair Value Measurements

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

Fair Value of Assets

Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Level 1 items are valued based on quoted market prices in active markets. As of March 31, 2013, Level 1 items include corporate bonds, U.S. treasury bills, U.S. government bonds, time deposits and money market funds.

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

Assets measured at fair value on a recurring basis at March 31, 2013 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	March 31, 2013	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Commercial paper	$4,000	$—	$4,000	$—
Money market funds	2,557	2,557	—	—
U.S. treasury bills	2,000	2,000	—	—
Available-for-sale investments:
Corporate bonds	34,370	34,370	—	—
U.S. treasury bills	17,991	17,991	—	—
Commercial paper	8,990	—	8,990	—
U.S. & international government bonds	3,318	3,318	—	—
Time deposits	498	498	—	—
Foreign currency forward contract	82	—	82	0

Total	$73,826	$60,754	$13,072	$0

Assets measured at fair value on a recurring basis at December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at Reporting Date
	December 31, 2012	Quoted Price in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash equivalents:
Money market funds	$6,040	$6,040	$—	$—
Commercial paper	2,999	—	2,999	—
Available-for-sale investments:
Corporate bonds	27,798	27,798	—	—
Commercial paper	11,998	—	11,998	—
U.S. treasury bills	9,995	9,995	—	—
U.S. and international government bonds	3,349	3,349	—	—
Time deposits	498	498	—	—
Foreign currency forward contract	—	—	—	—

Total	$62,677	$47,680	$14,997	$—

Periodically, we enter into forward contracts to buy U.S. Dollars at fixed intervals in the retail market in an over-the-counter environment. As of March 31, 2013, we had foreign currency forward contracts to sell 3.1 million Euros in exchange for $4.0 million with maturity dates from April 2013 through June 2013. In addition, as of March 31, 2013, we had foreign currency forward contracts to sell 0.2 million British Pounds in exchange for $0.4 million with maturity dates from April 2013 through June 2013. We had outstanding short-term intercompany receivables of $4.7 million as of March 31, 2013. We expect changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign currency exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, we have classified our outstanding foreign currency forward contracts within Level 2 of the fair value hierarchy and have recorded the fair value of $0.1 million in other current assets on our condensed consolidated balance sheet as of March 31, 2013.

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

The following table summarizes the principal outstanding and estimated fair values of our debt (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2031 Notes	$47,830	$77,812	$47,518	$66,803

The holders of our 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the repurchase date. In addition, if we undergo a fundamental change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest. The carrying value of the 2031 Notes are classified as long-term liabilities as of March 31, 2013. See Note 10 – Convertible Senior Notes. The closing of the tender offer pursuant to the Merger Agreement with Bayer resulting in Bayer owning a majority of the voting stock of the Company will be a fundamental change under the Indenture. For more information, see Note 16 – Subsequent Events.

6.	Goodwill and Intangible Assets

We recorded goodwill in connection with the acquisition of the outstanding shares of SAS in January 2008 and in connection with the business combination where we purchased of certain assets of Sigma Medical in October 2011.

The changes in carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

Three months ended March 31, 2013
Goodwill, beginning of period	$16,911
Effect of currency translation	(511)

Goodwill, end of period	$16,400

Intangible assets are amortized over straight-line periods ranging from 3 to 9 years.

The following table provides additional information concerning intangible assets (in thousands):

		March 31, 2013				December 31, 2012
	Weighted avg remaining life (years)	Gross carrying amount	Accumulated amortization	Effect of currency translation	Net book value	Net book value
Patents and Licenses	5.5	$25,750	$(10,759)	$—	$14,991	$15,672
Customer relationships	5.4	6,763	(3,008)	(539)	3,216	3,489
Re-acquired rights	1.8	669	(302)	(22)	345	407

Total intangibles		$33,182	$(14,069)	$(561)	$18,552	$19,568

7.	Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.  The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$7	$11
Work-in-progress	1,951	1,023
Finished goods	4,287	4,132

Total	$6,245	$5,166

8.	Warranty

We offer warranties on our product and record a liability for the estimated future costs associated with warranty claims, which is based upon our historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of goods sold.  A reconciliation of the changes in warranty liability for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Balance at the beginning of the period	$212	$183
Accruals for warranties issued during the period	156	72
Settlements made in kind during the period	(162)	(92)

Balance at the end of the period	$206	$163

9.	Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, stock awards, non-employee stock options, stock appreciation rights and the Employee Stock Purchase Plan (“ESPP”) included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of goods sold	$47	$28
Research and development	224	143
Selling, general and administrative	1,347	1,525

Total stock-based compensation expense	$1,618	$1,696

Approximately $0.9 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively, of stock-based compensation expense under ASC 718, Compensation – Stock Compensation relates to employee stock options, ESPP and stock appreciation rights. In addition, approximately $0.7 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, of stock-based compensation expense relates to employee restricted stock units. Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight line basis as expense over the employee requisite service period, which is generally the vesting period.

Stock-based compensation arrangements to non-employees are accounted for in accordance with ASC 505-50, Equity Based Payments to Non-Employees, which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest. Stock-based compensation expense relating to non-employees was immaterial for the three month periods ended March 31, 2013 and 2012, respectively.

Stock Options and Appreciation Rights: During the three months ended March 31, 2013, we granted options for 268,000 shares of common stock, with an estimated total grant date fair value of approximately $2.0 million, and a grant date weighted-average fair value of $7.29 per share. During the three months ended March 31, 2012, we granted stock appreciation rights for 339,500 shares of common stock, with an estimated total grant date fair value of approximately $1.9 million and a grant date weighted-average fair value of $5.59 per share.

For the three months ended March 31, 2013 and 2012, we calculated the fair value of stock options and stock appreciation rights on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Expected term (in years)	3.91	4.05
Average risk-free interest rate	0.59%	0.66%
Average volatility factor	41.3%	50.7%
Dividend yield	—	—

Restricted Stock Units: We record stock-based compensation expense for restricted stock units using the fair market value of our common stock on the grant date. Compensation expense is recorded on a straight-line basis over the vesting periods of the underlying stock awards. During the three months ended March 31, 2013, we granted 308,950 restricted stock units with a grant-date fair value of approximately $7.0 million and a grant-date weighted-average fair value of $22.52 per share. During the three months ended March 31, 2012, we granted 99,500 restricted stock units with a grant-date fair value of approximately $1.4 million and a grant-date weighted-average fair value of $13.65 per share.

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

As a result of the Merger Agreement (see Note 16 — Subsequent Events), on April 29, 2013, we delivered to the holders of the 2031 Notes a Notice of Convertibility and Anticipated Make-Whole Fundamental Change in accordance with the terms of the 2031 Notes indenture. Accordingly, the 2031 Notes may be surrendered for conversion at any time from and after the date that is 40 scheduled trading days prior to the anticipated effective date of the Make-Whole Fundamental Change (as defined in the 2031 Notes indenture) (currently anticipated to be June 5, 2013) until the business day immediately preceding the Fundamental Change Purchase Date (as defined in the 2031 Notes indenture) corresponding to such Make-Whole Fundamental Change. The Fundamental Change Purchase Date will be a date specified by the Company by a separate notice that is not less than 20 business days and not more than 35 business days after the date we deliver the Fundamental Change Company Notice (as defined in the 2031 Notes indenture) to the holders of the 2031 Notes, which delivery will be no later than 20 calendar days after the effective date of the Make-Whole Fundamental Change. In accordance with the 2031 Notes indenture, if the Make-Whole Fundamental Change does not occur, the 2031 Notes will cease to be convertible on account of such transaction immediately prior to the open of business on the business day immediately following the date on which we announce that such transaction will not occur.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 60.8365 shares of common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $16.44 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following a Make-Whole Fundamental Change that occurs prior to December 20, 2014, the conversion rate will be increased for a holder who elects to convert its 2031 Notes in connection with such event in certain circumstances.

The holders of the 2031 Notes may require us to repurchase for cash all or part of their 2031 Notes on each of December 20, 2014, 2018, 2021 and 2026 at a repurchase price of 100% of the principal amount of 2031 Notes to be purchased, plus accrued and unpaid interest up to the relevant repurchase date. In addition, if we undergo a Fundamental Change or Make-Whole Fundamental Change (as defined in the 2031 Notes indenture), holders may require us to repurchase for cash all or part of their 2031 Notes at a repurchase price of 100% of the principal amount of the 2031 Notes to be repurchased plus any accrued and unpaid interest.

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

We incurred approximately $2.1 million in issuance costs in connection with the issuance of 2031 Notes. Of this, $1.1 million are included in other assets in the condensed consolidated balance sheet as of March 31, 2013 and are being amortized over the estimated life of the 2031 Notes.

We have allocated the principal balance of the 2031 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, we discounted the value of the 2031 Notes at a rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting debt discount of $3.8 million for the 2031 Notes is being accreted to interest expense over a period of three years, which represents the number of years until the first repurchase date in December 2014. The fair value of the common stock conversion feature is recorded as a component of stockholders’ equity. The 2031 Notes are classified as long-term liabilities as of March 31, 2013.

For the fair value related to the 2031 Notes, see Note 5 – Fair Value Measurement.

Interest expense associated with the 2027 Notes and 2031 Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual coupon rate of interest	$618	$720
Accretion of notes payable - 2031 Notes	312	313
Accretion of notes payable - 2027 Notes	—	254
Amortization of debt issuance costs - 2031 Notes	164	155
Amortization of debt issuance costs - 2027 Notes	—	24

Interest expense - convertible senior notes	$1,094	$1,466

Amounts comprising the carrying amounts of the 2031 Notes are as follows (in thousands):

2031 Notes
Carrying Amount December 31, 2012	$47,518
Accretion on notes payable	312

Carrying Amount March 31, 2013	$47, 830

11.	Income Taxes

For the three months ended March 31, 2013 and March 31, 2012 we recorded approximately $1.1 million in income tax expense and $(2.5) million of income tax benefit, respectively. Our effective tax rate for the three months ended March 31, 2013 and March 31, 2012 was 38% and 47%, respectively.

The change in the effective tax rate in the current period versus the prior period is primarily a result of the extension of the Federal research and development credit that occurred in the three months ended March 31, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (ATRA) was enacted. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extended the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. As such we were able to record a benefit for the three months ended March 31, 2013, including a discrete benefit for the 2012 credit. Our effective tax rate for the three months ended March 31, 2013 and 2012 differs from the federal statutory tax rate as a result of the research credit and permanent book-tax differences including stock-based compensation, state taxes and earnings taxed in foreign jurisdictions.

As of March 31, 2013, we did not have any valuation allowance on our U.S. federal deferred tax assets and had a total valuation allowance of $2.0 million against certain state deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal and state tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2013, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2008 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment by taxing authorities. The amount of unrecognized tax benefits at March 31, 2013 was approximately $3.0 million, of which, if ultimately recognized, approximately $2.6 million would decrease the effective tax rate in the period in which the benefit is recognized. Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The total amount of penalties and interest is not significant as of March 31, 2013.

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

The following table provides a reconciliation of weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding used in computing basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Income (loss) available to common stockholders	$1,857	$(2,838)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average number common shares outstanding used in computing basic net income (loss) per common share	32,522	31,305

Effect of dilutive securities:
Options & stock appreciation rights	1,091	—
Stock awards	220	—
Convertible debt	802	—

Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	34,635	31,305

The following units were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Outstanding options and stock appreciation rights	245	4,055
Restricted stock units	761	555
Warrants issued in connection with our 2027 notes	—	3,093

Total	1,006	7,703

As of March 31, 2013, there were no 2027 Notes outstanding, and the warrants issued in connection with the 2027 Notes were fully expired.

13.	Segment Information

We operate in one business segment, which encompass all geographical regions. We use one measurement of profitability and do not segregate our business for internal reporting.

Net sales by geographic region, based on the shipping location of our customers, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012
Net sales	$34,108	$29,029
United States of America	78%	75%
France	15%	16%
Rest of Europe	6%	8%
Other	1%	1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2013 and 2012. No customer accounted for more than 10% of total gross accounts receivable at March 31, 2013 and December 31, 2012.

14.	Commitments and Contingencies

Build-to-Suit Lease Commitments

In November 2012, we entered into a build-to-suit lease agreement for a production facility in Heredia, Costa Rica. The lease is for 15,446 square feet of manufacturing space. The lease commenced in February 2013, after the initial preparation of the building was complete and will terminate in February 2020. We have entered into an agreement with a construction management company to make significant changes to the leased property and under these agreements we have retained all construction risk and therefore, for accounting purposes, are considered the owner of the building during the construction period. Under this build-to-suit lease arrangement, we recognize construction in progress based on all construction costs incurred by both us and the landlord, which includes the fair value of the existing building. We also recognize a financing obligation equal to all costs funded by the landlord, including the fair value of the existing building.

In November 2012, we signed a new lease in Milpitas, California that will serve as our new headquarters at the expiration of the current Mountain View, California lease. The new lease is for a building of approximately 72,580 square feet of office, research and development and manufacturing space. This lease commences in July 2013 and will terminate in July 2023. We are currently performing construction activities to get this facility ready for occupancy. As we will be retaining all the construction risk, we are, for accounting purposes, the owner of the building during the construction period. As such, this lease is also being accounted for under build-to-suit guidance.

As the accounting owner of these buildings during the construction period, we have recorded approximately $15.4 million in construction in progress and $12.6 million in the related facility financing obligation liability on our consolidated balance sheet as of March 31, 2013.

We have determined that, upon occupancy of these facilities we will have continued involvement in the facilities after the construction periods are complete, which will preclude us from achieving sale-leaseback accounting. As such, we anticipate we will not be able to derecognize either facility or the related liability and will continue to account for these arrangements as an owned assets and related financing obligations. Therefore, when construction is completed and the facilities are placed into service, we will keep the assets and corresponding financing obligations on our consolidated balance sheet. The assets will be depreciated over the estimated useful life of 30 years. The financing obligations will be amortized through the effective interest method in which a portion of the lease payments will decrease the financing obligations and the remaining portion will be recognized as interest expense.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. At March 31, 2013, we had no material outstanding contingent liabilities.

15.	Legal Proceedings

On May 1, 2013, a putative class action complaint captioned Strauss v. Conceptus, Inc., et al., No. 1-13-CV-245627 was filed in the Superior Court of the State of California, County of Santa Clara. The complaint names as defendants the Company, the members of our board of directors, Bayer HealthCare LLC (“Parent”) and Evelyn Acquisition Company (“Purchaser”) and alleges that our directors breached their fiduciary duties by entering into an Agreement and Plan of Merger, dated as of April 28, 2013, by and among the Company, Parent and Purchaser (the “Merger Agreement”) at an unfair price and through a flawed process and that Parent and Purchaser aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the case is maintainable as a class action, an injunction against Purchaser’s cash tender offer to purchase all of the outstanding shares of common stock of the Company (the “Offer”) and Purchaser’s merger with and into the Company following the consummation of the Offer and subject to the satisfaction or written waiver of certain conditions set forth in the Merger Agreement (the “Merger”), or rescission in the event the Offer or the Merger are consummated, unspecified damages and an award of attorneys’ and experts’ fees and costs and other relief.

In addition, we are involved in various other lawsuits and claims arising in the ordinary course of business. We believe there is no ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. However, in view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

16.	Subsequent Events

Bayer HealthCare Agreement and Plan of Merger

On April 28, 2013, we entered into the Merger Agreement with Parent, a Delaware limited liability company, and Purchaser, a Delaware corporation and a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, on May 7, 2013, Purchaser commenced the Offer to acquire all of the issued and outstanding shares of common stock of the Company, par value $0.003 per share (the “Shares”), at a price per Share of $31.00 (the “Offer Price”), payable net to the holder thereof in cash, without interest, subject to any withholding of taxes required by applicable law, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmittal, each of which were filed by Parent and Purchaser on a Schedule TO on May 7, 2013. In the Offer, each Share validly tendered and not withdrawn will be accepted for payment by Purchaser in accordance with the terms of the Offer (but in no event sooner than 20 business days after the commencement of the Offer).

Pursuant to the Merger Agreement, following the consummation of the Offer, the Merger Agreement provides that, upon its terms and subject to the satisfaction or waiver of each of the applicable conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company, and the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent. In the event Bayer AG and its direct and indirect subsidiaries (collectively, the “Bayer Entities”) acquire at least 90% of the outstanding Shares, including through exercise of the Top Up Option (defined below), the Merger shall be effected as a “short-form” merger under and in accordance with Section 253 of the General Corporation Law of the State of Delaware (“DGCL”) without additional approval by the Company’s stockholders.

At the effective time of the Merger (the “Effective Time”), all remaining outstanding Shares not tendered in the Offer (other than Shares held by Parent, Purchaser or any other wholly owned subsidiary of Parent or in the treasury of the Company, or Shares held by stockholders who are entitled to exercise, and properly exercise, appraisal rights with respect to such Shares pursuant to, and who comply in all respects with, the provisions of Section 262 of the DGCL in order to perfect such rights) will be converted into the right to receive the Offer Price, payable to the holder thereof, without interest, subject to any withholding taxes required by applicable law.

Purchaser’s obligation to accept for payment and pay for all Shares tendered into the Offer and not withdrawn is subject to (i) the termination or expiration of any waiting period applicable to the consummation of the Offer and the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, (ii) a number of Shares that, together with the Shares owned by Parent, Purchaser or the other Bayer Entities, represents at least a majority of the Shares outstanding on a fully-diluted basis (including any Shares issuable upon conversion of the 2031 Notes in accordance with the terms of the indenture governing the Notes, after giving effect to any Make-Whole Fundamental Change (as defined in the Indenture)) having been tendered and not withdrawn at the scheduled expiration time of the Offer and (iii) other customary closing conditions. Neither the consummation of the Offer nor the Merger is subject to a financing condition.

Pursuant to the terms of the Merger Agreement, the Company has granted Purchaser an irrevocable option (the “Top Up Option”), exercisable on one or more occasions at any time following the initial acceptance for payment by Purchaser of Shares tendered pursuant to the Offer (the “Acceptance Time”) and upon the terms and conditions set forth in the Merger Agreement, to purchase from the Company newly issued Shares at a price per Share equal to the Offer Price up to the number of Shares that, when added to the Shares already owned by Parent and each of the other Bayer Entities at the time of the exercise of the Top Up Option, would constitute one Share more than 90% of the total Shares then outstanding determined on a fully-diluted basis (including any Shares issuable upon conversion of the Notes, after giving effect to any Make-Whole Fundamental Change), after giving effect to the issuance of Shares pursuant to the exercise of the Top-Up.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business in the ordinary course consistent with past practices until the Effective Time. Subject to certain limited exceptions in the Merger Agreement, the Company has agreed not to initiate, solicit or participate in discussions with third parties regarding other proposals to acquire the Company and it has agreed to certain restrictions on its ability to respond to such proposals, subject to certain fiduciary duties of the Company’s Board of Directors (the “Board”). The Merger Agreement also contains customary termination provisions for the Company and Parent and provides that, in connection with the termination of the Merger Agreement in connection with a competing acquisition proposal under certain specified circumstances, the Company may be required to pay Parent a termination fee of $37.3 million.

The Merger Agreement provides that each outstanding option to purchase Shares (each, a “Company Option”) and each outstanding stock appreciation right with respect to Shares (each, a “Company SAR”), whether vested or unvested, will be cancelled and, in exchange therefor, each former holder of any such Company Option and Company SAR will receive a cash payment in an amount equal to the product of (i) the Offer Price, less any applicable exercise price per Share, and (ii) the number of Shares covered by such Company Option or Company SAR, subject to reduction for any applicable withholding tax. In addition, at the Effective Time, each outstanding award of restricted stock units of the Company representing the right to vest in and be issued Shares (each, a “Company RSU”), whether or not then vested, will be cancelled and, in exchange therefor, each former holder of any such Company RSU will receive a cash payment in an amount equal to the product of (i) the Offer Price and (ii) the number of Shares subject to such Company RSU, subject to reduction for any applicable withholding tax. Further, at the Effective Time, the Company will terminate the Company’s Deferred Fee Plan for Directors (the “Director Deferred Fee Plan”) and, following such termination, each outstanding phantom unit held under the Director Deferred Fee Plan that represents the right to receive the value of a Share shall be paid out in cash

Anticipated Make-Whole Fundamental Change under 2031 Notes Indenture

Pursuant to the 2031 Notes indenture (the “Indenture”), the filing of a Schedule TO under the Exchange Act disclosing that Parent has become the direct or indirect ultimate “beneficial owner,” as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, of the Company’s Common Equity (as defined in the Indenture) representing more than 50% of the voting power of the Company’s Common Equity (the “Majority Ownership Schedule TO”) or, if the Merger were to occur on the same day as the filing of the Majority Ownership Schedule TO, the Merger (in each case, a “Make-Whole Fundamental Change Event”) would constitute a Make-Whole Fundamental Change (as defined in the Indenture) and the date of the filing of the Majority Ownership Schedule TO would constitute the Effective Date (as defined in the Indenture) of the Make-Whole Fundamental Change.

As a result of the Make-Whole Fundamental Change, the 2031 Notes may be surrendered for conversion at any time from and after the date that is 40 Scheduled Trading Days (as defined in the Indenture) prior to the anticipated Effective Date of the Make-Whole Fundamental Change (currently anticipated to be June 5, 2013) until the business day immediately preceding the Fundamental Change Purchase Date (as defined in the Indenture) corresponding to such Make-Whole Fundamental Change. The Fundamental Change Purchase Date will be a date specified by the Company by separate notice that is not less than 20 business days and not more than 35 business days after the date the Company delivers the Fundamental Change Company Notice (as defined in the Indenture) to the holders of the 2031 Notes, which delivery will be no later than 20 calendar days after the Effective Date of the Make-Whole Fundamental Change pursuant to the terms of the Indenture. If, however, the Make-Whole Fundamental Change Event does not occur, the 2031 Notes will cease to be convertible on account of such transaction immediately prior to the open of business on the business day immediately following the date on which the Company announces that such transaction will not occur.

The Conversion Rate (as defined in the Indenture) applicable to the 2031 Notes that are surrendered for conversion during the period following the Effective Date of the Make-Whole Fundamental Change and ending at 5:00 p.m., New York City time, on the business day immediately preceding the Fundamental Change Purchase Date (the “Make-Whole Fundamental Change Period”), will be increased pursuant to Section 14.03 of the Indenture. Upon termination of the Make-Whole Fundamental Change Period, the Conversion Rate will decrease to the Conversion Rate in effect immediately prior to the Make-Whole Fundamental Change Period.

The closing of the Offer pursuant to the Merger Agreement resulting in the Bayer Entities owning a majority of the voting stock of the Company will be a fundamental change under the Indenture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements, including references to increased product adoption, product improvements, labeling changes, impact to our business from the Patient Protection and Affordable Care Act of 2010 (“ACA”), and other forecasted items that involve risks and uncertainties such as our limited operating and sales history; the uncertainty of market acceptance of our current and next generation products; dependence on obtaining and maintaining reimbursement from domestic and foreign governments; effectiveness and safety of our product over the long term; our ability to obtain and maintain the necessary governmental clearances or approvals to market our product; our ability to develop and maintain proprietary aspects of our technology; our ability to manage our expansion; our limited history of manufacturing our product; our dependence on single source suppliers, third party manufacturers and co-marketers; intense competition in the medical device industry and in the contraception market; the inherent risk of exposure to product liability claims and product recalls; litigation risks and other factors referenced in this Form 10-Q. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013 and Form 10-K as amended for the year ended December 31, 2012 filed with the SEC on April 26, 2013.

Overview

We are the leader in the development of innovative device-based solutions in permanent birth control. We manufacture and market our proprietary Essure® permanent birth control system, which is the most effective non-surgical permanent birth control available based on a comparison of five-year clinical trial data. The Essure procedure delivers a soft and flexible insert into a woman’s fallopian tubes, causing a benign tissue in-growth which blocks the fallopian tubes. Successfully placed Essure inserts and the subsequent tissue growth around and through the inserts prohibits the egg from traveling through the fallopian tube, preventing conception. The effectiveness rate of the Essure system as determined in our clinical study is 99.83% after five years of follow-up. We obtained approval to market the Essure system in the European Union in February 2001 and obtained the U.S. Food and Drug Administration (“FDA”), approval for the Essure system in November 2002. Approximately 750,000 women worldwide have undergone the Essure procedure.

We sell the Essure system directly in France through our wholly owned subsidiary, Conceptus SAS (“SAS”), in the United Kingdom through our wholly owned subsidiary Conceptus Medical Limited (“CML”), and in the Netherlands through our wholly owned subsidiary Conceptus B.V. (“BV”). In the rest of the world, we sell indirectly through a network of distributors.

We operate in one business segment. Net sales information based on geographic regions is provided in Note 13 – Segment Information in the Notes to Condensed Consolidated Financial Statements.

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

On April 28, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bayer HealthCare LLC, a Delaware limited liability company (“Bayer HealthCare” or “Parent”), and Evelyn Acquisition Company, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock of the Company, par value $0.003 per share, at a purchase price per share of $31.00, net to the holder thereof, in cash, without interest, subject to any withholding of taxes required by applicable law, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmitted, each of which were filed by Parent and Purchaser on a Schedule TO on May 7, 2013. For more information, see Note 16-Subsequent Events in the Notes to Condensed Consolidated Financial Statements.

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

Reimbursement of the Essure System

Market acceptance of the Essure system depends in part upon the availability of reimbursement within prevailing healthcare payment systems. We believe that physician advocacy of our product will be required to continue to obtain reimbursement. In the United States, as of March 31, 2013, we have received positive coverage decisions for the Essure system from most private insurers and from all of the 51 Medicaid programs and favorable Medicaid office reimbursement (defined as $1,700 or more) in 37 states. We continue to receive positive responses relating to reimbursement, which we believe will help increase the adoption of the Essure system by doctors and patients. We intend to continue our effort to educate payers of the cost-effectiveness of our product and to establish further programs to help physicians to navigate reimbursement issues. As with all healthcare plans, coverage will vary and is dependent upon the individual’s specific benefit plan.

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

Health Care Reform

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law. Among other things, the ACA requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in January 2013. This legislation has had a significant impact on our business. As of March 31, 2013, we recorded $0.4 million in medical device excise taxes in our cost of sales.

Results of Operations – Three months Ended March 31, 2013 and 2012

(in thousands, except percentages)

	Three Months Ended March 31,
	2013		2012		2013- 2012 % Change
	Amount	% (a)	Amount	% (a)
Net sales	$34,108	100%	$29,029	100%	17%
Gross profit	28,452	83%	23,851	82%	19%
Research and development expenses	2,776	8%	2,503	9%	11%
Selling, general and administrative expenses	21,661	64%	25,219	87%	-14%
Total interest and other income (expense), net	(1,050)	3%	(1,440)	5%	-27%
Net income (loss)	1,857	5%	(2,838)	10%	-165%

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $34.1 million for the three months ended March 31, 2013 as compared to $29.0 million for the three months ended March 31, 2012, representing an increase of approximately $5.1 million, or 17%. Domestic sales comprised 78% of our total sales in the three months ended March 31, 2013 and 75% of our total sales in the three months ended March 31, 2012. Revenue from domestic sales increased 22% in the three months ended March 31, 2013 as compared to domestic sales during the three months ended March 31, 2012. These increases are attributable to increased procedure volume at existing customers, increased sales to customers of a former competitor and a 2% increase in average selling prices.

International sales increased from $7.3 million in the three months ended March 31 2012 to $7.6 million in the three months ended March 31, 2013, representing an increase of 5%. The increase was mainly attributable to strong growth in France and the United Kingdom as well as a favorable currency conversion impact.

Net sales by geographic region, based on the shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012
Net sales	$34,108	$29,029
United States of America	78%	75%
France	15%	16%
Rest of Europe	6%	8%
Other	1%	1%

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2013 and 2012. No customer accounted for more than 10% of total gross accounts receivable at March 31, 2013 and December 31, 2012.

Gross Profit

Cost of goods sold for the three months ended March 31, 2013 was $5.7 million as compared to $5.2 million for the three months ended March 31, 2012, which represents an increase of $0.5 million, or 10%. The increase was due to an increase in sales volume, as well as a 2.3% excise tax on medical devices that went into effect January 1, 2013. Gross margin was 83% for the three months ended March 31, 2013, which represents a 1 point increase from 82% gross margin for the three months ended March 31, 2012. The gross margin increase was primarily due to manufacturing cost improvements as well as increased average selling prices, due primarily to a higher percentage of domestic sales, offset by the medical device excise tax for which we recorded $0.4 million for the three months ended March 31, 2013.

Research and Development Expenses

Research and development expenses, which include expenditures related to product development, clinical research and regulatory affairs, are substantially related to the ongoing development and associated regulatory approvals of our technology.

Research and development expenses were $2.8 million in the three months ended March 31, 2013 as compared to $2.5 million in the three months ended March 31, 2012, which represents an increase of $0.3 million, or 12%. The main driver of the increase was approximately $0.2 million in personnel related expenses, including stock-based compensation, and $0.2 million in clinical trial expenses related to the expansion of our research and development team in connection with the development of our next generation Essure system, offset by a decrease of approximately $0.1 for third-party consulting expenses. As a percentage of net sales, research and development expenses for the three months ended March 31, 2013 was 8% as compared to 9% for the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative spending for the three months ended March 31, 2013 was $21.7 million as compared to $25.2 million for the three months ended March 31, 2012, which represents a decrease of $3.5 million, or 14%. This overall decrease was due to decreased marketing expenses of $1.4 million, decreased sales expenses of $1.1 million and decreased general and administrative expenses of $1.0 million. The decrease in the marketing expenses was due primarily to decreased direct to consumer spending of $0.8 million, a decrease of $0.5 million of trade show expenses, and a decrease of $0.1 million of stock-based compensation. The decrease in sales expenses was due primarily to a decrease of $0.4 million of headcount and stock-based compensation expenses related to a lower headcount, a decrease of $0.2 million of consulting expenses related to international projects, a decrease of $0.1 million of license fees, and a decrease of $0.3 million of other sales related expenses. The decrease in general and administrative expenses was the result of a $1.2 million insurance refund related to the demutualization of our product liability insurance carrier, offset by increases in other general and administrative expenses of $0.2 million. As a percentage of net sales, selling, general and administrative expenses for the three months ended March 31, 2013 was 64% as compared to 87% for the three months ended March 31, 2012

Operating Income (Loss)

Operating income was $4.0 million for the three months ended March 31, 2013 as compared to an operating loss of $3.9 million for the three months ended March 31, 2012. This change was primarily due to the $5.1 million increase in net sales offset by a $0.4 million increase in cost of goods sold, combined with a $3.2 million decrease in operating expenses.

Total Interest and Other Expense, net

Total interest and other expense, net for the three months ended March 31, 2013 was $1.0 million as compared to $1.4 million for the three months ended March 31, 2012 which represents a decrease of $0.4 million. The decrease was primarily due to lower interest expense as a result of the redemption of the 2027 Notes in February 2012. See Note 10 – Convertible Senior Notes in the Notes to Condensed Consolidated Financial Statements.

(Provision) Benefit for Income Taxes

For the three months ended March 31, 2013 and March 31, 2012 we recorded approximately $1.1 million of income tax expense and $2.5 million in income tax benefit, respectively. Our effective tax rate benefit for the three months ended March 31, 2013 and 2012 was 38% and 47%, respectively.

The change in the effective tax rate in the current period versus the prior period is primarily a result of the extension of the Federal research and development credit that occurred in the three months ended March 31, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (ATRA) was enacted. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extended the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. As such we were able to record a benefit for the three months ended March 31, 2013, including a discrete benefit for the 2012 credit. Our effective tax rate for the three months ended March 31, 2013 and 2012 differs from the federal statutory tax rate as a result of the research credit and permanent book-tax differences including stock compensation, state taxes, and earnings taxed in foreign jurisdictions.

As of March 31, 2013, we did not have any valuation allowance on our U.S. federal deferred tax assets and had a total valuation allowance of $2.0 million against certain state deferred tax assets. The valuation allowance against the state deferred tax assets is attributable to a portion of California net operating losses that are projected to expire prior to utilization. We evaluate the likelihood of the realization of our deferred tax assets on a quarterly basis, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe they will not more likely than not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings by jurisdiction, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. We believe that the U.S. federal and state tax attributes that have been recognized will be more likely than not realized within their available carry forward periods.

We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2013, our federal returns for the years ended 2009 through the current period and most state returns for the years ended 2008 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment by taxing authorities.

The amount of unrecognized tax benefits at March 31, 2013 was approximately $3.0 million, of which, if ultimately recognized, approximately $2.6 million would decrease the effective tax rate in the period in which the benefit is recognized. Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The total amount of penalties and interest is not significant as of March 31, 2013.

We estimate that approximately $0.4 million of unrecognized tax benefits will lapse within the next twelve months, due to the lapse of statute of limitations.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of March 31, 2013, had an accumulated deficit of $153.0 million. Although we were profitable in the three months ended March 31, 2013, we have experienced net losses in the past, including a net loss for the three months ended March 31, 2012, and there is a risk we may not be able to maintain profitability going forward. We continue to expend substantial resources in the research and development, selling and marketing of the Essure system worldwide. We will remain in an accumulated deficit position unless and until sufficient net sales can be generated to offset expenses.

During the three months ended March 31, 2013, we invested $26.4 million in time deposits, U.S. treasury bills, U.S. government bonds, commercial paper and corporate bonds. We sell investments as needed to meet the cash flow needs of our business. Accordingly, our investments in time deposits, U.S. treasury bills, U.S. government bonds and corporate bonds are classified as available-for-sale securities in accordance with ASC 320, Investments – Debt and Equity Securities. Investments are classified as short-term or long-term based on the underlying investments maturity date. As of March 31, 2013, we had $53.9 million classified as short-term investments and $11.3 million classified as long-term investments. See Note 4 – Investments in the Notes to Condensed Consolidated Financial Statements.

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

As of March 31, 2013, we had cash and cash equivalents of $21.9 million, compared to $29.5 million at December 31, 2012, a decrease of $7.6 million. Additionally, we had short-term and long-term investments of $65.2 million as of March 31, 2013, compared to $53.6 million at December 31, 2012. The overall increase in cash and cash equivalents and short-term and long-term investments is primarily due to cash provided by operating activities.

Sources and Uses of Cash

Our cash flows for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	Three months ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$5,009	$(6,395)
Net cash provided by (used in) investing activities	(13,288)	11,728
Net cash provided by (used in) provided by financing activities	737	(36,092)
Effect of exchange rate changes on cash and cash equivalents	(85)	97

Net decrease in cash and cash equivalents	$(7,627)	$(30,662)

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2013 was $5.0 million, as compared to cash used in operating activities of $6.4 million, in the three months ended March 31, 2012. Net cash provided by operating activities in the three months ended March 31, 2013 was primarily related to:

•	Net income of $1.9 million;

•

Non-cash related items of $4.4 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, amortization of debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Decrease in accounts receivable of $1.6 million as a result of our increased sales;

•	Increase in inventories of $1.2 million;

•	Decrease in deferred tax assets of $0.9 million primarily due to the quarterly tax provision;

•	Decrease in accounts payable of $1.6 million primarily related to timing of payments; and

•	Increase in accrued compensation of $5.1 million due primarily to the payment of prior year incentive plan compensation and prior year commissions.

Net cash used in operating activities in the three months ended March 31, 2012 was primarily related to:

•	Net loss of $2.8 million;

•

Non-cash related items of $4.9 million corresponding to the accretion of notes payable, stock-based compensation, depreciation and amortization of fixed assets, debt issuance costs, intangible amortization and amortization and accretion of discount and premium on investments;

•	Decrease in accounts receivable of $1.4 million as a result of increased cash collections;

•	Increase in inventories of $0.6 million;

•	Increase in prepaid assets of $1.3 million primarily due to the timing of prepayments;

•	Increase in deferred tax assets of $2.5 million primarily due to quarterly tax provision benefit related to the year to date book loss which is expected to offset taxable income in future quarters;

•	Decrease in accounts payable of $5.0 million primarily related to timing of payments;

•	Decrease in accrued compensation of $0.7 million primarily due to the payment of prior year incentive plans and prior year commission payments ; and

•	Increase in other accrued and long term liabilities of $0.2 million primarily due to the increase in accrued expenses due to timing of accrued expenses, offset by a decrease in deferred revenue.

We monitor our accounts receivable turnover closely to ensure that receivables are collected timely and have established a credit and collection policy to facilitate our collection process and reduce our credit loss exposure. We expect to grow our business and increase our revenues and to continue to use cash received from collection of outstanding receivables to fund our operations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $13.3 million, primarily due to purchases of investments of $26.4 million and capital expenditures of $1.4 million primarily related to construction at our Costa Rica and Milpitas facilities and purchases of additional hysteroscopy and training equipment. These purchases were partially offset by sales and maturities of investments of $14.5 million.

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

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $0.7 million, primarily due to proceeds from the exercise of stock options of $0.7 million.

Net cash used in financing activities for the three months ended March 31, 2012 was $36.1 million primarily from the $36.2 million used to redeem the 2027 Notes in February 2012 offset by $0.1 million provided by issuance of common stock from our stock programs.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. A description of our critical accounting estimates and policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The primary estimates underlying our financial statements include allowance for doubtful accounts receivable, product warranty, impairment for long-lived assets, income taxes, stock-based compensation and contingent liabilities. Other accounting policies are described in section “Critical Accounting Estimates and Policies” in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Management believes that there have been no material changes during the three months ended March 31, 2013 to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. Our primary objective for holding investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. As of March 31, 2013 we had short and long-term available-for-sale investments of $65.2 million recorded at fair value.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio, specifically investments in corporate bonds and U.S. government bonds. We had no outstanding hedging instruments for our investments as of March 31, 2013. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We monitor our investment portfolio to ensure it is compliant with our internal investments policy. We believe the overall credit quality of our portfolio is strong. There were no impairment charges on our investments for the three months ended March 31, 2013. As of March 31, 2013, a hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our available-for-sale investments. See Note 4 – Investments in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk

A portion of our net sales are denominated in the Euro and the British Pound. We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to translation gains or losses which are recorded net as a component of accumulated other comprehensive income (loss). We seek to manage our foreign exchange risk through operational means, including managing same currency revenues in relation to same currency expenses, and same currency assets in relation to same currency liabilities. Periodically, we enter into forward contracts to buy U.S dollars at fixed intervals in the retail market in an over-the-counter environment. As of March 31, 2013, we had foreign currency forward contracts to sell 3.1 million Euros in exchange for $4.0 million with maturity dates from April 2013 through June 2013. In addition, as of March 31, 2013, we had foreign currency forward contracts to sell 0.2 million British Pounds in exchange for $0.4 million with maturity dates from April 2013 through June 2013. As of March 31, 2013, all forward contracts were recorded at their fair value of $0.1 million in other current assets on our condensed consolidated balance sheet. We had outstanding short-term intercompany receivables of $4.7 million as of March 31, 2013. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2013, a potential loss in fair value resulting from a hypothetical 10 percent strengthening or weakening in the value of the U.S. Dollar relative to the Euro and British Pound would be approximately $0.4 million.

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

As of March 31, 2013, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2013, a putative class action complaint captioned Strauss v. Conceptus, Inc., et al., No. 1-13-CV-245627 was filed in the Superior Court of the State of California, County of Santa Clara. The complaint names as defendants the Company, the members of our board of directors, Bayer HealthCare and Purchaser and alleges that our directors breached their fiduciary duties by entering into the Merger Agreement at an unfair price and through a flawed process and that Bayer HealthCare and Purchaser aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the case is maintainable as a class action, an injunction against the Offer and the Merger, or rescission in the event the Offer or the Merger are consummated, unspecified damages and an award of attorneys’ and experts’ fees and costs and other relief.

We are involved in various lawsuits and claims arising in the ordinary course of business. We believe there is no ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. However, in view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 1A. Risk Factors

The risk factors included in our Annual Report for the year ended December 31, 2012 on Form 10-K filed with the SEC on March 8, 2013 should be considered while evaluating Conceptus and our business. In addition to those factors and other information in this Form 10-Q, the following updates to the risk factors should be considered carefully while evaluating the Company and our business.

Risks Related to Our Pending Acquisition by Bayer HealthCare

The announcement and pendency of our proposed acquisition by Bayer HealthCare could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the Offer and the Merger could disrupt our business in the following ways, among others:

•

our customers and other third-party business partners may determine to delay or defer purchase decisions with regards to our product or seek to terminate and/or renegotiate their relationships with us as a result of the Offer and the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•

the attention of our management may be directed toward the completion of the Offer and the Merger and related matters and may be diverted from the day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and

•

current and prospective employees may experience uncertainty regarding their future roles with Bayer HealthCare, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of our product.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Some of our directors and executive officers have interests in the Offer and the Merger that are different from, or in addition to, those of our other stockholders.

Our stockholders should be aware that certain of our directors and executive officers have arrangements that provide them with interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders. Our executive officers are party to existing employment and change of control agreements that provide for certain severance payments and the accelerated vesting of stock options, stock appreciation rights and restricted stock units in the event of their qualifying termination in connection with the proposed acquisition by Bayer HealthCare. In addition, our directors and executive officers hold stock options, stock appreciation rights and restricted stock units that will vest upon the initial acceptance for payment by Purchaser of shares tendered pursuant to the Offer. Our directors and executive officers also have certain rights to indemnification and directors’ and officers’ liability insurance that will be provided by Bayer HealthCare following the completion of the proposed acquisition.

The Bayer Healthcare Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire Conceptus prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on our soliciting, initiating or participating in discussions with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $37.3 million to Bayer HealthCare if the Merger Agreement is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, even one that may be deemed of greater value than the Offer and the Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Failure to complete the proposed acquisition by Bayer HealthCare could negatively impact our business, financial condition, results of operations or stock price.

The completion of the Offer and the Merger are subject to a number of conditions and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement may also be terminated by us and Bayer HealthCare in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior offer upon payment of a $37.3 million termination fee to Bayer HealthCare. If the Offer and the Merger are not completed, we will be subject to several risks, including:

•

the current price of our common stock may reflect a market assumption that the Offer and the Merger will occur, meaning that a failure to complete the Offer and the Merger could result in a decline in the price of our common stock;

•	we may be required to pay a termination fee of $37.3 million to Bayer HealthCare if the Merger Agreement is terminated under certain circumstances;

•	we expect to incur substantial transaction costs in connection with the Offer and the Merger whether or not the proposed acquisition is completed; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Offer and the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies.

If the proposed acquisition by Bayer HealthCare is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or stock price.

Litigation has been filed against us and the members of our board of directors challenging the Offer and the Merger and an adverse judgment in any such lawsuit may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.

On May 1, 2013, a putative class action complaint was filed against us, the members of our board of directors, Bayer HealthCare and Purchaser alleging that, among other things, our directors breached their fiduciary duties by entering into the Merger Agreement at an unfair price and through a flawed process. Relief sought by the plaintiffs includes an injunction against the Offer and the Merger. One of the conditions to the completion of the Offer and the Merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Offer or the Merger shall have been issued by any court of competent jurisdiction or other governmental body and be in effect. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Offer or the Merger pursuant to the terms of the Merger Agreement, such an injunction may prevent the completion of the proposed acquisition in the expected timeframe (or altogether).

Obtaining required approvals necessary to satisfy the conditions to the completion of the Offer and the Merger may delay or prevent completion of the proposed acquisition by Bayer HealthCare.

The completion of the Offer and the Merger is conditioned upon the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. We and Bayer HealthCare intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

If the Offer is not consummated by September 10, 2013, either we or Bayer HealthCare may terminate the Merger Agreement.

Either the Company or Bayer HealthCare may terminate the Merger Agreement if, in certain circumstances, the Offer has not been consummated by September 10, 2013, unless the failure of the Offer to be consummated is attributable to a failure of the party seeking to terminate the Merger Agreement to perform its obligations thereunder.

Risks Related to Our Business

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

Item 6. Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 28, 2013, by and among Conceptus, Inc., Bayer HealthCare LLC and Evelyn Acquisition Company (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2013).

10.1	Form of Amended and Restated Change of Control Agreement for senior management (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.2	Employment Agreement dated January 21, 2013 between Joe Sharpe and Conceptus Inc. (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.3	Conceptus, Inc. Joseph Sharpe Stock Option Agreement, dated January 21, 2013 (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 22, 2013).

10.4	Conceptus, Inc. Joseph Sharpe Restricted Stock Award Agreement, dated January 21, 2013 (incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 22, 2013).

10.5	2013 Conceptus, Inc. Executive Bonus Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2013

Conceptus, Inc.

/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt Executive Vice President and Chief Financial Officer